Form 10-K/A
period 1995-12-31
MATRITECH INC/DE/
filed 1996-06-13
CIK 884847

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-K/A

                          Amendment No. 1 to Form 10-K

(MARK ONE)
   [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                   For the fiscal year ended DECEMBER 31, 1995.
                                         OR
   [_]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
           For the transition period from __________ to __________.
                        Commission File Number 1-12128

                                MATRITECH, INC.
            (Exact name of registrant as specified in its charter)


            Delaware                                   04-2985132
  (State or other jurisdiction of        (IRS employer identification number)
   incorporation or organization)

           330 Nevada Street                              02160
         Newton, Massachusetts                         (ZIP code)
(Address of principal executive offices)

      Registrant's telephone number, including area code:  (617) 928-0820
          Securities registered pursuant to Section 12(b) of the Act:

     Title of each class            Name of each exchange on which registered
     -------------------            -----------------------------------------
 Common Stock, $.01 Par Value               The Boston Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:
                                     None
                               (Title of class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  [X] Yes   [ ] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Aggregate market value, as of [March 21, 1996], of Common Stock held by non-affiliates of the registrant: [$158,110,000] based on the last reported sale price on the Nasdaq Stock Market. [ ]

     Number of shares of Common Stock outstanding on [March 21, 1996:
15,910,683].


                      DOCUMENTS INCORPORATED BY REFERENCE

     The registrant intends to file a definitive Proxy Statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 1995. Portions of such Proxy Statement are incorporated by reference in Part III of this report.
================================================================================

  The undersigned registrant hereby amends and restates Item 1 and Item 7 of its Form 10-K for the fiscal year ended December 31, 1995, so that as so amended and restated said Item 1 and Item 7 shall read in their entireties as set forth on the pages attached hereto.

                               ITEM 1. BUSINESS

Overview

  Matritech develops, manufactures and markets innovative cancer diagnostic products based on its proprietary nuclear matrix protein ("NMP") technology. The nuclear matrix, a three dimensional protein framework within the nucleus of cells, plays a fundamental role in determining cell type by physically organizing the contents of the nucleus, including DNA. The Company has demonstrated that there are differences in the types and amounts of NMPs found in cancerous and normal tissue and believes the detection of such differences in NMPs provides important diagnostic information about cellular abnormalities, including cancer. Using its proprietary NMP technology and expertise, the Company is developing a series of non-invasive or minimally invasive cancer diagnostic tests for bladder, colorectal, prostate, cervical and breast cancer, among others, which the Company believes will be more accurate and allow for reduced treatment costs and a higher standard of patient care than currently available tests.

  NMP22 Bladder Cancer Test. The Company's first product based on its NMP technology, the Matritech NMP22 Test Kit for bladder cancer, is currently awaiting U.S. Food and Drug Administration ("FDA") approval to be marketed in the United States as a prognostic indicator for the recurrence of bladder cancer. In January 1996, the Company received notification from the FDA stating that the NMP22 Test Kit was approvable subject to certain conditions relating to the demographic composition of the subject population of Matritech's clinical trial. In response, the Company submitted data from additional subjects to the FDA in February 1996. Subject to FDA approval, the Company expects to begin marketing the NMP22 Test Kit in the United States during 1996. The NMP22 Test Kit is already commercially available in Europe, Asia (excluding Japan) and several other countries outside the United States.

  Colorectal Cancer Test. The Company is developing a blood-based test utilizing its NMP technology for use in the management of colorectal cancer patients. Matritech recently completed a preliminary study involving over 150 subjects which showed the clinical sensitivity of CEA in identifying subjects with colon cancer was 42% compared to 67% clinical sensitivity for the Company's NMP-based test. Based upon the higher sensitivity of the Company's test demonstrated in the preliminary study, the Company plans to begin a multicenter clinical trial involving an improved version of the test in the second half of 1996. The Company has retained worldwide manufacturing rights for its colorectal cancer assay as well as worldwide marketing rights outside of Japan and Taiwan.

  Prostate, Cervical and Breast Cancer Tests. The Company has also identified NMPs specific to prostate, cervical and breast cancer and is currently developing diagnostic tests based on its proprietary NMP technology for these cancers. Matritech is collaborating with Bayer Corporation ("Bayer") on the development of an automated diagnostic test for cervical cancer. The Company anticipates beginning preliminary clinical trials for its prostate and cervical cancer diagnostic tests during the second half of 1997. The Company plans to develop additional assays for lung, liver, pancreatic, stomach and renal cancers.

Cancer Diagnostics Market

  The cancer diagnostics market is comprised of several overlapping categories, each corresponding to a stage in the identification and management of the disease. The categories are screening, diagnosing, monitoring and evaluating prognosis. Screening tests and procedures, such as mammograms and Pap smears, are performed regularly on individuals who may have no evidence of ill health because the tests are effective in revealing hidden, asymptomatic disease. Screening tests do not yield a final diagnosis. An actual diagnosis of cancer is usually made after microscopic examination of a tissue biopsy. Following diagnosis, additional tests can be used to monitor the course of the disease and the patient's response to treatment. These monitoring tests may be repeated at regular intervals, often every three months, and may be continued for the life of an individual in order to detect the recurrence of cancer. In addition, diagnostic tests are also used to evaluate a patient's prognosis and to select appropriate therapy. Patients identified as having a high risk of recurrence will be monitored more closely and may receive more aggressive treatment. Generally cancer diagnostic assays are not intended for screening or for diagnosis, but are intended to monitor patients with known disease or to make a prognosis related to the recurrence of cancer in previously treated patients.

  Ideally, a cancer diagnostic assay for use in a clinical laboratory should be both sensitive and specific. Clinical sensitivity refers to the percentage of cases in which the assay correctly identifies the presence of disease. Clinical specificity refers to the percentage of cases in which the assay correctly identifies the absence of disease. Clinical sensitivity and specificity percentages reported from studies and trials of cancer diagnostic products may not be directly comparable, as results may be affected by the number of subjects studied, variability in the stages of disease present in the subject population and the demographic composition of the subject population, among other factors.

  Effective in vitro diagnostic assays can reduce the need for more invasive or expensive procedures for diagnosing cancer, such as surgery, biopsy, bone scans and in vivo imaging. There are only a limited number of FDA-approved in vitro cancer diagnostic tests currently available and the relatively low clinical sensitivity and specificity of these tests have limited their clinical utility. The Company believes that these tests suffer from inherent inaccuracies because they detect substances that are only indirectly correlated with the underlying cancer cells. As a consequence of low clinical sensitivity, these tests yield false negatives and many patients with cancer are not diagnosed early enough to receive effective treatment, resulting in additional costs and morbidity. Conversely, low clinical specificity yields false positives resulting in unnecessary, expensive and painful treatment of patients without malignant disease.

NMP Technology

  The Company believes that its NMP technology will allow it to develop cost-effective in vitro assays that are more accurate than those currently available. The nuclear matrix, a three-dimensional protein framework within the nucleus of cells, helps organize active genes ("DNA") in the nucleus. In this way, the nuclear matrix plays a fundamental role in determining cell type and cell function. Although the specific mechanisms of action are not yet fully understood, Matritech and independent scientists have demonstrated that there are differences in the types and amounts of NMPs found in cancerous and normal tissues and also among different types of normal cells. For example, during 1993 and 1994, three NMP-related scientific papers were published, two in Cancer Research and one in the Proceedings of the National Academy of Sciences, which described NMPs specific to prostate, breast and colon cancer tissues. These NMPs were shown to be present in 100% of the cancer tissue specimens examined, but were absent in all of the normal tissue specimens. Subsequent to these papers, the Company has examined numerous additional cancer tissue specimens with the same results. Matritech also has demonstrated that cell death, including cell death related to early tumor development, results in the release of NMPs into bodily fluids. As a result, elevated levels of NMPs may be found in the bodily fluids of cancer patients. The Company is not aware of any other cancer marker or class of markers which exhibit this level of clinical specificity and sensitivity.

  The Company uses its proprietary technology and expertise to identify, isolate and extract NMPs from cancerous and normal tissues. Following extraction, the Company's scientists characterize and sequence these cancer-specific NMPs, which generally are absent, or present at low levels, in the urine, blood and cells of healthy individuals. The Company then develops proprietary antibodies to these NMPs and incorporates the antibodies into industry-standard diagnostic formats, such as blood-based immunoassays.

  The Company's core NMP technology is licensed from Massachusetts Institute of Technology ("MIT"). Under the current terms of the Company's license from MIT, the Company's worldwide license is exclusive until December 31, 1999 (subject to extension), and non-exclusive thereafter, provided that the period of exclusivity will be extended until 2006, provided the Company obtains FDA approval for its first product based on the licensed patents by the end of 1997. The Company has made additional advances in NMP technology and has filed its own patent applications for related protection.

Matritech's Products and Products Under Development

 The Matritech NMP22 Test Kit for Bladder Cancer

  The Company has developed and is marketing in Europe the NMP22 Test Kit as a prognostic indicator for recurrence of bladder cancer following treatment. In November 1994, the Company submitted a PMA application for the NMP22 Test Kit. In January 1996, the Company received a letter from the FDA stating that the NMP22 Test Kit was approvable subject to certain conditions requiring the Company to submit additional data to broaden the demographic makeup of the subject population on whom the Matritech NMP22 Test Kit had been studied. In response to this approvable letter, the Company submitted data from additional subjects to the FDA in February 1996. There can be no assurance that the additional subject data submitted by the Company will satisfy the conditions set forth in the FDA's approvable letter or that the FDA will not require the submission of even more clinical trial data. If no regulatory delays are encountered, and if the FDA approves the product, the Company expects sales of its first FDA approved diagnostic product in the United States in 1996. Sales of the NMP22 Test Kit began in certain countries in Europe in 1995.

  The Company conducted an extensive clinical trial of the NMP22 Test Kit involving more than 1,000 subjects at 13 sites, including bladder cancer patients, patients with other cancers, patients with non-cancerous urinary conditions (such as urinary tract infections) and healthy subjects. In this trial, the NMP22 Test Kit exhibited clinical sensitivity of 70% and clinical specificity of 79%. Statistical analysis of the data from this trial revealed that a negative NMP22 test result for urine specimens obtained from a bladder cancer patient approximately 10 days after transurethral resection of his or her tumor was over 85% predictive of the absence of bladder cancer in that patient three to six months after treatment. The Company intends to conduct additional clinical trials to generate data for submission to the FDA of a monitoring claim for the NMP22 Test Kit, as well as a claim for screening certain high risk individuals.

  The Company believes that the use of the NMP22 Test Kit will enable urologists to manage bladder cancer patients with less invasive and less frequent procedures, thereby potentially reducing treatment costs while maintaining a high standard of patient care. The following diagram illustrates Matritech's clinical claim, which is the basis for its submission for FDA approval. If a bladder cancer patient's NMP22 value is low (less than or equal to 10 units per milliliter) 10 or more days after surgery, there is a high probability that the follow-up cystoscopic examination will not indicate a recurrence of disease. Using this information, the urologist may decide to postpone this exam in order to reduce the cost, anxiety and risk to the patient. Similarly, an NMP22 value greater than 10 units per milliliter indicates a higher risk that the follow-up cystoscopic examination will indicate a recurrence of disease, enabling the urologist to make more aggressive treatment decisions.

  [Shown is a flow chart illustrating the Company's clinical claim for its NMP22 Test Kit, which consists of four squares and two circles containing text, each connected by arrows indicating the logical relationship between them.]

  The Company has retained worldwide manufacturing rights for the NMP22 Test Kit, as well as all marketing rights in the United States, except that the Company has granted UroCor, Inc. ("UroCor") the right to be the Company's exclusive national reference laboratory customer for the NMP22 Test Kit until September 30, 1996. UroCor has an option to extend the period of exclusivity through December 30, 1996 upon the purchase of additional minimum quantities of NMP22 Test Kits. In June 1996, the Company and its then exclusive distributor in Europe terminated their distribution agreement for the NMP22 Test Kit. The Company has recently reached agreements in principle with two new distributors to be the exclusive distributors in Germany and Italy of Matritech-labeled NMP22 Test Kits in those countries. The Company will continue to seek additional distributors in Europe. The Company has also entered into exclusive distribution arrangements for the NMP22 Test Kit in China and with Konica Corporation ("Konica") in Japan. See "--Strategic Alliances."

  Colorectal Cancer Product

  Matritech is developing a blood-based test for use in the management of colorectal cancer patients and has recently completed a preliminary study in over 150 subjects, including both normal healthy volunteers and colon cancer patients. Based upon the assay's performance in this preliminary study, the Company expects to begin clinical trials in the second half of 1996.

  The Company has identified certain NMPs that are elevated in blood from patients with colorectal cancer. The Company has also demonstrated that the types and amounts of certain NMPs differ between colorectal cancer and normal colorectal tissues. The Company is using proprietary antibodies to detect one of these proteins, NuMA, and is developing an assay for colorectal cancer based on these antibodies.

  The Company has conducted a preliminary clinical study of its colorectal cancer assay, the data from which were presented at the Annual Meeting of the American Association for Cancer Research in April 1996. These data compared the detection of NuMA in the blood of colon cancer patients and healthy individuals to the levels of carcinoembryonic antigen "CEA" in the same subjects. In this study, which involved 52 cancer patients and 96 normal individuals, the clinical sensitivity of carcinoembryonic antigen ("CEA") in identifying subjects with colon cancer was 42% compared to 67% clinical sensitivity for the NMP-based test. Following this study, the Company made certain technical modifications to this test resulting in improved sensitivity. Matritech plans to begin a multicenter clinical trial for this test in the second half of 1996. The results of this trial will be submitted to the FDA in order to seek approval to sell the product in the United States. Following manufacturing scale-up and FDA approval for export, the Company intends to begin selling the product in certain countries outside of the United States during the second half of 1996.

  The Company has retained worldwide manufacturing rights for its colorectal cancer assay, as well as all marketing rights in the United States. Yamanouchi Pharmaceutical Co., Ltd. ("Yamanouchi") currently has the option to obtain exclusive rights to the Company's colorectal cancer assay in Japan and Taiwan. The Company submitted the results of the preliminary trials of its colorectal cancer assay to Yamanouchi in accordance with the terms of the Company's agreement with Yamanouchi. Based on its evaluation of the data, Yamanouchi did not elect to proceed with the development and clinical testing of the Company's colorectal cancer product in Japan within the required time period (including a 30-day extension granted by the Company). Consequently, the Company has the option to terminate Yamanouchi's rights with respect to that product. If the Company should terminate such rights, the Company may need to seek a distributor for this product in Japan.

 Prostate Cancer Product

  Matritech is currently developing a blood-based test for prostate cancer and expects to begin in 1997 a clinical trial leading toward a submission for FDA approval.

  The Company began a collaboration in 1992 with investigators from The Johns Hopkins University School of Medicine ("Hopkins") to produce antibodies to a prostate cancer specific NMP ("PC-1") for use in an immunoassay product for prostate cancer, as well as for research purposes. In August 1993, the Company obtained an exclusive, worldwide, royalty-bearing license from Hopkins to patent rights covering certain NMPs that have potential clinical utility in managing prostate cancer. In published research, investigators at Hopkins reported that the level of one of these NMPs, PC-1, was elevated in all of the limited number of prostate cancer specimens that were examined but in none of the benign or normal specimens.

  In an effort to complement the work done at Hopkins, the Company began sponsoring the research of scientists at the University of Pittsburgh ("Pittsburgh") in March 1996 regarding additional prostate cancer specific NMPs. As a result of this financial support, the Company obtained a right of first refusal to an exclusive royalty-bearing license to inventions and/or discoveries arising out of this research. Certain of these NMPs were shown by the Pittsburgh scientists to be related to the metastatic potential of prostate cancer cells in rats. The Pittsburgh scientists have demonstrated that antibodies raised against these metastatic-related NMPs reacted with malignant human prostate tissues. Furthermore, the Pittsburgh scientists believe that these NMPs may be useful in clinically differentiating metastatic from non-invasive tumors.

  Matritech intends to develop a blood and/or tissue-based prostate cancer test using the NMPs identified either by Hopkins or Pittsburgh and to conduct preliminary and clinical trials leading toward a submission for FDA approval. The Company has retained worldwide manufacturing and marketing rights for its prostate cancer assay.

Cervical Cancer Product

  Matritech is developing a test for cervical cancer screening in collaboration with Bayer, one of its corporate partners. Bayer provided funding to Matritech for the identification of cervical cancer specific NMPs and is continuing to fund development of monoclonal antibodies which recognize malignant and pre-malignant or dysplastic cervical cancer cells. These antibodies will be used in clinical laboratories, in conjunction with instruments developed by Bayer, to automate the review and evaluation of cervical cells. This system will initially be designed as a complement to the Pap smear procedure.

  Under the terms of the Company's agreement with Bayer, Bayer has the option, upon payment to Matritech, to acquire exclusive worldwide rights to distribute the cervical cancer assay for automated systems and non-exclusive worldwide rights for a manual assay product. Matritech has maintained its worldwide manufacturing rights to its cervical cancer product. See "--Strategic Alliances."

Breast Cancer Product

  The Company has identified certain NMPs present in breast cancer tissue and absent in normal tissue. Matritech will develop antibodies reactive with these NMPs and evaluate these antibodies on patient blood samples. The Company intends to select antibodies to be used in assays and conduct clinical trials to generate data required to apply for FDA approval of such assays. Matritech believes that the distinctive NMP patterns found in breast cancer cells and the Company's ability to detect these NMPs in blood may enable it to develop a more accurate breast cancer blood assay intended to improve patient management.

  The development and marketing of the Company's breast cancer products are covered by agreements with AB Sangtec Medical ("Sangtec") and Yamanouchi, which give Sangtec exclusive rights to market the Company's breast cancer product in Europe and Yamanouchi exclusive rights to market the Company's breast cancer product in Japan and Taiwan. The Company has retained worldwide manufacturing rights for its breast cancer assay, as well as all marketing rights in the United States. See "--Strategic Alliances."

 Other Cancer Diagnostics Products

  In addition to the Company's NMP22 Test Kit and its colorectal, prostate, cervical and breast cancer products under development, the Company also intends to develop diagnostic assays based on its proprietary NMP technology for lung, liver, pancreatic, stomach and renal cancers.

 Potential Therapeutic Products

  In the ongoing development of its cancer diagnostic products, Matritech has gained expertise in isolating and characterizing NMPs and has demonstrated the ability to determine unique DNA and protein sequences associated with certain NMPs. Matritech believes this expertise provides unique opportunities to further understand how NMPs help control cell identity, behavior and growth. The Company also believes that an increased understanding of the role NMPs play in these processes may allow for the development of NMP-based cancer therapeutics.

  Although Matritech has not yet expended significant resources on therapeutic applications of its NMP technology, the Company is pursuing several programs intended to establish the feasibility of NMP-based cancer therapeutic products. These include programs to determine the DNA sequences of cancer-related NMPs, a project demonstrating the ability to arrest the growth of cancer cells using DNA "anti-sense" technology and a project designed to confirm the feasibility of blocking the function of a target-regulatory NMP.

STRATEGIC ALLIANCES

  To accelerate the early research and development of its products, the Company has pursued a strategy of entering into strategic alliances to fund research and development programs for selected cancer assays. These agreements typically involve up-front and milestone payments in exchange for the right to obtain exclusive distribution rights in selected geographical markets. In order to retain control of its core NMP technology, the Company has not licensed or sublicensed any of its technology to third-parties. The Company has retained manufacturing rights for its NMP22 Test Kit and all other product candidates, except for certain rights that could be granted to certain of its corporate partners if the Company fails to deliver required quantities of product. Under the terms of these funded development arrangements and other distribution arrangements discussed below, the Company's partners purchase finished products or components from Matritech at prices based on Matritech's list price, local reimbursement rates or the partners' net selling price.

  Konica. In 1994, the Company entered into a distribution agreement with Konica. The Konica agreement grants exclusive distribution rights in Japan for the NMP22 Test Kit in exchange for $325,000 in licensing fees. Under the terms of its agreement with Konica, Matritech will sell NMP22 Test Kits to Konica for resale in Japan at prices based on Japanese reimbursement rates. Konica is responsible for obtaining the necessary approvals from the Japanese Ministry of Health and Welfare ("Koseisho") to import and sell the NMP22 Test Kit. Clinical trials must be conducted in Japan and the results submitted to Koseisho prior to obtaining such approvals. Konica has limited manufacturing rights if the Company fails to deliver required quantities.

  Bayer. In June 1995, Matritech signed a joint development and distribution agreement with Bayer and received an initial payment of $150,000. Under the terms of the agreement, Bayer provided funding to Matritech for the identification of cervical cancer-specific NMPs and is currently funding the development of monoclonal antibodies which recognize malignant and pre-malignant or dysplastic cervical cancer cells. These antibodies will be used in clinical laboratories, in conjunction with instruments developed by Bayer, to automate the review and evaluation of cells obtained from cervical smears. Under the terms of the Company's agreement with Bayer, Bayer has the option, upon payment to Matritech, to acquire exclusive worldwide rights to distribute the cervical cancer assay for automated systems and non-exclusive worldwide rights for a manual assay product. If Bayer exercises its option, it would purchase components from Matritech (unless Matritech fails to meet Bayer's product delivery requirements) and would pay Matritech a percentage of Bayer's net selling price. In the year ended December 31, 1995, the Company received $60,000 in milestone payments under this agreement.

  Yamanouchi. In 1991, Matritech and Yamanouchi entered into a development and supply agreement for the development of seven serum assays (breast, colorectal, lung, liver, pancreatic, stomach and renal cancers) for exclusive sale by Yamanouchi in Japan and Taiwan. The agreement provides for development payments to the Company by Yamanouchi to be paid upon the accomplishment of certain milestones. Matritech has received $1 million in milestone payments to date. Yamanouchi did not make any payments to the Company in 1995. In January 1996, the Company submitted the results of the preliminary trials of its colorectal cancer assay to Yamanouchi in accordance with the terms of the agreement. Based on its evaluation of the data, Yamanouchi did not elect to proceed with the development and clinical testing of the Company's colorectal cancer product in Japan within the required time period (including a 30-day extension granted by the Company). Consequently, the Company has the option to terminate Yamanouchi's rights with respect to that product. The purchase price for any products distributed by Yamanouchi will be based on Yamanouchi's net selling price.

  Sangtec. In 1990, Matritech and Sangtec, a Swedish company, entered into a development and supply agreement which provides for the payment by Sangtec to Matritech of up to $700,000 for the development of breast cancer products, of which $60,000 has been paid to Matritech as of December 31, 1995. The development payments are to be made over time, upon the successful achievement of certain technical milestones by Matritech and Sangtec. Sangtec has the exclusive right to market in Europe any breast cancer serum assay developed under the agreement. The purchase price to be paid to the Company for any products distributed by Sangtec will be based on Sangtec's net selling price. Sangtec has limited manufacturing rights if the Company fails to meet Sangtec's product delivery requirements.

MARKETING AND SALES

  The Company has retained all rights to sell all of its products in the United States, except for products for the automated detection of cervical cancer, for which Bayer has an option to acquire exclusive rights. Matritech intends to sell its NMP22 Test Kit in the United States to clinical laboratories using its own direct sales force. The Company has two sales representatives who are in training in anticipation of FDA approval of the NMP22 Test Kit. The Company intends to expand this sales force as sales of the NMP22 Test Kit may warrant or if new products are added. The Company may use one or more distributors for sales to low-volume customers.

  In foreign markets, the Company initially plans to use distributors, but may establish its own sales offices when international sales warrant such a direct presence. Matritech currently has funded development and marketing agreements pursuant to which the Company has granted co-exclusive or exclusive rights to distribute the resulting products in exchange for product development funding. See "--Strategic Alliances."

THIRD-PARTY REIMBURSEMENT

  The Company's ability to successfully commercialize its potential products will depend in part on the extent to which reimbursement for the cost of such products will be available from government health administration authorities, private health insurers and other third-party payors. The Company believes that FDA approval of a diagnostic product facilitates third-party reimbursement, but there can be no assurance that reimbursement will be available for such products or, if available, that it will be adequate.

  In the case of private insurance, the reimbursement of any medical device, whether approved, or for investigational use only or for research use, is at the sole discretion of the patient's individual carrier. The decision to reimburse can be made on a case-by-case basis (as is done for research therapies) or on a system-wide basis (such as screening mammography). Historically, the decision to reimburse for a new medical procedure is made by the carrier's medical director or review committee. This group will base their reimbursement decision on published clinical data and information by the treating physicians. Even if a procedure has been approved for reimbursement, there are no assurances that the insurance carrier will continue to reimburse the procedure.

  Health care reform is an area of continuing national attention and a priority of many governmental officials. Certain reform proposals, if adopted, could impose limitations on the prices the Company will be able to charge in the United States for its products or the amount of reimbursement available for the Company's products from governmental agencies or third-party payors.

Manufacturing and Facilities

  The Company currently assembles its test kits in its 22,500 square-foot facility in Newton, Massachusetts and relies on subcontractors for certain components and processes. The Company's lease is for a term of five years and expires on December 31, 2001. The annual base rent for each year of the term is $230,625. The Company believes that its current facilities are adequate to satisfy the Company's needs as it expands its manufacturing capabilities for at least the next two years, including the initial phases of commercial production. Thereafter, the Company may be required to establish additional manufacturing facilities elsewhere. There can be no assurance that the Company will be able to extend its lease or lease other space on reasonable terms. The Company has retained all manufacturing rights, except for certain rights that could be granted to certain of its corporate partners if the Company fails to perform under its agreements with those corporate partners. See "--Strategic Alliances."

  The Company currently relies on sole suppliers for certain key components for its NMP22 Test Kit. In the event that the components from such suppliers should become unavailable for any reason, the Company would seek alternative sources of supply, which may entail making regulatory submissions and obtaining regulatory approvals from the FDA or such alternative suppliers. Although the Company attempts to maintain an adequate level of inventory to provide for these and other contingencies, should its manufacturing process be disrupted as a result of a shortage of key components or a revalidation of new components, there can be no assurance that the Company would be able to meet its commitments to customers. The Company is also subject to the FDA's GMP requirements. See "--Government Regulation."

Competition

  Matritech is not aware of any other company using NMP technology to develop diagnostic or therapeutic products. However, competition in the development and marketing of cancer diagnostics and therapeutics, using a variety of technologies, is intense.

  There are many pharmaceutical companies, biotechnology companies, public and private universities and research organizations actively engaged in the research and development of clinical cancer diagnostic products. Many of these organizations have financial, manufacturing, marketing and human resources greater than those of the Company. Matritech expects that its diagnostic products will compete largely on the basis of clinical utility, accuracy (sensitivity and specificity), ease of use and other performance characteristics, price, and patent position, as well as on the capabilities of the Company and its marketing partners.

  The Company expects that certain of its assays will compete with existing FDA-approved assays, including BTA, which was recently approved for monitoring bladder cancer, CEA, which is used primarily for monitoring colorectal and breast cancers, PSA, which is used primarily for monitoring and screening prostate cancer, and TRUQUANT BR RIA, which is used for monitoring breast cancer. Matritech is also aware of a number of companies exploring the application of oncogene technology to cancer diagnostics.

  A number of companies are attempting to develop automated instruments for Pap smear analysis that would compete with the cervical cancer product that the Company is developing with Bayer. These companies are computerizing image analysis techniques to automate much of the work currently done by cytotechnologists. To date, two of these instruments have been approved by the FDA for rescreening Pap smear slides previously identified by a cytotechnologist as normal. It is not known if or when such instruments will be approved for initial screening.

  The Company's diagnostic products will also compete with more invasive or expensive procedures such as surgery, bone scans, magnetic resonance imaging ("MRI") and other in vivo imaging techniques. Matritech believes that its products, if successfully commercialized, will contribute to improved patient management and lower overall costs, by providing accurate information and, in some cases, by providing an alternative to these invasive or costly procedures.

  Should the Company decide to develop and seek to market therapeutic products, competition will be based, among other things, on product efficacy, safety, reliability, price and patent position as well as the state of the industry and capabilities of the Company, future marketing partners and competitors.

  In addition, there can be no assurance that competing diagnostic and therapeutic products based on other technologies will not be introduced by other companies and adversely affect the competitive position of the Company.

Patents, Licenses and Trade Secrets

  Matritech's diagnostic technology is protected by three United States patents expiring in 2006, with corresponding foreign patents granted and/or patent applications pending in Canada and selected countries in Europe and the Far East. The NMP technology owned by MIT, is licensed to Matritech worldwide in exchange for royalties payable until the expiration of underlying patent rights. MIT has licensed its patent rights to Matritech on an exclusive basis through 1999, which exclusivity will be extended until the expiration of all patent rights in 2006 provided the Company obtains FDA approval for its first product based on the licensed patents by the end of 1997.

  The protection offered by these patents extends to the detection and measurement of NMPs, or associated nucleic acids, using antibody or gene probe formats, as well as to certain assay methods exploiting NMPs. MIT has voluntarily applied for the reissue of one of its patents which seeks to strengthen its protection of NMP technology. Matritech has filed additional United States patent applications on related NMP advances and corresponding applications under the Patent Cooperation Treaty designating Canada, Australia and selected countries in Europe and the Far East. The Company currently has 11 applications on file in the United States on these disclosures. The Company intends to file additional patent applications in the future. The Company believes that any patents that may issue from its applications will provide competitive protection for its products after expiration of its license from MIT. The Company also intends to rely on its unpatented proprietary information to maintain and develop its commercial position.

  In 1993, the Company obtained an exclusive, worldwide, royalty-bearing license from The Johns Hopkins University to patent rights covering certain NMPs that scientists at Hopkins have reported to be specific to prostate cancer.

  In March 1995, the Company obtained an exclusive, worldwide, royalty-bearing license from Yale University to patent rights covering Yale University's discovery of a new group of proteins which interact with structural components of the nuclear matrix. Beginning in 1997, Matritech is required to make minimum royalty payments to Yale University under this agreement.

Government Regulation

 Diagnostic Products

  The medical devices to be marketed and manufactured by the Company are subject to extensive regulation by the FDA, and, in some instances, by foreign governments. Pursuant to the Federal Food, Drug and Cosmetic Act of 1976, as amended, and the regulations promulgated thereunder (the "FDC Act"), the FDA regulates the clinical testing, manufacture, labeling, distribution, and promotion of medical devices. Noncompliance with applicable requirements can result in, among other things, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the government to grant premarket clearance or premarket approval for devices, withdrawal of marketing approvals, and criminal prosecution. The FDA also has the authority to request repair, replacement or refund of the cost of any device manufactured or distributed by the Company.

  In the United States, medical devices and diagnostics are classified into one of three classes (class I, II, or III) on the basis of the controls deemed necessary by the FDA to reasonably assure their safety and effectiveness. Under FDA regulations, class I devices are subject to general controls (for example, labeling, premarket notification and adherence to GMPs) and class II devices are subject to general and special controls (for example, performance standards, postmarket surveillance, patient registries, and FDA guidelines). Generally, class III devices are those which must receive PMA by the FDA to ensure their safety and effectiveness (for example, life-sustaining, life-supporting and implantable devices, or new devices which have not been found substantially equivalent to legally marketed devices).

  Before a new device can be introduced into the market, the manufacturer must generally obtain marketing clearance through the filing of either a 510(k) notification or a PMA. A 510(k) clearance will be granted if the submitted information establishes that the proposed device is "substantially equivalent" to a legally marketed class I or II medical device, or to a class III medical device for which the FDA has not called for a PMA. The FDA may determine that a proposed device is not substantially equivalent to a legally marketed device, or that additional information or data are needed before a substantial equivalence determination can be made. A request for additional data may require that clinical studies of the safety and efficacy of the device be performed.

  Commercial distribution of a device for which a 510(k) notification is required can begin only after the FDA issues an order finding the device to be "substantially equivalent" to a predicate device. It generally takes from four to twelve months from submission to obtain a 510(k) clearance, but may take longer. The FDA may determine that a proposed device is not substantially equivalent to a legally marketed device, or that additional information is needed before a substantial equivalence determination can be made.

  A PMA application must be filed if a proposed device is not substantially equivalent to a legally marketed class I or class II device, or if it is a class III device for which the FDA has called for PMAs. A PMA application must be supported by valid scientific evidence which typically includes clinical trial data to demonstrate safety and the effectiveness of the device. The PMA application must also contain the results of all relevant bench tests, laboratory and animal studies, a complete description of the device and its components, and a detailed description of the methods, facilities and controls used to manufacture the device, as well as proposed labeling.

  Upon receipt of a PMA application, the FDA makes a threshold determination as to whether the application is sufficiently complete to permit a substantive review. If the FDA determines that the PMA application is sufficiently complete to permit a substantive review, the FDA will accept the application for filing. Once the submission is accepted for filing, the FDA begins an in-depth review of the PMA. An FDA review of a PMA application generally takes one to two years from the date the PMA application is accepted for filing, but may take significantly longer. The review time is often significantly extended as a result of the FDA requiring more information or clarification of information already provided in the submission. During the review period, an advisory committee, typically a panel of clinicians and/or other appropriate experts in the relevant fields, will likely be convened to review and evaluate the application and provide recommendations to the FDA as to whether the device should be approved. The FDA is not bound by the recommendations of the advisory committee but generally follows them. Toward the end of the PMA review process, the FDA generally will conduct an inspection of the manufacturer's facilities to ensure that the facilities are in compliance with applicable GMP requirements.

  If the FDA's evaluations of both the PMA application and the manufacturing facilities are favorable, the FDA will either issue an approval letter or an approvable letter, which usually contains a number of conditions which must be met in order to secure final approval for sale of the device. When and if those conditions have been fulfilled to the satisfaction of the FDA, the agency will issue a PMA approval letter, authorizing commercial marketing of the device for certain indications. If the FDA's evaluations of the PMA application or manufacturing facilities are not favorable, the FDA will deny approval of the PMA application or issue a "not approvable letter." The FDA may also determine that additional clinical trials are necessary, in which case PMA approval may be substantially delayed while additional clinical trials are conducted and submitted in an amendment to the PMA. The PMA process can be expensive, uncertain and lengthy and a number of devices for which FDA approval has been sought by other companies have never been approved for marketing.

  Once a device has successfully completed the PMA approval process, modifications to the device, its labeling, or manufacturing process may require approval by the FDA of PMA supplements or new PMAs. Supplements to a PMA often require the submission of the same type of information required for an initial PMA, except that the supplement is generally limited to that information needed to support the proposed change from the product covered by the original PMA.

  Although clinical investigations of most devices are subject to the investigational device exemption ("IDE") requirements, clinical investigations of in vitro diagnostic ("IVDs") tests are exempt from the IDE requirements, including FDA approval of investigations, provided the testing is non-invasive, does not require an invasive sampling procedure that presents significant risk, does not introduce energy into a subject, and the tests are not used as a diagnostic procedure without confirmation of the diagnosis by another medically established diagnostic product or procedure. IVD manufacturers must also establish distribution controls to assure that IVDs distributed for the purposes of conducting clinical investigations are used only for that purpose. Pursuant to current FDA policy, manufacturers of IVDs labeled for investigational use only ("IUO") or research use only ("RUO") are encouraged by the FDA to establish a certification program under which investigational IVDs are distributed to or utilized only by individuals, laboratories, or health care facilities that have provided the manufacturer with a written certification of compliance indicating that (1) the device will be used for investigational or research purposes only, and (2) results will not be used for diagnostic purposes without confirmation of the diagnosis under another medically established diagnostic device or procedure. In addition, the certification program requirements for IUO products should include assurances that all investigations or studies will be conducted with approval from an institutional review board ("IRB"), using an IRB-approved study protocol and patient informed consent and that the device will be labeled in accordance with the applicable labeling regulations. Sponsors of clinical trials are permitted to sell those devices distributed in the course of the study provided such compensation does not exceed recovery of the costs of manufacture, research, development and handling.

  In November 1994, the Company submitted a PMA application for its Matritech NMP22 Test Kit as a prognostic indicator for bladder cancer (i.e., as a predictor of bladder cancer recurrence following therapy, such as surgical excision of cancerous tissue). In January 1996, the Company received a letter from the FDA stating that the NMP22 Test Kit was approvable subject to certain conditions requiring the Company to submit additional data to broaden the demographic makeup of the subject population on whom the Matritech NMP22 Test Kit had been studied. In response to this approvable letter, the Company submitted data from additional subjects to the FDA in February 1996. There can be no assurance that the additional subject data submitted by the Company will satisfy the conditions set forth in the FDA's approvable letter or that the FDA will not require the submission of even more clinical trial data. There can be no assurance that data and information submitted by the Company in the original PMA application or in response to the FDA's approvable letter, will adequately demonstrate the safety and effectiveness of the Matritech NMP22 Test Kit to obtain approval of the PMA application from the FDA.

  Any products manufactured or distributed by the Company pursuant to FDA clearances or approvals are subject to pervasive and continuing regulation by the FDA, including recordkeeping requirements and reporting of adverse experiences with the use of the device. Device manufacturers are required to register their establishments and list their devices with the FDA, and are subject to periodic inspections by the FDA and certain state agencies. The FDC Act requires devices to be manufactured in accordance with GMP regulations which impose certain procedural and documentation requirements upon the Company with respect to manufacturing and quality assurance activities.

  Labeling and promotional activities are subject to scrutiny by the FDA and, in certain instances, by the Federal Trade Commission. If approved, the NMP22 Test Kit may only be promoted by the Company as a prognostic indicator. The FDA actively enforces regulations prohibiting the promotion of devices for unapproved uses and the promotion of devices for which premarket clearance or approval has not been obtained. Consequently, the Company cannot promote the NMP22 Test Kit for cancer screening or for any other unapproved use. Failure to comply with these requirements can result in regulatory enforcement action by the FDA that would adversely affect the Company's ability to conduct testing necessary to obtain market clearance for these products and, consequently, could have a material adverse effect on the Company's business, financial condition and results of operations.

  The Company and its products are also subject to a variety of state laws and regulations in those states or localities where its products are or will be marketed. Any applicable state or local regulations may hinder the Company's ability to market its products in those states or localities. Manufacturers are also subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control, and disposal of hazardous or potentially hazardous substances. There can be no assurance that the Company will not be required to incur significant costs to comply with such laws and regulations now or in the future or that such laws or regulations will not have a material adverse effect upon the Company's ability to do business.

 Foreign Sales

  Export of unapproved products subject to the PMA requirements must be approved in advance by the FDA for export unless they are approved for use by the regulatory authorities in any member community of the European Community, and certain other countries in which case they may be exported to any country without FDA approval. To obtain FDA export approval, when it is required, certain requirements must be met and information must be provided to the FDA, including, with some exceptions, documentation demonstrating that the product is approved for import into a country to which it is to be exported and safety data from animal or human studies. There can be no assurance that FDA will grant export approval when such approval is necessary, or that the countries to which the devices are to be exported will approve the devices for import. Failure on the part of the Company to obtain export approvals, when required, could significantly delay and impair the Company's ability to continue exports of its devices and could have a material adverse effect on the Company's business, financial condition or results of operations.

  The introduction of the Company's developmental-stage test products in foreign markets will also subject the Company to foreign regulatory clearances which may impose additional substantial costs and burdens. International sales of medical devices are subject to the regulatory requirements of each country. The regulatory review process varies from country to country. Many countries also impose product standards, packaging requirements, labeling requirements and import restrictions on devices. In addition, each country has its own tariff regulations, duties and tax requirements. In Germany, where the Company began selling its NMP22 Test Kit for bladder cancer in 1995, no regulatory approval comparable to the U.S. PMA is required prior to public sale of diagnostic products. In Japan, where the Company's distributor for NMP22, Konica, is responsible for obtaining the necessary approvals from Koseisho to import and sell the NMP22 product, clinical trials must be conducted and the results submitted to Koseisho prior to obtaining such approvals. The process of obtaining Koseisho approval in Japan may require as much time as to obtain a PMA in the U.S.

  The approval by the FDA and foreign government authorities is unpredictable and uncertain and no assurance can be given that the necessary approvals or clearances will be granted on a timely basis or at all. Delays in receipt of, or a failure to receive, such approvals or clearances, or the loss of any previously received approvals or clearances, could have a material adverse effect on the business, financial condition and results of operations of the Company.

  Changes in existing requirements or adoption of new requirements or policies could adversely affect the ability of the Company to comply with regulatory requirements. Failure to comply with regulatory requirements could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company will not be required to incur significant costs to comply with laws and regulations in the future or that laws or regulations will not have a material adverse effect upon the Company's business, financial condition or results of operations. See "Risk Factors--Risks Associated with Extensive Government Regulation."

 CLIA

  Pursuant to the Clinical Laboratory Improvement Amendments ("CLIA"), the FDA will assign a complexity category to each new in vitro diagnostic test. This category will determine the rigor of quality control that must be followed by purchasers and users of the device and, thus, can affect purchasing decisions of laboratories and hospitals. In addition, as part of the premarket review process, manufacturers must establish that the device's quality control instructions are commensurate with CLIA quality control requirements for that device. The review period for in vitro diagnostic tests may be extended due to these new CLIA requirements.

 Therapeutic Products

  To obtain FDA approval for a new (non-biological) drug or biological drug, a company must first conduct pre-clinical studies in the laboratory and in animal models to gain preliminary information about a product's safety. This pre-clinical stage can take several years to complete and there can be no assurance that such pre-clinical studies will be supportive of a product submission to the FDA. Following pre-clinical testing, clinical trials are conducted, typically in three sequential phases, although the phases may overlap. The process of completing clinical testing can take a number of years and require the expenditure of substantial resources. Additionally, the length of time it takes for the FDA to evaluate an application for marketing approval varies considerably as does the amount of pre-clinical and clinical data required to demonstrate the safety and efficacy of a specific product. Generally, biological drugs are regulated more rigorously than are other drugs.

  The process currently required by the FDA before a new human non-biologic drug or biological drug product may be marketed in the United States includes
(i) successful conclusion of pre-clinical laboratory and animal tests, (ii) filing with the FDA of an Investigational New Drug ("IND") application to conduct human trials for drugs or biologic products, which must become effective before human trials for drugs or biologic products, which must become effective before human clinical trials may commence, (iii) successful completion of adequate and well-controlled human clinical investigations to establish the safety and efficacy of the drug or, in the case of a biologic, to establish that it is safe, pure, potent and effective for its recommended conditions of use and (iv) filing by the Company and approval by the FDA of a New Drug Application ("NDA") for a non-biologic drug product, or a Product License Application ("PLA") and an Establishment License Application ("ELA") for a biological drug product. In addition to obtaining FDA approval for each product, each manufacturing establishment must receive a satisfactory inspection by the FDA. The prospective manufacturer's quality control and manufacturing procedures must conform to the FDA's drug GMP regulations, which must be followed at all times. Biologics are subject to separate GMP requirements in addition to drug GMPs, and also usually are subject to lot-by-lot release requirements. In complying with standards set forth in these GMP regulations, manufacturers must continue to expend time, money and effort in the area of production and quality control to ensure full technical compliance.

  Any therapeutic products that the Company may develop would likely be subject to regulation by the FDA as either a new drug or biologic. Development and approval of new drugs or biologics within these regulatory frameworks takes a number of years, involves the expenditure of substantial resources and is uncertain. Many drug and biologic products that initially appear promising ultimately do not reach the market because they are not found to be safe or effective or cannot meet other stringent FDA regulatory requirements. In addition, there can be no assurance that the current regulatory framework for approval of new drugs and biologics will not change or that additional regulations will not arise at any stage of the Company's product development of such products that may affect approval, delay the submission or review of an application or license or require additional expenditures by the Company.

  Further, in order to hold Product and Establishment Licenses for a biologic, Matritech would have had to participate in the manufacturing process for that product to a significant degree. The FDA recently has changed its regulations in regard to manufacturing. The Company believes that these regulations would not permit it to hold PLA/ELA without performing significant manufacturing operations. Historically, the FDA has taken three to five years to review drug and biologic product applications. Additionally, after review of the initial application, the FDA may request additional data requiring new non-clinical and clinical studies. Also, the FDA will require postmarket reporting and may require surveillance programs to monitor the side effects of the drug or biologic product.

  Pursuant to the Prescription Drug User Fee Act of 1992, drug manufacturers will be required to pay three types of user fees: (1) a one-time application fee for approval of a prescription NDA or PLA; (2) an annual product fee imposed on prescription drug products after FDA approval; and (3) an annual establishment fee imposed on facilities used to manufacture prescription drugs. There are exemptions for certain products, and deferrals of payment and significant discounts for small business. It also is possible that as part of health care reform, these user fees will be increased and/or extended to other products, including devices.

  Therapeutic products that may be developed by the Company and sold outside the United States will be subject to regulation by the country where sales are being made and may, in some cases, require FDA approval for export from the United States. The time required to obtain foreign regulatory approvals will vary from country to country and may be longer or shorter than that required for FDA approval.

 Other

  In order for the Company to conduct preliminary studies or clinical trials at a hospital or other health care facility, the Company's research collaborators must first obtain approval from the IRB of the hospital or health care facility. In each case, a written protocol must be submitted to the IRB describing the study or trial, which is reviewed by the IRB with a view to protecting the safety and privacy of the institution's patients.

  In addition to the regulatory framework for clinical trials and product approvals, the Company is subject to regulation under federal, state and local law, including requirements regarding occupational safety, laboratory practices, environmental protection and hazardous substance control, and may be subject to other present and possible future local, state, federal and foreign regulation.

Employees

  As of March 12, 1996, the Company had 39 full-time employees, 23 of whom were engaged in research and development. The Company's future success depends in part on its ability to recruit and retain talented and trained scientific, technical, marketing and business personnel. The Company has been successful to date in hiring and retaining such personnel, but there can be no assurance that such success will continue. None of the Company's employees is represented by a labor union, and the Company considers its relations with its employees to be excellent.

Research and Development

  Matritech's future success will depend in large part on its ability to develop and bring to market new products based on its proprietary NMP technology. Accordingly, Matritech devotes substantial resources to research and development. The Company has assembled a scientific staff with a variety of complementary skills in several advanced research disciplines, including molecular biology, immunology and protein chemistry. In addition, Matritech maintains consulting and advisory relationships with a number of prominent researchers.

  During 1992, 1993, 1994 and 1995 Matritech spent approximately $2.2 million, $2.7 million, $3.5 million and $3.0 million, respectively, on research and development. Substantially all of these expenditures were related to the development of diagnostic products. In January 1995, the Company received an SBIR grant for research related to PC-1. See "--Matritech's Products and Products under Development--Prostate Cancer Product." In March 1995, the Company received a $99,358 Small Business Innovation Research ("SBIR") grant to research NMP colon cancer markers and in September 1995, the Company received a $99,731 SBIR grant to develop assays that screen drug compounds intended to arrest the growth of cancer cells.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Overview

  The Company was incorporated in 1987 to develop, manufacture and market innovative cancer diagnostic products based on its proprietary NMP technology. Matritech has been unprofitable since inception and expects to incur significant operating losses for at least the next two years. The Company was considered a development-stage company until the fourth quarter of 1995. For the period from inception to December 31, 1995, the Company incurred a cumulative net loss of approximately $21 million.

  In 1995, the Company began to sell its NMP22 Test Kits in certain countries in Europe through a distributor. See "Business--Matritech's Products and Products Under Development--The Matritech NMP22 Test Kit for Bladder Cancer." The Company is currently awaiting FDA approval to begin selling the NMP22 Test Kit in the United States. If approved by the FDA, the Company will begin to sell and distribute its NMP22 Test Kits throughout the United States.

Results of Operations

 Year Ended December 31, 1995 Compared with Year Ended December 31, 1994

  Collaborative research and development revenue, license fees and product sales decreased to $1,023,000 for the year ended December 31, 1995 from $1,314,000 for the year ended December 31, 1994. Revenue generated from collaborative research and development and license fees in the year ended December 31, 1995 consisted of $280,000 in license fees from a marketing agreement with Boehringer Ingelheim International GmbH ("BII"), $210,000 from a funded development agreement with Bayer, and $190,000 in SBIR grants for the Company's prostate, colon and drug screening assay projects. Collaborative research and development revenue and license fees in the year ended December 31, 1994 consisted of $720,000 in license fees from a marketing agreement with BII, $325,000 in license fees from a marketing agreement with Konica, $100,000 in milestone revenues from Hybritech Incorporated ("Hybritech") relating to a funded development and marketing agreement, which has been terminated, and $68,000 in SBIR funding for the Company's prostate cancer research project. Revenue from product sales increased 240% to $343,000 for the year ended December 31, 1995 as compared to $101,000 in 1994. This increase was primarily due to expanded sales of the Company's NMP22 Test Kit in Europe and Japan. Product sales in Europe during 1995 were minimal due to product introduction in the second quarter and a shift in the business focus of BII, the Company's former exclusive distributor in Europe. See "Business--Matritech's Products and Products Under Development-- The Matritech NMP22 Test Kit for Bladder Cancer."

  Interest and other income was $217,000 for the year ended December 31, 1995 and $92,000 for the year ended December 31, 1994, an increase of 136% resulting from a combination of higher interest rates and significantly higher average cash balances available for investment throughout 1995 as compared to 1994 resulting from financings during 1995.

  Research and development expenses decreased 13% to $3,014,000 for the year ended December 31, 1995 from $3,470,000 for the year ended December 31, 1994. The decrease was due to reductions in both product development expenses and clinical trial costs associated with the Company's bladder cancer diagnostic product which was submitted to the FDA in November 1994.

  Selling, general and administrative expenses increased 45% to $2,309,000 for the year ended December 31, 1995 from $1,592,000 for the year ended December 31, 1994. The increase primarily related to increased professional fees for the Company's patent protection applications and consulting fees as well as the establishment in February 1995 of an internal sales and marketing function and the expenses related to the launch of the Company's NMP22 Test Kit in certain countries in Europe in 1995 and the anticipated launch in the United States in 1996. The balance of the increase was attributable to expenses incurred for the relocation of the Company to larger facilities in Newton, Massachusetts during the latter part of 1995.

  The Company incurred a net loss of $4,083,000 for the year ended December 31, 1995, as compared to a net loss of $3,656,000 for the year ended December 31, 1994. The increased loss for the year ended December 31, 1995 was primarily a result of decreased revenues from license fees and increased selling, general and administrative expenses which were partially offset by a reduction in research and development expenses.

 Year Ended December 31, 1994 Compared with Year Ended December 31, 1993

  Collaborative research and development revenue, license fees and product sales increased to $1,314,000 for the year ended December 31, 1994 from $187,000 for the year ended December 31, 1993. Revenue generated from collaborative research and development and license fees in the year ended December 31, 1994 consisted of $720,000 in license fees from a marketing agreement with BII, $325,000 in license fees from a marketing agreement with Konica, $100,000 in milestone revenues from Hybritech relating to a funded development and marketing agreement and $68,000 in SBIR funding for the Company's prostate cancer research project. Matritech's revenue from collaborative research and development for the year ended December 31, 1993 consisted of $150,000 in milestone payments from Hybritech related to the same funded development and marketing agreement. Revenue from product sales increased 173% to $101,000 for the year ended December 31, 1994 as compared to $37,000 in 1993. This increase was primarily due to sales of the Company's NMP22 Test Kit in Japan to Konica.

  Interest and other income was $92,000 for the year ended December 31, 1994 and $81,000 for the year ended December 31, 1993, an increase of 14% resulting from a combination of higher interest rates and slightly higher average cash balances available for investment throughout 1994 as compared to 1993.

  Research and development expenses increased 27% to $3,470,000 for the year ended December 31, 1994 from $2,728,000 for the year ended December 31, 1993. Approximately 44% of the increase related to the transfer of personnel and related expenses to research and development to support product manufacturing. Approximately 35% of the increase was due to clinical trials for the Company's bladder cancer diagnostic product. The balance of the increase was primarily due to increased personnel costs, increased purchases of reagents and laboratory supplies and the increased rent and utilities expense resulting from the Company's expansion into larger facilities.

  Selling, general and administrative expenses decreased 13% to $1,592,000 for the year ended December 31, 1994 from $1,821,000 for the year ended December 31, 1993. In 1993, the Company expensed $59,000 of cost associated with an unsuccessful private placement. Excluding this item, general and administrative expenses decreased 10% which was primarily due to a transfer of personnel to research and development to support product manufacturing and decreased staffing in the marketing department in 1994.

  The Company incurred a net loss of $3,656,000 for the year ended December 31, 1994, as compared to a net loss of $4,281,000 for the year ended December 31, 1993. The decreased loss for the year ended December 31, 1994 was primarily a result of increased revenues from license fees, product sales, and SBIR funding. Increased expenses in research and development were partially offset by decreased expenses in operations and marketing.

Liquidity and Capital Resources

  Since its inception, the Company has financed its operations primarily through private and public offerings of its securities and through funded development and marketing agreements. In September 1995, the Company received net proceeds of approximately $6,658,000 from the private sale of Common Stock. In December 1995, the Company received net proceeds of approximately $4,656,000 from the exercise of certain Common Stock warrants which the Company had called for redemption. In June 1995, the Company signed a product development and marketing option agreement with Bayer and received a $150,000 initial payment. Under this agreement, Matritech is eligible to receive further milestone and option payments upon the completion of specific product development milestones. In the year ended December 31, 1995, Matritech received $60,000 in milestone payments under this agreement. At December 31, 1995, the Company had cash and cash equivalents of $11,009,000 and working capital of $10,839,000.

  The Company's operating activities used cash of approximately $4,034,000, $3,231,000 and $4,188,000 for the years ended December 31, 1993, 1994 and
1995, respectively, primarily to fund the Company's operating loss.

  The Company's investing activities used cash of approximately $99,000 and $147,000 in the years ended December 31, 1994 and 1995, respectively, primarily for purchases of equipment, leasehold improvements and certain intangible assets. The Company's investing activities provided cash of approximately $770,000 in the year ended December 31, 1993 from the sale of marketable securities partially offset by the purchases of equipment and leasehold improvements and certain intangible assets.

  Financing activities provided cash of approximately $3,397,000, $4,648,000, and $11,371,000 in the years ended December 31, 1993, 1994 and 1995, respectively, primarily from the sale of equity securities and the exercise of stock options and warrants, net of payments of capital lease obligations.

  Capital expenditures totaled approximately $92,000 during the year ended December 31, 1995, which consisted primarily of computer systems, laboratory equipment and leasehold improvements to the Company's facilities in Newton, Massachusetts. The Company currently estimates that it will acquire approximately $331,000 of capital equipment during the year ending December 31, 1996, consisting primarily of computer systems, laboratory equipment and office equipment.

  The Company may from time to time consider obtaining additional long-term funding for its operations from various sources including collaborative arrangements and additional public or private financings. The Company anticipates that its existing capital resources including working capital and interest thereon will satisfy its capital needs at least through September 30, 1997. The survival of the Company in the long term, however, is dependent on its ability to generate revenue from sales of its products. There can be no assurance that such additional funding will be available on terms acceptable to the Company, if at all.

  The Company expects to incur continued research and development expenses and other costs, including costs related to clinical studies to commercialize additional products based on its NMP technology. The Company expects that such costs will increase in the fiscal year ending December 31, 1996 and will result in continued losses from operations. The Company may require substantial additional funds to complete new product development, conduct clinical trials and manufacture and market its products.

  The Company's future capital requirements will depend on many factors, including continued scientific progress in its research and development programs, the magnitude of these programs, progress with clinical trials for its diagnostic products, the time involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patent claims, competing technological and market developments, the ability of the Company to establish additional development and marketing arrangements to provide funding for research and development and funding to conduct clinical trials, obtain regulatory approvals, and manufacture and market certain of the Company's products. Should the Company pursue potential therapeutic applications of its technology beyond initial feasibility studies, substantial additional financing would also be required.

  The Company's future financial and operational results, as well as future conditions or objectives described in any statements in this report that are not statements of historical fact (i.e. forward-looking statements), specifically statements regarding the Company's future regulatory approvals, product introductions and capital resources, are subject to a number of material risks and uncertainties that may affect such results or conditions, including:

  History of Operating Losses and Anticipated Future Losses. The Company has incurred operating losses since its inception and expects to incur significant operating losses over the next few years. The Company expects to improve operating results in future periods, however, there can be no assurance that the Company will achieve or maintain profitability or that its revenue growth can be sustained in the future.

  Uncertainties Associated with Future Performance. The Company's success in the market for diagnostic products will depend, in part, on the Company's ability: to successfully develop, test, produce and market its products; obtain necessary governmental approvals in a timely manner; to attract and maintain key employees; and to successfully respond to technological changes in its marketplace.

  Access to Capital. The Company will consider from time to time various financing alternatives and may seek to raise additional capital through equity or debt financing or to enter into corporate partnering arrangements. There can be no assurance, however, that this funding will be available on terms acceptable to the Company, if at all.

  Fluctuation in Operating Results. The Company's future operating results may vary significantly from quarter to quarter or from year to year depending on a number of factors including: the timing of payments from corporate partners and research grants; regulatory approvals and the introduction of new products by the Company; the timing and size of orders from the Company's customers; and the market acceptance of the Company's products. The Company's current planned expense levels are based in part upon expectations as to future revenue. Consequently, profits may vary significantly from quarter to quarter or year to year based on the timing of revenue. Revenue or profits in any period will not necessarily be indicative of results in subsequent periods.

                                   SIGNATURES

     Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Newton, Commonwealth of Massachusetts, on June 13, 1996.

                                    MATRITECH, INC.


                                    By: /s/ Stephen D. Chubb
                                       ---------------------
                                       Stephen D. Chubb
                                       Director, Chairman and
                                        Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.


Signature                                Title                 Date
- ---------                                -----                 ----

/s/ Stephen D. Chubb            Director, Chairman and        June 13, 1996
- -------------------------       Chief Executive Officer,
Stephen D. Chubb                (Principal Executive and
                                Financial Officer)


/s/ David L. Corbet             Director, President and       June 13, 1996
- -------------------------       Chief Operating Officer
David L. Corbet

/s/ Leslie R. Teso              Vice President, Finance,      June 13, 1996
- -------------------------       Secretary and Treasurer
Leslie R. Teso                  (Principal Accounting
                                Officer)


/s/ Thomas R. Morse             Director                      June 13, 1996
- -------------------------
Thomas R. Morse

/s/ David Rubinfien             Director                      June 13, 1996
- -------------------------
David Rubinfien

/s/ T. Stephen Thompson         Director                      June 13, 1996
- -------------------------
T. Stephen Thompson

/s/ C. William Zadel            Director                      June 13, 1996
- -------------------------
C. William Zadel

/s/ John R. Buchanan            Director                      June 13, 1996
- -------------------------
John R. Buchanan