Form 10-Q/A
period 1996-03-31
MATRITECH INC/DE/
filed 1996-06-13
CIK 884847

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q/A

                          Amendment No. 1 to Form 10-Q


 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities
- ---  Exchange Act of 1934: For the quarterly period ended March 31, 1996

                                      OR

     Transition report pursuant to Section 13 or 15(d) of the Securities
- ---  Exchange Act of 1934: For the transition period from __________ to
     __________

     Commission file number: 1-12128


                                Matritech, Inc.
                                ---------------
             (Exact name of registrant as specified in its charter)

          Delaware                                          04-2985132
          --------                                          ----------
          (State or other                                   (I.R.S. Employer
          jurisdiction of                                   Identification No.)
          incorporation or
          organization)

                 330 Nevada Street, Newton, Massachusetts 02160
                 ----------------------------------------------
              (Address of principal executive offices)  (Zip Code)

                                 (617) 928-0820
                                 --------------
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes  X     No
         ---        ___

     As of [April 17, 1996] there were [15,927,146] shares of Common Stock outstanding.



                   [The Exhibit Index is located on Page 14.]



                                  Page 1 of __

     The undersigned registrant hereby amends and restates Item 2 of its Form 10-Q for the fiscal quarter ended March 31, 1996, so that as so amended and restated said Item 2 shall read in its entirety as set forth on the pages attached hereto.



                                  Page 2 of __

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Overview

  The Company was incorporated in 1987 to develop, manufacture and market innovative cancer diagnostic products based on its proprietary NMP technology. Matritech has been unprofitable since inception and expects to incur significant operating losses for at least the next two years. The Company was considered a development-stage company until the fourth quarter of 1995. For the period from inception to March 31, 1996, the Company incurred a cumulative net loss of approximately $22.4 million.

  In 1995, the Company began to sell its NMP22 Test Kits in certain countries in Europe through a distributor. The Company is currently awaiting FDA approval to begin selling the NMP22 Test Kit in the United States. If approved by the U.S. Food and Drug Administration, the Company will begin to sell and distribute its NMP22 Test Kits throughout the United States.

Results of Operations

 Three Months Ended March 31, 1996 Compared with Three Months Ended March 31,
1995

  Collaborative research and development, license fees and product sales increased to $179,000 for the quarter ended March 31, 1996 from $74,000 for the quarter ended March 31, 1995. Revenue generated from collaborative research and development and license fees in the quarter ended March 31, 1996 consisted of $47,000 in Small Business Innovation Research ("SBIR") funding for the Company's drug screening assay project as compared to $34,000 in SBIR funding for the Company's prostate cancer project in the first quarter of 1995. Revenue from product sales increased 230% to $132,000 for the quarter ended March 31, 1996 as compared to $40,000 in the first quarter of 1995. This increase was primarily due to expanded sales of the Company's NMP22 Test Kit for bladder cancer and certain research products. Product sales in Europe for the quarter ended March 31, 1996 were minimal due to a shift in the business focus of the Company's former exclusive distributor in Europe. In June 1996, the Company and its then exclusive distributor in Europe terminated their distribution agreement for the NMP22 Test Kit. The Company has recently reached agreements in principle with two new distributors to be the exclusive distributors in Germany and Italy of Matritech-labeled NMP22 Test Kits in those countries. The Company will continue to seek additional distributors in Europe.

  Interest and other income was $153,000 for the quarter ended March 31, 1996 and $53,000 for the quarter ended March 31, 1995. The increase of 189% resulted from significantly higher cash balances available for investment during the first quarter of 1996 as compared to 1995 resulting from financings during the fourth quarter of 1995.

  Research and development expenses increased 19% to $933,000 for the quarter ended March 31, 1996 from $785,000 for the quarter ended March 31, 1995. The increase was primarily related to the scale-up of product manufacturing for the Company's NMP22 Test Kit for bladder cancer, for which the Company is currently awaiting approval by the FDA.

  Selling, general and administrative expenses increased 59% to $806,000 for the quarter ended March 31, 1996 from $506,000 for the quarter ended March 31, 1995. Approximately half of the increase resulted primarily from increased staffing in the sales and marketing department and the marketing programs established to promote the Company's products worldwide. The balance of the increase primarily related to increased salaries and professional fees and to a lesser extent expenses incurred in the first quarter of 1996 in connection with the Company's move from Cambridge to Newton, Massachusetts.

  The Company incurred a net loss of $1,407,000 for the quarter ended March 31, 1996, as compared to a net loss of $1,164,000 for the quarter ended March 31, 1995. The increased loss was primarily the result of increased expenses in product manufacturing, sales and marketing for the Company's NMP22 Test Kit for bladder cancer.

Liquidity and Capital Resources

  Since its inception, the Company has financed its operations primarily through private and public offerings of its securities and through funded development and marketing agreements. In September 1995, the Company received net proceeds of approximately $6,658,000 from the private sale of Common Stock. In December 1995, the Company received net proceeds of approximately $4,656,000 from the exercise of certain Common Stock warrants which the Company had called for redemption. During the quarter ended March 31, 1996, the Company received net proceeds of approximately $1,240,000 from the exercise of Common Stock warrants. In June 1995, the Company signed a product development and marketing option agreement with Bayer and received a $150,000 initial payment. Under this agreement, Matritech is eligible to receive further milestone and option payments upon the completion of specific product development milestones. In the year ended December 31, 1995, Matritech received $60,000 in milestone payments under this agreement. At March 31, 1996, the Company had cash and cash equivalents of $10,976,000 and working capital of $10,693,000.

  The Company's operating activities used cash of approximately $1,119,000 and $1,260,000 for the three-month periods ended March 31, 1995 and 1996, respectively, primarily to fund the Company's operating loss.

  The Company made purchases of approximately $17,000 and $67,000 in the three-month periods ended March 31, 1995 and 1996, respectively, for computer systems and laboratory equipment.

  Financing activities provided cash of approximately $1,294,000 in the three-month period ended March 31, 1996, primarily from the exercise of stock options and warrants, net of payments of capital lease obligations. Financing activities used cash of approximately $29,000 in the three-month period ended March 31, 1995, primarily from payments of capital lease obligations and costs relating to the sale of securities in December, 1994.

  Capital expenditures totaled approximately $67,000 during the three months ended March 31, 1996, which consisted primarily of computer systems and laboratory equipment. The Company currently estimates that it will acquire approximately $270,000 of capital equipment during the remainder of the year ending December 31, 1996, consisting primarily of computer systems, laboratory equipment and office equipment.

  The Company may from time to time consider obtaining additional long-term funding for its operations from various sources including collaborative arrangements and additional public or private financings. The Company anticipates that its existing capital resources including working capital and interest thereon, will satisfy its capital needs at least through September 30, 1997. The survival of the Company in the long term, however, is dependent on its ability to generate revenue from sales of its products. There can be no assurance that such additional funding will be available on terms acceptable to the Company, if at all.

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

Factors that may Affect Future Results.

   The Company's future financial and operational results are subject to a number of material risks and uncertainties that may affect such results or conditions, including:

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

  Uncertainties Associated with Future Performance. The Company's success in the market for diagnostic products will depend, in part, on the Company's ability to: successfully develop, test, produce and market its products; obtain necessary governmental approvals in a timely manner; attract and maintain key employees; and successfully respond to technological changes in its marketplace.

  Access to Capital. The Company will consider from time to time various financing alternatives and may seek to raise additional capital through equity or debt financing or to enter into corporate partnering arrangements. There can be no assurance, however, that this funding will be available on terms acceptable to the Company, if at all.

  Fluctuation in Operating Results. The Company's future operating results may vary significantly from quarter to quarter or from year to year depending on a number of factors including: the time of payments from corporate partners and research grants; regulatory approvals and the introduction of new products by the Company; the timing and size of orders from the Company's customers; and the market acceptance of the Company's products. The Company's current planned expense levels are based in part upon expectations as to future revenue. Consequently, profits may vary significantly from quarter to quarter or year to year based on the timing of revenue. Revenue or profits in any period will not necessarily be indicative of results in subsequent periods.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    MATRITECH, INC.


Date:  June 13, 1996                By:  /s/ Stephen D. Chubb
                                         ---------------------------
                                         Stephen D. Chubb
                                         Chairman and Chief Executive Officer
                                         (principal executive and financial
                                         officer)



Date:  June 13, 1996                By:  /s/ Leslie R. Teso
                                         -------------------------
                                         Leslie R. Teso
                                         Vice President, Finance, Secretary and
                                         Treasurer (principal accounting
                                         officer)