Form 10-Q
period 1996-06-30
MATRITECH INC/DE/
filed 1996-08-09
CIK 884847

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q



X  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
- - -
   Act of 1934:
   For the quarterly period ended June 30, 1996
                                       OR
__ Transition report pursuant to Section 13 or 15(d) of the Securities
   Exchange Act of 1934:
   For the transition period from _______to_______

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes X       No
         -         --

     As of July 18, 1996 there were 15,978,009 shares of Common Stock outstanding.

                    The Exhibit Index is located on Page 15

                                MATRITECH, INC.

                                     INDEX

PART I         FINANCIAL INFORMATION

                                                                          Page
                                                                          ----

     ITEM 1. FINANCIAL STATEMENTS

              Balance Sheets as of December 31, 1995
              and June 30, 1996                                            3


              Statements of Operations for the three and six months
              ended June 30, 1995 and 1996                                 5


              Statements of Cash Flows for the six months ended
              June 30, 1995 and 1996                                       6

              Notes to Financial Statements                                8

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS                 9

PART II                  OTHER INFORMATION

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS         13

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                             13

     SIGNATURES                                                           14

PART I. - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
                                MATRITECH, INC.

                                BALANCE SHEETS
                                    ASSETS

                                         DECEMBER 31,    JUNE 30,
                                            1995          1996
                                            ----          ----
                                                       (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents              $11,009,310   $ 7,493,990
   Marketable securities                           -     2,000,000
  Accounts receivable                        113,139       388,289
  Interest receivable                              -         7,708
  Inventories                                192,385       246,828
  Prepaid expenses                           131,947       128,176
                                         -----------   -----------
        Total current assets              11,446,781    10,264,991
                                         -----------   -----------


PROPERTY AND EQUIPMENT, at cost:
  Laboratory equipment                       729,935       812,255
  Office equipment                           137,876       170,038
  Laboratory furniture                        44,511        55,772
  Leasehold improvements                      39,671        39,671
                                         -----------   -----------
                                             951,993     1,077,736

         Less-Accumulated depreciation
              and amortization               596,721       644,777
                                         -----------   -----------
                                             355,272       432,959
                                         -----------   -----------



OTHER ASSETS, net                            157,150       142,698
                                         -----------   -----------
                                         $11,959,203   $10,840,648
                                         ===========   ===========


                SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                                MATRITECH, INC.
                                BALANCE SHEETS
                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                           DECEMBER 31,     JUNE 30,
                                              1995           1996
                                              ----           ----
                                                          (UNAUDITED)
CURRENT LIABILITIES:
    Current portion of note payable       $     18,387   $      9,422
    Accounts payable                           340,560        457,824
    Accrued expenses                           214,178        395,596
    Deferred revenue                            34,900              -
                                           -----------     ----------
         Total current liabilities             608,025        862,842
                                            ----------     ----------



STOCKHOLDERS' EQUITY:

         Preferred stock, $1.00 par
           value -
            Authorized - 4,000,000                   -              -
            shares
            Issued and outstanding -none
          Common stock, $.01 par value -
            Authorized -- 40,000,000
            shares
            Issued and outstanding --
            15,194,127 shares at
            December 31, 1995, and
            15,978,009 shares at
            June 30, 1996                      151,941        159,780

          Additional paid-in capital        32,174,967     33,625,419
          Deficit accumulated in the
            development stage              (20,975,730)   (23,807,393)
                                           -----------    -----------
            Total stockholders' equity      11,351,178      9,977,806
                                           -----------    -----------
                                          $ 11,959,203   $ 10,840,648
                                          ============   ============









                SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                                MATRITECH, INC.
                           STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                      THREE MONTHS ENDED                SIX MONTHS ENDED
                                           JUNE 30,                         JUNE 30,


                                        1996         1995           1996           1995
                                        ----         ----           ----           ----

REVENUES:
  Collaborative research
   and development, license
   fees and product sales        $   502,099   $  300,016    $   680,792    $   374,440
  Interest and other income          132,742       35,065        286,335         88,444
                                  ----------    ---------     ----------      ---------
                                     634,841      335,081        967,127        462,884
                                  ----------    ---------     ----------      ---------

EXPENSES:
  Research and
   development                       928,294      780,395      1,861,435      1,565,668
  Selling, general and
   administrative                  1,131,385      533,813      1,937,355      1,040,146
                                  ----------    ---------      ----------     ---------
                                   2,059,679    1,314,208      3,798,790      2,605,814
                                  ----------    ---------    -----------     ----------

               Net Loss          $(1,424,838)  $ (979,127)   $(2,831,663)   $(2,142,930)
                                 ===========   ==========    ===========    ===========

NET LOSS PER SHARE                     $(.09)       $(.10)         $(.18)         $(.22)
                                 ===========    =========      =========      =========

WEIGHTED AVERAGE
    NUMBER OF
     COMMON
     SHARES
     OUTSTANDING                  15,954,031    9,787,402     15,809,538      9,786,848
                                  ==========    =========     ==========      =========



                SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                                MATRITECH, INC.
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                    SIX MONTHS ENDED
                                                        JUNE 30,


                                                1996           1995
                                                ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                $(2,831,663)   $(2,142,930)
  Adjustments to reconcile net loss
  to net cash used in operating
  activities -
    Depreciation and amortization              62,508         53,994
    Amortization of deferred                   30,000         11,478
    compensation, net of forfeitures
    Changes in assets and
    liabilities -
      Accounts receivable                    (282,858)       (51,203)
      Inventories                             (54,443)       (70,335)
      Prepaid expenses                           3771        (41,243)
      Accounts payable                        117,264         58,210
      Accrued expenses                        181,418         16,282
      Deferred revenue                        (34,900)        17,450
                                          -----------    -----------

        Net cash used in operating
        activities                         (2,808,903)    (2,148,297)

                                          -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of property and
      equipment                              (125,743)       (22,405)
      Purchase of marketable
      securities                           (2,000,000)             -
                                          -----------    -----------

        Net cash used in investing
        activities                         (2,125,743)       (22,405)
                                          -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from sale of common stock
      options and warrants                  1,428,291        (37,224)






                SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                                MATRITECH, INC.
                      STATEMENTS OF CASH FLOWS (CONTINUED)
                                  (UNAUDITED)



                                                  SIX MONTHS ENDED
                                                      JUNE 30,

                                                 1996          1995
                                                 ----          ----

     Payments on note payable                 $ (8,965)     $ (8,115)
                                             ----------    ----------

           Net cash provided by (used in)
            financing activities             1,419,326       (45,339)
                                             ----------    ----------

NET DECREASE IN CASH  AND
  CASH EQUIVALENTS                          (3,515,320)   (2,216,041)

CASH AND CASH EQUIVALENTS, BEGINNING
  OF PERIOD                                 11,009,310     3,974,237
                                            __________    __________

CASH AND CASH EQUIVALENTS, END OF
    PERIOD                                 $ 7,493,990   $ 1,758,196
                                           ===========   ===========











                SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                                MATRITECH, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. Operations and Basis of Presentation
- - ---------------------------------------

       Matritech, Inc. ("Matritech" or the "Company") was incorporated on October 29, 1987 to develop, produce and distribute products for the diagnosis and potential treatment of cancer. The Company's products are based on technology licensed to the Company by the Massachusetts Institute of Technology ("MIT").

       The Company is devoting substantially all of its efforts toward product research and development, raising capital and marketing existing products and products under development. The Company is subject to risks common to companies in similar stages of development, including dependence on key individuals, competition from substitute products and larger companies, the development of commercially usable products and the need to obtain adequate additional financing necessary to fund the development of its future products.

       The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and include, in the opinion of management, all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation of interim period results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The results for the interim periods presented are not necessarily indicative of results to be expected for any future period. It is suggested that these condensed financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995 filed with the SEC (File No. 1-12128).

2. Cash, Cash Equivalents and Marketable Securities
- - ----------------------------------------------------

       The Company applies Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company's cash equivalents and marketable securities are classified as held-to-maturity. Cash equivalents are short-term, highly liquid investments with original maturities of less than three months. Marketable securities are investments with original maturities of greater than three months. Cash equivalents are carried at cost which approximates fair market value and consist of auction market equity securities, money market funds, repurchase agreements and United States Government treasury notes. Marketable securities are recorded at amortized cost which approximates market value and consist of an auction market equity security with a maturity of six months.

3. Net Loss Per Share
- - ---------------------

       Net loss per common share is based on the weighted average number of common shares outstanding. Common stock equivalents have not been included for any loss period as the amounts would be antidilutive.

                                MATRITECH, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


       The Company was incorporated in 1987 to develop, manufacture and market innovative cancer diagnostic products based on its proprietary NMP technology. Matritech has been unprofitable since inception and expects to incur significant operating losses over the next few years. For the period from inception to June 30, 1996, the Company incurred a cumulative net loss of approximately $23.8 million.

RESULTS OF OPERATIONS
- - ---------------------

THREE MONTHS ENDED JUNE 30, 1996 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1995
- - -------------------------------------------------------------------------------

       Collaborative research and development, license fees and product sales increased to $502,000 for the quarter ended June 30, 1996 from $300,000 for the quarter ended June 30, 1995. The Company recorded $60,000 in milestone revenue and a $150,000 initial payment in collaborative research and development revenues relating to a funded development agreement with Bayer Corporation ("Bayer") during the second quarter of 1996 and 1995, respectively. The Company received $36,000 in SBIR funding for its drug screening assay project during the quarter ended June 30, 1996 compared with $57,000 in the same quarter last year for prostate and colon cancer research projects. Revenue from product sales increased to $406,000 for the quarter ended June 30, 1996 as compared to $93,000 in the second quarter of 1995 due to initial orders from two new distributors in Europe to replace the former distributor of the Company's NMP22(R) Test Kit for bladder cancer.

       Interest and other income was $133,000 for the quarter ended June 30, 1996 and $35,000 for the quarter ended June 30, 1995. The increase was due to significantly higher cash balances available for investment resulting from financings during the fourth quarter of 1995.

       Research and development expenses increased 19% to $928,000 for the quarter ended June 30, 1996 from $780,000 for the quarter ended June 30, 1995. The increase is primarily related to the scale-up of product manufacturing for the Company's NMP22(R) Test Kit for bladder cancer which received FDA approval for sale in the United States in July 1996.

       Selling, general and administrative expenses increased 112% to $1,131,000 for the quarter ended June 30, 1996 from $534,000 for the quarter ended June 30, 1995. During the second quarter of 1996, the Company expensed approximately $184,000 of costs associated with a proposed public offering which the Company elected not to complete. Excluding these expenses, selling, general and administrative expenses increased 77% resulting primarily from increased staffing in the sales and marketing department, termination of the Company's former distributor in Europe and the marketing programs established to promote the Company's products worldwide, and to a lesser extent, increased salaries and office supplies.

       The Company incurred a net loss of $1,425,000 for the quarter ended June 30, 1996, as compared to a net loss of $979,000 for the quarter ended June 30, 1995. The increased loss was primarily the result of increased sales, marketing and manufacturing expenses for the NMP22(R) Test Kit and expenses related to the withdrawn public offering.

  SIX MONTHS ENDED JUNE 30, 1996 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1995
  ---------------------------------------------------------------------------

       Collaborative research and development, license fees and product sales increased to $681,000 for the six months ended June 30, 1996 from $374,000 for the first six months of last year. Matritech's revenue from collaborative research and development for the six months ended June 30, 1996 and 1995 consisted of $60,000 in milestone revenue and a $150,000 initial payment, respectively, in revenues from a funded development agreement with Bayer.

Matritech also received $84,000 in SBIR funding for its drug screening assay project during the six months ended June 30, 1996 compared with $92,000 in the same period last year for prostate and colon cancer research projects. Revenue from product sales totaled $537,000 for the six months ended June 30, 1996 and $132,000 for the six months ended June 30, 1995. The increase was primarily due to initial orders from two new distributors in Europe to replace the former distributor of the Company's NMP22(R) Test Kit for bladder cancer and increased sales of certain research products.

       Interest and other income was $286,000 for the first six months of 1996 compared with $88,000 for the same period last year. The increase was due to significantly higher cash balances available for investment resulting from financings during the fourth quarter of 1995.

       Research and development expenses increased 19% to $1,861,000 for the six months ended June 30, 1996 from $1,566,000 for the six months ended June 30, 1995. The increase is primarily attributable to the scale-up of product manufacturing for the Company's NMP22(R) Test Kit for bladder cancer, and to a lesser extent, increased personnel costs in the research department.

       Selling, general and administrative expenses increased 86% to $1,937,000 for the six months ended June 30, 1996 from $1,040,000 for the six months ended June 30, 1995. During the second quarter of 1996, the Company expensed approximately $184,000 of costs associated with a proposed public offering which the Company elected not to complete. Excluding these expenses, selling, general and administrative expenses increased 69%, primarily from increased staffing in the sales and marketing department, termination of the Company's former distributor in Europe and the marketing programs established to promote the Company's products worldwide. The balance of the increase is primarily related to increased salaries, office supplies and professional fees.

       The Company incurred a net loss of $2,832,000 for the six months ended June 30, 1996, as compared with a net loss of $2,143,000 for the six months ended June 30, 1995. The increased loss resulted primarily from increased sales and marketing expenses and the scale-up of product manufacturing for the NMP22(R) Test Kit for bladder cancer, and to a lesser extent the expenses associated with the withdrawn public offering and termination costs of the Company's former European distributor.

LIQUIDITY AND CAPITAL RESOURCES
- - -------------------------------

       Since its inception, the Company has financed its operations primarily through private and public offerings of its securities and through funded development and marketing agreements. In September 1995, the Company received net proceeds of approximately $6,658,000 from the private sale of common stock. In December 1995, the Company received net proceeds of approximately $4,656,000 from the exercise of certain common stock warrants which the Company had called for redemption. In June 1995, the Company signed a product development and marketing option agreement with Bayer and received a $150,000 initial payment. Under this agreement Matritech is eligible to receive further milestone and option payments upon the completion of specific product development milestones. Matritech received $60,000 in milestone payments in the year ended December 31, 1995 and an additional $60,000 in milestone revenues in the second quarter of 1996 under this agreement. At June 30, 1996 the Company had cash, cash equivalents, and marketable securities of $9,494,000 and working capital of $9,402,000.

       The Company's operating activities used cash of approximately $2,148,000 and $2,809,000 for the six-month periods ended June 30, 1995 and 1996, respectively, primarily to fund the Company's operating loss.

       The Company's investing activities used cash of approximately $22,000 and $2,126,000 in the six-month periods ended June 30, 1995 and 1996, respectively, for the purchase of computer systems, office and laboratory equipment as well as the purchase of marketable securities in the six month period ended June 30, 1996.

       Financing activities provided cash of approximately $1,419,000 in the six-month period ended June 30, 1996, primarily from the exercise of stock options and warrants, net of payments of capital lease obligations. Financing activities used cash of approximately $45,000 in the six-month period ended June 30, 1995, primarily from payments of capital lease obligations and costs relating to the sale of securities in December 1994.

       Capital expenditures totaled approximately $126,000 during the six months ended June 30, 1996, which amount was expended primarily for the purchase of computer systems, office and laboratory equipment. The Company currently estimates that it will acquire approximately $205,000 of capital equipment during the remainder of the year ended December 31, 1996, consisting primarily of computer systems, laboratory equipment and office equipment.

       The Company may from time to time consider obtaining additional long-term funding for its operations from various sources including collaborative arrangements and additional public or private financings. The Company anticipates that its existing capital resources including working capital and interest thereon will satisfy its capital needs at least through September 30, 1997. The foregoing forward-looking statement is subject to uncertainties and there can be no assurance that the Company's needs may not change. See "Factors that may Affect Future Results-Access to Capital." The survival of the Company in the long term is dependent on its ability to generate revenue from sales of its products and to obtain financing. There can be no assurance that such additional funding will be available on terms acceptable to the Company, if at all.

       The Company expects to incur continued research and development expenses and other costs, including costs related to future clinical studies to commercialize additional products based upon its NMP technology. The Company expects that such costs will continue in the fiscal year ending December 31, 1996 and will result in continued losses from operations. The Company may require substantial additional funds to complete new product development, conduct clinical trials and manufacture and market its products.

       The Company's future capital requirements will depend on many factors, including: continued scientific progress in its research and development programs and the magnitude of these programs; progress with clinical trials for its diagnostic products; the time involved in obtaining regulatory approvals; the costs involved in filing, prosecuting and enforcing patent claims; competing technological and market developments; the ability of the Company to establish additional development and marketing arrangements to provide funding for research and development and to conduct clinical trials; obtain regulatory approvals, and manufacture and market certain of the Company's products. Should the Company pursue potential therapeutic applications of its technology beyond initial feasibility studies, substantial additional financing would also be required.

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

       Uncertainties Associated with Future Performance. The Company's success in the market for diagnostic products will depend, in part, on the Company's ability to: successfully develop, test, produce and market its products; obtain necessary governmental approvals in a timely manner; attract and maintain key employees; and successfully respond to technological changes in its marketplace. The Company's success in markets outside the United States is dependent on the performance of independent distributors over which the Company has limited control.

       Access to Capital. The Company will consider from time to time various financing alternatives and may seek to raise additional capital through equity or debt financing or by entering into corporate partnering arrangements. There can be no assurance, however, that this funding will be available on terms acceptable to the Company, if at all.

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

                          PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

         a) The annual meeting (the "Annual Meeting") of stockholders of Matritech was held on June 7, 1996.

         b)  The following directors were elected at the Annual Meeting:

Election of Directors:           For           Withheld
                                 ---           --------

          Stephen D. Chubb       13,332,086    6500
          David L. Corbet        13,332,086    6500
          Thomas R. Morse        13,332,086    6500
          David Rubinfien        13,332,086    6500
          T. Stephen Thompson    13,332,086    6500
          C. William Zadel       13,332,086    6500

         c) The following other matters were proposed and voted upon as indicated:

          1.    To approve an amendment to the Company's 1992 Stock Plan
                (the "1992 Plan") to increase the number of shares of the Company's Common Stock authorized for issuance pursuant to the 1992 Plan from 625,000 shares to 1,000,000 shares. With 12,967,903 shares voting for, 241,975 shares voting against and 128,608 abstaining, the proposal passed.

          2. To approve amendments to the Company's 1992 Non-Employee Director Stock Option Plan (the "Director Plan") to: (i) increase the Initial Option, as defined in the Director Plan, to 10,000 shares of Common Stock; (ii) change the calculation of the Annual Option, as defined in the Director Plan, from the current formula calculation to a fixed number of shares of Common Stock equal to 10,000 shares per year; and (iii) provide that any new director shall receive, in addition to the Initial Option, a proportionate fraction of the Annual Option. With 12,804,517 shares voting for, 319,422 shares voting against, and 148,993 abstaining, the proposal passed.

          3. To ratify the selection of the firm of Arthur Andersen LLP as auditors for the fiscal year ending December 31, 1996. With 13,103,032 shares voting for, 71,700 shares voting against, and 98,200 abstaining, the proposal passed.

       (d) No information provided due to inapplicability of item.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

       (a)  Exhibits:
            --------

            10.1      1992 Stock Plan as amended as of June 7, 1996

            10.2 Amended and Restated 1992 Non-Employee Director Stock Plan as amended as of June 7, 1996.

            27        Financial Data Schedule

       (b) No reports on Form 8-K were filed during the quarter ended June 30, 1996.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             MATRITECH, INC.


Date:  August 9, 1996                        By:  /s/Stephen D. Chubb
                                                  -------------------
                                                  Stephen D. Chubb
                                                  Chairman and Chief
                                                  Executive Officer
                                                  (principal executive
                                                  and financial officer)



Date:   August 9, 1996                       By: /s/Leslie R. Teso
                                                 -----------------
                                                 Leslie R. Teso
                                                 Vice President, Finance,
                                                 Secretary and Treasurer
                                                 (principal accounting officer)

                                 EXHIBIT INDEX

Exhibit
Number                          Description                         Page
- - -------                         -----------                         ----

10.1       1992 Stock Plan as amended as of June 7, 1996.           16

10.2       Amended and Restated 1992 Non-Employee Director Stock    27
           Plan as amended as of June 7, 1996.

27         Financial Data Schedule.                                 35
