Form 10-Q
period 1996-09-30
MATRITECH INC/DE/
filed 1996-11-13
CIK 884847

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q



X    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
-
     Act of 1934:
     For the quarterly period ended September 30, 1996
                                       OR
__ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934:
     For the transition period from _______to_______

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

     Yes X       No__
         -

     As of October 18, 1996 there were 15,987,358 shares of Common Stock outstanding.

                    The Exhibit Index is located on Page 15.

                                MATRITECH, INC.

                                     INDEX

PART I         FINANCIAL INFORMATION

                                                           Page
                                                           ----
  ITEM 1. FINANCIAL STATEMENTS

          Balance Sheets as of December 31, 1995
          and September 30, 1996                             3


          Statements of Operations for the three and
          nine months ended September 30, 1995 and 1996      5

          Statements of Cash Flows for the nine months
          ended September 30, 1995 and 1996                  6

          Notes to Financial Statements                      8

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS      9

PART II             OTHER INFORMATION



  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                  13

  SIGNATURES                                                14


PART I. - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
                                MATRITECH, INC.

                                 BALANCE SHEETS
                                     ASSETS



                                        DECEMBER 31,  SEPTEMBER 30,
                                            1995           1996
                                        ------------  --------------
                                                       (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents              $11,009,310     $6,325,007
  Marketable securities                            -      2,000,000
  Accounts receivable                        113,139        518,729
  Interest receivable                              -          8,016
  Inventories                                192,385        296,900
  Prepaid expenses                           131,947         92,251
                                         -----------     ----------
        Total current assets              11,446,781      9,240,903
                                         -----------     ----------


PROPERTY AND EQUIPMENT, at cost:
  Laboratory equipment                       729,935        851,081
  Office equipment                           137,876        173,725
  Laboratory furniture                        44,511         55,772
  Leasehold improvements                      39,671         44,271
                                         -----------     ----------
                                             951,993      1,124,849

        Less-Accumulated depreciation
              and amortization               596,721        672,492
                                         -----------     ----------
                                             355,272        452,357
                                         -----------     ----------



OTHER ASSETS, net                            157,150        135,472
                                         -----------     ----------
                                         $11,959,203     $9,828,732
                                         ===========     ==========


                SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                                MATRITECH, INC.
                                 BALANCE SHEETS
                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                          DECEMBER 31,   SEPTEMBER 30,
                                              1995            1996
                                          -------------  --------------
                                                          (UNAUDITED)
CURRENT LIABILITIES:
    Current portion of note payable       $     18,387    $      4,770
    Accounts payable                           340,560         397,068
    Accrued expenses                           214,178         552,839
    Deferred revenue                            34,900          22,733
                                           -----------      ----------
         Total current liabilities             608,025         977,410
                                            ----------      ----------



STOCKHOLDERS' EQUITY:

          Preferred stock, $1.00 par
           value -
              Authorized - 4,000,000                 -               -
              shares
              Issued and outstanding - none
          Common stock, $.01 par value -
              Authorized -- 40,000,000
              shares
              Issued and outstanding --
              15,194,127 shares at
              December 31, 1995, and
              15,978,522 shares at             151,941         159,785
              September 30, 1996

          Additional paid-in capital        32,174,967      33,626,440
          Deficit accumulated in the
              development stage            (20,975,730)    (24,934,903)
                                          ------------    ------------
         Total stockholders' equity         11,351,178       8,851,322
                                          ------------    ------------
                                          $ 11,959,203    $  9,828,732
                                          ============    ============

                SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                                MATRITECH, INC.
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)



                                     THREE MONTHS ENDED           NINE MONTHS ENDED
                                        SEPTEMBER 30,                SEPTEMBER 30,
                                     1996           1995           1996           1995
                                 -----------    -----------    -----------    -----------
REVENUES:
  Collaborative research
     and development, license
     fees and product sales      $   544,159    $   167,218    $ 1,224,951    $   541,658
  Interest and other income          127,502         24,058        413,837        112,502
                                  ----------    -----------     ----------      ---------
                                     671,661        191,276      1,638,788        654,160
                                  ----------    -----------     ----------      ---------

EXPENSES:
  Research and
     development                   1,009,864        729,309      2,871,299      2,294,977
  Selling, general and
     administrative                  789,307        514,246      2,726,662      1,554,392
                                 ----------      ----------     ----------     ----------
                                   1,799,171      1,243,555      5,597,961      3,849,369
                                 ----------     -----------   -----------     -----------

               Net Loss          $(1,127,510)   $(1,052,279)   $(3,959,173)   $(3,195,209)
                                 ===========    ===========    ===========    ===========

NET LOSS PER SHARE                     $(.07)         $(.11)         $(.25)         $(.33)
                                 ===========     ===========    ===========     ===========

WEIGHTED AVERAGE
    NUMBER OF
     COMMON
     SHARES
     OUTSTANDING                  15,978,312      9,821,394     15,865,090      9,798,332
                                  ==========      ==========    ==========      =========

                SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                                MATRITECH, INC.
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                              NINE MONTHS ENDED
                                                SEPTEMBER 30,

                                                  1996           1995
                                           -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Loss                              $(3,959,173)   $(3,195,209)
     Adjustments to reconcile net loss
     to net cash used in operating
     activities -
        Depreciation and amortization           97,449         76,184
        Amortization of deferred                30,000         13,566
         compensation,
         net of forfeitures
        Changes in assets and
         liabilities -
           Accounts receivable                (413,606)       (91,898)
           Inventories                        (104,515)      (101,826)
           Prepaid expenses                     39,696          9,068
           Accounts payable                     56,508        119,256
           Accrued expenses                    338,661         64,775
           Deferred revenue                    (12,167)        52,350
                                           -----------    -----------

                Net cash used in            (3,927,147)    (3,053,734)
                 operating activities
                                           -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Purchases of property and
         equipment                            (172,856)       (37,531)
        Purchase of marketable
         securities                         (2,000,000)             -
        Increase in other assets                     -        (17,189)
                                           -----------    -----------

                Net cash used in            (2,172,856)       (54,720)
                   investing activities
                                           -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from sale of common stock
      options and warrants                   1,429,317      6,684,027




                SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                                MATRITECH, INC.
                      STATEMENTS OF CASH FLOWS (CONTINUED)
                                  (UNAUDITED)



                                              NINE MONTHS ENDED
                                                 SEPTEMBER 30,

                                             1996          1995
                                          -----------   -----------

     Payments on note payable             $   (13,617)   $  (12,326)
                                          -----------   -----------

              Net cash provided by
                financing activities        1,415,700     6,671,701
                                          -----------   -----------

NET (DECREASE) INCREASE IN CASH AND
  CASH EQUIVALENTS                         (4,684,303)    3,563,247

CASH AND CASH EQUIVALENTS, BEGINNING
  OF PERIOD                                11,009,310     3,974,237
                                          -----------   -----------

CASH AND CASH EQUIVALENTS, END OF
    PERIOD                                $ 6,325,007    $7,537,484
                                          ===========   ===========



                SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                                MATRITECH, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. Operations and Basis of Presentation
---------------------------------------

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

       The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and include, in the opinion of management, all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation of interim period results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The results for the interim periods presented are not necessarily indicative of results to be expected for any future period. It is suggested that these condensed financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 1995 filed with the SEC (File No. 1-12128).

2. Cash, Cash Equivalents and Marketable Securities
----------------------------------------------------

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

3. Net Loss Per Share
---------------------

       Net loss per common share is based on the weighted average number of common shares outstanding. Common stock equivalents have not been included for any loss period as the amounts would be antidilutive.

                                MATRITECH, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


       The Company was incorporated in 1987 to develop, manufacture and market innovative cancer diagnostic products based on its proprietary NMP technology. Matritech has been unprofitable since inception and expects to incur significant operating losses over the next few years. For the period from inception to September 30, 1996, the Company incurred a cumulative net loss of approximately $25 million.

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED WITH THREE MONTHS ENDED SEPTEMBER
--------------------------------------------------------------------------------
                                    30, 1995
                                    --------

       Collaborative research and development, license fees and product sales increased to $544,000 for the quarter ended September 30, 1996 from $167,000 for the quarter ended Septemer 30, 1995. Revenue from product sales increased to $484,000 for the quarter ended September 30, 1996 as compared to $97,000 in the third quarter of 1995 due to worldwide sales of the Company's NMP22(R) Test Kit for bladder cancer which was approved for sale in the United States by the U.S. Food and Drug Administration ("FDA") in July 1996. The Company recorded $60,000 in milestone revenue relating to a funded development agreement with Bayer Corporation ("Bayer") during the third quarter of 1996 compared to $70,000 in SBIR funding for its prostate and colon cancer research projects during the third quarter of 1995.

       Interest and other income was $128,000 for the quarter ended September 30, 1996 and $24,000 for the quarter ended September 30, 1995. The increase was due to significantly higher cash balances available for investment resulting from financings during the fourth quarter of 1995.

       Research and development expenses increased 38% to $1,010,000 for the quarter ended September 30, 1996 from $729,000 for the quarter ended September 30, 1995. The increase is primarily related to the scale-up of product manufacturing for the Company's NMP22(R) Test Kit for bladder cancer which received FDA approval for sale in the United States in July 1996, costs associated with the initial stages of clinical trials for the Company's colorectal cancer test and to a lesser extent, increased research and development personnel costs.

       Selling, general and administrative expenses increased 53% to $789,000 for the quarter ended September 30, 1996 from $514,000 for the quarter ended September 30, 1995. The increase was primarily related to increased sales and marketing personnel costs and the establishment of marketing programs to promote the Company's products worldwide, and to a lesser extent, increased professional fees.

       The Company incurred a net loss of $1,128,000 for the quarter ended September 30, 1996, as compared to a net loss of $1,052,000 for the quarter ended September 30, 1995. The increased loss was primarily the result of increased sales, marketing and manufacturing expenses for the NMP22(R) Test Kit significantly offset by increased revenue from product sales and interest income.

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED WITH NINE MONTHS ENDED SEPTEMBER
------------------------------------------------------------------------------
                                   30, 1995
                                   --------

       Collaborative research and development, license fees and product sales increased to $1,225,000 for the nine months ended September 30, 1996 from
$542,000 for the first nine months of last year.   Revenue from product sales
totaled $1,021,000 for the nine months ended September 30, 1996 and $229,000 for the nine months ended September 30, 1995. The increase was primarily due to worldwide sales of the Company's NMP22(R) Test Kit for bladder cancer which received approval from the FDA for sale in the United States in July 1996. Matritech's revenue from collaborative research and development for the nine months ended September 30, 1996 and 1995 consisted of $120,000 in milestone revenue and a $150,000 initial payment, respectively, in revenues from a funded development agreement with Bayer.

Matritech also received $84,000 in SBIR funding for its drug screening assay project during the nine months ended September 30, 1996 compared with $163,000 in the same period last year for prostate and colon cancer research projects

       Interest and other income was $414,000 for the first nine months of 1996 compared with $112,000 for the same period last year. The increase was due to significantly higher cash balances available for investment resulting from financings during the third and fourth quarter of 1995.

       Research and development expenses increased 25% to $2,871,000 for the nine months ended September 30, 1996 from $2,295,000 for the nine months ended September 30, 1995. The increase is primarily attributable to the scale-up of product manufacturing for the Company's NMP22(R) Test Kit for bladder cancer, and to a lesser extent, increased research and development personnel costs and costs associated with the initial stages of clinical trials for the Company's colorectal cancer test.

       Selling, general and administrative expenses increased 75% to $2,727,000 for the nine months ended September 30, 1996 from $1,554,000 for the nine months ended September 30, 1995. During the second and third quarters of 1996, the Company expensed approximately $212,000 of costs associated with a proposed public offering which the Company elected not to complete. Excluding these expenses, selling, general and administrative expenses increased 62%, primarily from increased sales and marketing personnel costs, the termination of the Company's former distributor in Europe and the establishment of marketing programs to promote the Company's products worldwide. The balance of the increase is primarily related to increased professional fees and office supplies.

       The Company incurred a net loss of $3,959,000 for the nine months ended September 30, 1996, as compared with a net loss of $3,195,000 for the nine months ended September 30, 1995. The increased loss resulted primarily from increased sales and marketing expenses, the scale-up of product manufacturing for the NMP22(R) Test Kit for bladder cancer, and to a lesser extent the expenses associated with the withdrawn public offering and termination costs of the Company's former European distributor.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

       Since its inception, the Company has financed its operations primarily through private and public offerings of its securities and through funded development and marketing agreements. In September 1995, the Company received net proceeds of approximately $6,658,000 from the private sale of common stock. In December 1995, the Company received net proceeds of approximately $4,656,000 from the exercise of certain common stock warrants which the Company had called for redemption. At September 30, 1996 the Company had cash, cash equivalents, and marketable securities of $8,325,000 and working capital of $8,263,000.

       The Company's operating activities used cash of approximately $3,054,000 and $3,927,000 for the nine-month periods ended September 30, 1995 and 1996, respectively, primarily to fund the Company's operating loss.

       The Company's investing activities used cash of approximately $55,000 and $2,173,000 in the nine-month periods ended September 30, 1995 and 1996, respectively, for the purchase of computer systems, office and laboratory equipment, leasehold improvements as well as the purchase of marketable securities in the nine month period ended September 30, 1996.

       Financing activities provided cash of approximately $1,416,000 in the nine-month period ended September 30, 1996, primarily from the exercise of stock options and warrants, net of payments of capital lease obligations. Financing activities provided cash of approximately $6,672,000 in the nine-month period ended September 30, 1995, primarily from the private sale of common stock, net of payments of capital lease obligations.

       Capital expenditures totaled approximately $173,000 during the nine months ended September 30, 1996, which amount was expended primarily for the purchase of computer systems, office and laboratory equipment and leasehold improvements. The Company currently estimates that it will acquire approximately $158,000 of capital equipment during the remainder of the year ended December 31, 1996, consisting primarily of computer systems, laboratory equipment and office equipment.

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

       Near-Term Dependence Upon NMP22. The Company anticipates that in the near-term it will be substantially dependent on the success of the NMP22 Test Kit, which was approved for sale in the U.S. by the FDA in July 1996 and expects to generate substantially all of its near-term product sales from the sale of NMP22 Test Kits. The Company would experience a material adverse effect on its business, financial condition and results of operations if the NMP22 Test Kit does not achieve wide market acceptance. The remainder of the Company's products are in clinical trials or in development and there can be no assurance that it will be successful with such clinical trials and product development.

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

                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

       (a)  Exhibits:
            --------

            27      Financial Data Schedule

       (b)  Form 8-K:

            On July 9, 1996 the Company filed a Current Report on Form 8-K dated as of July 8, 1996 including Item 5.

            Item 5 reported the following other event:

               (i) US. Food and Drug Administration Approval for the NMP22(R) Test Kit for bladder cancer on July 8, 1996.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            MATRITECH, INC.


Date:  November 8, 1996                     By:  /s/ Stephen D. Chubb
                                                 --------------------
                                                 Stephen D. Chubb
                                                 Chairman and Chief
                                                 Executive Officer
                                                 (principal executive
                                                 and financial officer)



Date:  November 8, 1996                     By:  /s/ Leslie R. Teso
                                                ---------------------
                                                 Leslie R. Teso
                                                 Vice President, Finance,
                                                 Secretary and Treasurer
                                                 (principal accounting officer)

                                 EXHIBIT INDEX

Exhibit
Number                    Description                  Page
------                    -----------                  ----


27                    Financial Data Schedule.           16