Form 10-K
period 1996-12-31
MATRITECH INC/DE/
filed 1997-03-28
CIK 884847

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

  (MARK ONE)
    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996.
                                      OR

    [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM     TO    .

                        COMMISSION FILE NUMBER 1-12128

                                MATRITECH, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              DELAWARE                                 04-2985132
   (STATE OR OTHER JURISDICTION OF        (IRS EMPLOYER IDENTIFICATION NUMBER)
   INCORPORATION OR ORGANIZATION)


          330 NEVADA STREET
        NEWTON, MASSACHUSETTS                             02160
   (ADDRESS OF PRINCIPAL EXECUTIVE                      (ZIP CODE)
              OFFICES)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (617) 928-0820
          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

         TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH
                                                       REGISTERED
                                                The Boston Stock Exchange
    Common Stock, $.01 Par Value

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                     None
                               (TITLE OF CLASS)

  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. [X] Yes   [_] No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  Aggregate market value, as of March 5, 1997, of Common Stock held by non-affiliates of the registrant: $90,491,223 based on the last reported sale price on the Nasdaq Stock Market.

  Number of shares of Common Stock outstanding on March 5, 1997: 16,041,318.

                      DOCUMENTS INCORPORATED BY REFERENCE

  The registrant intends to file a definitive Proxy Statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 1996. Portions of such Proxy Statement are incorporated by reference in
Part III of this report.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS.

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

  NMP22 Bladder Cancer Test. The Company's first product based on its NMP technology, the Matritech NMP22/1/ Test Kit for bladder cancer, was approved for sale in the United States by the U.S. Food and Drug Administration ("FDA") in July 1996 as a prognostic indicator for the recurrence of bladder cancer. The NMP22 Test Kit has been commercially available in Europe since 1995 and is currently being marketed in Asia (excluding Japan) and in many other countries outside the United States. The Company has retained worldwide manufacturing rights for the NMP22 Test Kit as well as marketing rights in the United States. The Company has entered into exclusive distribution agreements for the NMP22 Test Kit in Japan and China and has additional distribution arrangements in selected European and other countries worldwide.

  Colorectal Cancer Test. The Company has also developed a blood-based test utilizing its NMP technology for the management of colorectal cancer patients. In October 1996, the Company began clinical trials of this product for the purpose of providing the FDA with data upon which to base approval for the marketing and sale of this product in the United States. In April 1996, Matritech reported at the annual meeting of the American Association for Cancer Research the results of a preliminary study involving over 150 subjects which showed the clinical sensitivity of carcinoembryonic antigen ("CEA") in identifying subjects with colon cancer was 42% compared to 67% clinical sensitivity for the Company's NMP-based test. The Company has retained worldwide manufacturing and marketing rights for its colorectal cancer assay.

  Cervical, Prostate and Breast Cancer Tests. The Company has also identified NMPs specific to cervical, prostate and breast cancer and is currently developing diagnostic tests based on its proprietary NMP technology for these cancers. Matritech is collaborating with Bayer Corporation ("Bayer") on the development of an automated diagnostic test for cervical cancer. The Company anticipates beginning a preliminary clinical study for its cervical cancer diagnostic test during the second half of 1997. The Company plans to develop additional assays for lung, liver, pancreatic, stomach and renal cancers.

  Matritech was incorporated in Delaware in October 1987. The Company's facilities are located at 330 Nevada Street, Newton, Massachusetts 02160 and its telephone number is (617) 928-0820.

CANCER DIAGNOSTICS MARKET

  The cancer diagnostics market is comprised of several overlapping categories, each corresponding to a stage in the identification and management of the disease. The categories are screening, diagnosing, monitoring and evaluating prognosis. Screening tests and procedures, such as mammograms and Pap smears, are performed regularly on individuals who may have no evidence of ill health because the tests are effective in revealing
--------
/1NMP22(R)/is a registered trademark and NuMA(TM) and Matritech(TM) are trademarks of Matritech, Inc. All other trademarks used in this report are the property of their respective owners.

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

NMP TECHNOLOGY

  The Company believes that its NMP technology will allow it to develop cost-effective in vitro assays that are more accurate than those currently available. The nuclear matrix, a three-dimensional protein framework within the nucleus of cells, helps organize active genes ("DNA") in the nucleus. In this way, the nuclear matrix plays a fundamental role in determining cell type and cell function. Although the specific mechanisms of action are not yet fully understood, Matritech and independent scientists have demonstrated that there are differences in the types and amounts of NMPs found in cancerous and normal tissues and also among different types of normal cells. For example, during 1993 and 1994, three NMP-related scientific papers were published, two in Cancer Research and one in the Proceedings of the National Academy of Sciences, which described NMPs specific to prostate, breast and colon cancer tissues. These NMPs were shown to be present in 100% of the cancer tissue specimens examined, but were absent in all of the normal tissue specimens. Subsequent to these papers, the Company has examined numerous additional cancer tissue specimens with similar results. Matritech also has demonstrated that cell death, including cell death related to early tumor development, results in the release of NMPs into bodily fluids. As a result, elevated levels of NMPs may be found in the bodily fluids of cancer patients. The Company is not aware of any other cancer marker or class of markers which exhibit this level of clinical specificity and sensitivity.

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

  The Company's core NMP technology is licensed from Massachusetts Institute of Technology ("MIT"). Under the current terms of the Company's license from MIT, the Company's worldwide license is exclusive until the expiration of all patent rights in 2006, and non-exclusive thereafter. The Company has made additional advances in NMP technology, has filed its own patent applications for related protection and has been notified that claims in its patent identifying colon cancer specific NMPs have been allowed.

MATRITECH'S PRODUCTS AND PRODUCTS UNDER DEVELOPMENT

 The Matritech NMP22 Test Kit for Bladder Cancer

  In July 1996, Matritech's NMP22 Test Kit for bladder cancer was approved for sale in the United States by the FDA. The Company is currently marketing this product through its own sales force in the United States and through distributors in major markets worldwide, except in Japan where in December 1996 the Company's exclusive distributor submitted data from its clinical trials in order to obtain regulatory approval for the product. Sales of the NMP22 Test Kit began in certain countries in Europe in 1995.

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

  The Company has retained worldwide manufacturing rights for the NMP22 Test Kit, as well as all marketing rights in the United States. In June 1996, the Company and its then exclusive distributor in Europe terminated their distribution agreement for the NMP22 Test Kit. The Company now has entered into distribution arrangements in selected European and other countries worldwide.

 Colorectal Cancer Product

  The Company has also developed and is testing a blood-based test utilizing its NMP technology for the management of colorectal cancer patients.

  The Company has identified certain NMPs that are elevated in blood from patients with colorectal cancer. The Company has also demonstrated that the types and amounts of certain NMPs differ between colorectal cancer and normal colorectal tissues. The Company is using proprietary antibodies to detect one of these proteins, NuMA, and has developed an assay for colorectal cancer based on these antibodies. In April 1996, Matritech reported at the annual meeting of the American Association for Cancer Research the results of a preliminary study involving over 150 subjects which showed the clinical sensitivity of CEA in identifying subjects with colon cancer was 42% compared to 67% clinical sensitivity for the Company's NMP-based test. In October 1996, the Company began clinical trials of this product for the purpose of providing the FDA with data upon which to base approval for the marketing and sale of this product in the United States. The results of this trial will be submitted to the FDA in order to seek approval to sell the product in the United States. Following manufacturing scale-up and FDA approval for export, the Company intends to introduce the product into certain countries outside of the United States during the first half of 1997.

  The Company has worldwide manufacturing and marketing rights for its colorectal cancer assay. In May 1996, the rights of Yamanouchi Pharmaceutical Co. Ltd., ("Yamanouchi") with respect to this product were terminated. The Company is seeking distributors for its colorectal cancer test outside the United States. See "--Strategic Alliances."

 Cervical Cancer Product

  As part of the Company's collaboration with Bayer to develop a cervical cancer assay product, Matritech announced in August 1996 the discovery of three specific NMPs associated with cervical cancer. In September 1996, the Company also reported the achievement of a milestone under the agreement with Bayer and subsequently received the related milestone payment. Bayer provided funding to Matritech for the identification of cervical cancer specific NMPs and is continuing to fund development of monoclonal antibodies which recognize malignant and pre-malignant or dysplastic cervical cancer cells. These antibodies will be used in clinical laboratories, in conjunction with instruments developed by Bayer, to automate the review and evaluation of cancerous cervical cells. This system will initially be designed as a complement to the Pap smear procedure.

  Under the terms of the Company's agreement with Bayer, Bayer has the option, upon payment to Matritech, to acquire exclusive worldwide rights to distribute the cervical cancer assay for automated systems and non-exclusive worldwide rights for a manual assay product. Matritech has maintained its worldwide manufacturing rights to its cervical cancer product. See "--Strategic Alliances."

 Prostate Cancer Product

  In collaboration with clinicians at Johns Hopkins University Medical School, Matritech scientists have identified a nuclear matrix protein present in elevated amounts in the cells of prostate cancer patients and absent, or present in low amounts, in normal individuals and those with benign disease. The Company has developed an antibody, PRO4:216, to this protein which has been tested by the Johns Hopkins University scientists using prostate biopsies. The scientists at Johns Hopkins University have reported that the antibody is clinically useful in differentiating prostate cancer cells from their normal and benign counterparts. Matritech scientists have confirmed that this protein is released into the blood and intend to use it as a basis for a fluid based assay for use in the management of prostate cancer patients.

  Matritech has a research agreement with the University of Pittsburgh to identify specific nuclear matrix proteins for predicting prostate cancer metastasis. Scientists at the University of Pittsburgh have identified these types of proteins and have isolated and obtained partial peptide sequence. Matritech intends to produce specific monoclonal antibodies to these proteins and develop a blood and/or tissue based prostate cancer test. Matritech intends to conduct preliminary and clinical trials leading toward a submission for FDA approval. The Company has retained worldwide manufacturing and marketing rights for the prostate cancer test.

 Breast Cancer Product

  The Company has identified certain NMPs present in breast cancer tissue and absent in normal tissue. Matritech intends to develop antibodies reactive with these NMPs and evaluate these antibodies on patient blood samples. The Company intends to select antibodies to be used in assays and conduct clinical trials to generate data required to apply for FDA approval of such assays. Matritech believes that the distinctive NMP patterns found in breast cancer cells and the Company's ability to detect these NMPs in blood may enable it to develop a more accurate breast cancer blood assay intended to improve patient management.

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

STRATEGIC ALLIANCES

  To accelerate the early research and development of its products, the Company has pursued a strategy of entering into strategic alliances to fund research and development programs for selected cancer assays. These agreements typically involve up-front and milestone payments in exchange for the right to obtain exclusive distribution rights in selected geographical markets. In order to retain control of its core NMP technology, the Company has not licensed or sublicensed any of its technology to third-parties. The Company has retained manufacturing rights for its NMP22 Test Kit and all other products in development, except for certain rights that could be granted to certain of its corporate partners if the Company fails to deliver required quantities of product. Under the terms of these funded development arrangements and other distribution arrangements discussed below, the Company's partners purchase finished products or components from Matritech at prices based on Matritech's list price, local reimbursement rates or the partners' net selling price.

  Konica. In 1994, the Company entered into a distribution agreement with Konica. The Konica agreement grants exclusive distribution rights in Japan for the NMP22 Test Kit in exchange for $325,000 in licensing fees. Under the terms of its agreement with Konica, Matritech will sell NMP22 Test Kits to Konica for resale in Japan at prices based on Japanese reimbursement rates. Konica is responsible for obtaining the necessary approvals from the Japanese Ministry of Health and Welfare ("Koseisho") to import and sell the NMP22 Test Kit. Clinical trials must be conducted in Japan and the results submitted to Koseisho prior to obtaining such approvals. Konica submitted clinical trial data to Koseisho in December 1996. Konica has limited manufacturing rights if the Company fails to deliver required quantities of test kits.

  Bayer. In June 1995, Matritech signed a joint development and distribution agreement with Bayer and received an initial payment of $150,000. Under the terms of the agreement, Bayer provided funding to Matritech for the identification of cervical cancer-specific NMPs and is currently funding the development of monoclonal antibodies which recognize malignant and pre-malignant or dysplastic cervical cancer cells. These antibodies will be used in clinical laboratories, in conjunction with instruments developed by Bayer, to automate the review and evaluation of cells obtained from cervical smears. Under the terms of the Company's agreement with Bayer, Bayer has the option, upon payment to Matritech, to acquire exclusive worldwide rights to distribute the cervical cancer assay for automated systems and non-exclusive worldwide rights for a manual assay product. If Bayer exercises its option, it would purchase components from Matritech and would pay Matritech a percentage of Bayer's net selling price. In the year ended December 31, 1996, the Company received $120,000 in milestone payments under this agreement.

  Yamanouchi. In 1991, Matritech and Yamanouchi entered into a development and supply agreement for the development of seven serum assays (breast, colorectal, lung, liver, pancreatic, stomach and renal cancers) for exclusive sale by Yamanouchi in Japan and Taiwan. The agreement provides for development payments to the Company by Yamanouchi to be paid upon the accomplishment of certain milestones. Matritech has received $1 million in milestone payments to date. Yamanouchi did not make any payments to the Company in 1996. In May 1996, Yamanouchi's rights with respect to the Company's colorectal cancer test were terminated. The purchase price for any products distributed by Yamanouchi will be based on Yamanouchi's net selling price.

  Sangtec. In 1990, Matritech and Sangtec, a Swedish company, entered into a development and supply agreement which provides for the payment by Sangtec to Matritech of up to $700,000 for the development of breast cancer products, of which $60,000 has been paid to Matritech as of December 31, 1996. The development payments are to be made over time, upon the successful achievement of certain technical milestones by Matritech and Sangtec. Sangtec has the exclusive right to market in Europe any breast cancer serum assay developed under the agreement. The purchase price to be paid to the Company for any products distributed by Sangtec will be based on Sangtec's net selling price. Sangtec has limited manufacturing rights if the Company fails to meet Sangtec's product delivery requirements.

MARKETING AND SALES

  The Company has retained all rights to sell all of its products in the United States, except for products for the automated detection of cervical cancer, for which Bayer has an option to acquire exclusive rights. Matritech is selling its NMP22 Test Kit in the United States to clinical laboratories using its own direct sales force. The Company currently has five full-time sales representatives. The Company intends to expand this sales force as sales of the NMP22 Test Kit may warrant or if new products are added. The Company may use one or more distributors for sales to low-volume customers.

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

  During the fiscal year ended December 31, 1996 the Company received approximately 16%, 21%, 11% and 13% of its revenue from collaborative research and development fees, license fees and product sales payments from Medical Systems, SPA, OmniPharmnet, UroCor, Inc. and Wallace ADL, respectively.

  During the fiscal years ended December 31, 1994, 1995 and 1996, 26%, 26.9% and 24%, respectively, of the Company's total product sales were from the United States and 74%, 73.1% and 76%, respectively, were from foreign countries.

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

MANUFACTURING AND FACILITIES

  The Company currently assembles its test kits in its 22,500 square-foot facility in Newton, Massachusetts and relies on subcontractors for certain components and processes. The Company's lease is for a term of five years and expires on December 31, 2000. The annual base rent for each year of the term is $230,625. The

Company believes that its current facilities are adequate to satisfy the Company's needs as it expands its manufacturing capabilities for at least the next two years, including the initial phases of commercial production. Thereafter, the Company may be required to establish additional manufacturing facilities elsewhere. There can be no assurance that the Company will be able to extend its lease or lease other space on reasonable terms. The Company has retained all manufacturing rights, except for certain rights that could be granted to certain of its corporate partners if the Company fails to perform under its agreements with those corporate partners. See "--Strategic Alliances."

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

PATENTS, LICENSES AND TRADE SECRETS

  Matritech's diagnostic technology is protected by three United States patents owned by MIT and expiring in 2006, with corresponding foreign patents granted and/or patent applications pending in Canada and selected countries in Europe and the Far East. The NMP technology owned by MIT is licensed to Matritech worldwide in exchange for royalties payable until the expiration of underlying patent rights. MIT has licensed its patent rights to Matritech on an exclusive basis through 2006.

  The protection offered by these patents extends to the detection and measurement of NMPs, or associated nucleic acids, using antibody or gene probe formats, as well as to certain assay methods exploiting NMPs. To strengthen its protection of NMP technology in the United States, MIT voluntarily applied for the reissue of one of its patents and the United States Patent and Trademark Office has agreed to grant the reissue. Matritech has filed additional United States patent applications on related NMP advances and corresponding applications under the Patent Cooperation Treaty designating Canada, Australia and selected countries in Europe and the Far East. The Company currently has one United States patent and 11 applications on file in the United States on these disclosures. The Company intends to file additional patent applications in the future. The Company believes that any patents that may issue from its applications will provide competitive protection for its products after expiration of its license from MIT. The Company also intends to rely on its unpatented proprietary information to maintain and develop its commercial position.

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

  In July 1996 the FDA approved Matritech's NMP22 Test Kit for sale in the United States as a prognostic indicator for bladder cancer (i.e., as a predictor of bladder cancer recurrence following therapy, such as surgical excision of cancerous tissue).

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

  The introduction of the Company's developmental-stage test products in foreign markets will also subject the Company to foreign regulatory clearances which may impose additional substantial costs and burdens. International sales of medical devices are subject to the regulatory requirements of each country. The regulatory review process varies from country to country. Many countries also impose product standards, packaging requirements, labeling requirements and import restrictions on devices. In addition, each country has its own tariff regulations, duties and tax requirements. In Germany, where the Company began selling its NMP22 Test Kit for bladder cancer in 1995, no regulatory approval comparable to the United States PMA is required prior to public sale of diagnostic products. In Japan, where the Company's distributor for NMP22, Konica, is responsible for obtaining the necessary approvals from Koseisho to import and sell the NMP22 product, clinical trials have been conducted and the results submitted to Koseisho in December, 1996 in order to obtain such approval. The process of obtaining Koseisho approval in Japan may require as much time as to obtain a PMA in the U.S.

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

EMPLOYEES

  As of March 7, 1997, the Company had 46 full-time employees, 22 of whom were engaged in research and development. The Company's future success depends in part on its ability to recruit and retain talented and trained scientific, technical, marketing and business personnel. The Company has been successful to date in hiring and retaining such personnel, but there can be no assurance that such success will continue. None of the Company's employees is represented by a labor union, and the Company considers its relations with its employees to be excellent.

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

  During 1994, 1995 and 1996 Matritech spent approximately $3.5 million, $3.0 million and $3.9 million, respectively, on research and development. Substantially all of these expenditures were related to the development of diagnostic products.

ITEM 2. PROPERTIES.

  Beginning in October 1995, the Company relocated its facilities from Cambridge, Massachusetts to Newton, Massachusetts, where it leases corporate headquarters, research and development and manufacturing facilities which occupy approximately 22,500 square feet. The Company's lease is for a term of five (5) years and expires on or about December 31, 2000. The annual base rent for each year of the term is $230,625. The Company believes that its current facilities are adequate to satisfy the Company's needs for the foreseeable future, including the initial phases of commercial production and has not made a determination whether it will seek to extend its lease when it expires in 2000 or seek to lease space elsewhere. There can be no assurance that the Company will be able to extend its lease or lease other space on reasonable terms.

ITEM 3. LEGAL PROCEEDINGS.

  The Company is not currently a party to any litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  No matters were submitted to a vote of security holders during the fourth quarter of 1996.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

  The Company's Common Stock trades on The Nasdaq Small Cap Market tier of The Nasdaq Stock Market ("Nasdaq"), under the symbol: "NMPS" and on the Boston Stock Exchange under the Symbol: "MPS." The following table sets forth the range of quarterly high and low sales price information for the Common Stock as reported by Nasdaq for the periods indicated.

                                                                 HIGH     LOW
                                                               -------- --------
     FISCAL 1995
     First Quarter............................................ $ 2 3/16 $1 1/2
     Second Quarter...........................................   2 3/4   1 15/16
     Third Quarter............................................   4       2 3/8
     Fourth Quarter...........................................   4 1/2   2 7/8
     FISCAL 1996
     First Quarter............................................  11 7/8   3 9/16
     Second Quarter...........................................  18       9 1/2
     Third Quarter............................................  13 1/4   7 1/8
     Fourth Quarter...........................................  13 5/8   6 7/8

  As of March 20, 1997, there were approximately 271 shareholders of record. The Company believes that shares of the Company's Common Stock held in bank, money management, institution and brokerage house "nominee" names may account for at least an estimated 4,900 additional beneficial holders.

  The Company has never paid cash dividends on its Common Stock. The Company currently intends to retain any earnings to finance future growth and therefore does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA.

  The selected financial data presented below for each year in the five-year period ended December 31, 1996 have been derived from the Company's financial statements, which have been audited by Arthur Andersen LLP, independent public accountants. This data should be read in conjunction with the financial statements, related notes, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other financial information included elsewhere in this report.

                             1992          1993          1994          1995          1996
                          -----------  ------------  ------------  ------------  ------------
STATEMENTS OF OPERATIONS
 DATA:
Revenues:
 Collaborative research
  and development,
  license fees and
  product sales.........  $    91,206  $    187,071  $  1,314,334  $  1,023,438  $  1,881,833
 Interest and other
  income................       72,245        81,218        91,591       216,865       528,583
                          -----------  ------------  ------------  ------------  ------------
Total revenues..........      163,451       268,289     1,405,925     1,240,303     2,410,416
Expenses:
 Research &
  development...........    2,176,558     2,728,224     3,470,122     3,014,125     3,909,793
 Selling, general &
  administrative........    1,021,370     1,820,798     1,591,525     2,308,773     3,665,298
                          -----------  ------------  ------------  ------------  ------------
Total expenses..........    3,197,928     4,549,022     5,061,647     5,322,898     7,575,091
Net Loss................  $(3,034,477) $ (4,280,733) $ (3,655,722) $ (4,082,595) $ (5,164,675)
                          ===========  ============  ============  ============  ============
Net loss per common
 share(1)...............  $      (.86) $       (.80) $       (.46) $       (.38) $       (.32)
                          ===========  ============  ============  ============  ============
Weighted average number
 of common shares
 outstanding(1).........    3,544,524     5,319,072     7,951,721    10,733,769    15,900,467
                          ===========  ============  ============  ============  ============
                             1992          1993          1994          1995          1996
                          -----------  ------------  ------------  ------------  ------------
BALANCE SHEET DATA:
Cash, cash equivalents,
 and short-term
 investments............  $ 3,512,298  $  2,656,083  $  3,974,237  $ 11,009,310  $  6,770,336
Working capital.........    3,404,939     2,410,014     3,419,323    10,838,756     7,165,462
Total assets............    4,076,499     3,274,708     4,582,194    11,959,203     8,669,861
Accumulated deficit.....   (8,956,680)  (13,237,413)  (16,893,135)  (20,975,730)  (26,140,405)
Total stockholders'
 equity.................  $ 3,783,937  $  2,855,971  $  3,878,067  $ 11,351,178  $  7,783,984

--------
(1) See Note 1 of Notes to Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

  The Company was incorporated in 1987 to develop, manufacture and market innovative cancer diagnostic products based on its proprietary NMP technology. Matritech has been unprofitable since inception and expects to incur significant operating losses for at least the next two years. The Company was considered a development-stage company until the fourth quarter of 1995. For the period from inception to December 31, 1996, the Company incurred a cumulative net loss of approximately $26.1 million.

  The Company sells its NMP22 Test Kit through its own direct sales force in the United States and through distributors outside the United States. The Company entered into agreements with several new distributors in Europe and the Far East in the second half of 1996. The Company's 1996 product revenue includes initial stocking orders of the NMP22 Test Kit from such new distributors. Consequently, fourth quarter product revenue is not necessarily indicative of future quarters in 1997 since the distributors' inventory of the NMP22 Test Kit is high in anticipation of market launches around the world. See "Factors that may Affect Future Results--Fluctuating Operating Results."

RESULTS OF OPERATIONS

 Year Ended December 31, 1996 Compared with Year Ended December 31, 1995

  Collaborative research and development revenue, license fees and product sales increased to $1,882,000 for the year ended December 31, 1996 from $1,023,000 for the year ended December 31, 1995. Revenue from product sales increased 389% to $1,678,000 for the year ended December 31, 1996 as compared to $343,000 in 1995. This increase was primarily due to worldwide sales of the Company's NMP22 Test Kit for bladder cancer which was approved for sale in the United States by the FDA in July 1996. Revenue generated from collaborative research and development and license fees in the year ended December 31, 1996 consisted of $120,000 in milestone payments from a funded development agreement with Bayer, and $84,000 in SBIR funding for the Company's cancer therapy development project. Collaborative research and development revenue and license fees in the year ended December 31, 1995 consisted of $280,000 in license fees from a marketing agreement, which was terminated in June 1996, with Boehringer Ingelheim International GmbH ("BII"), $210,000 from a funded development agreement with Bayer and $190,000 in SBIR funding for the Company's prostate, colon and drug screening assay projects.

  Interest and other income was $528,000 for the year ended December 31, 1996 and $217,000 for the year ended December 31, 1995. The increase was due to significantly higher average cash balances available for investment throughout 1996 as compared to 1995 resulting from financings during the third and fourth quarter of 1995.

  Research and development expenses increased 30% to $3,910,000 for the year ended December 31, 1996 from $3,014,000 for the year ended December 31, 1995. The increase is primarily due to the scale-up of product manufacturing for the Company's NMP22 Test Kit for bladder cancer, and to a lesser extent, increased personnel costs in the research department, and costs associated with the initial stages of clinical trials for the Company's colorectal cancer test which began in October 1996.

  Selling, general and administrative expenses increased 59% to $3,665,000 for the year ended December 31, 1996 from $2,309,000 for the year ended December 31, 1995. During the second half of 1996, the Company expensed approximately $209,000 of costs associated with a proposed public offering which the Company elected not to complete. Excluding these expenses, selling, general and administrative expenses increased 50%, primarily from increased sales and marketing personnel costs, the termination of the Company's marketing agreement with BII and the establishment of marketing programs to promote the Company's products worldwide. The balance of the increase is primarily related to increased salaries, professional fees and expenses associated with termination of the Company's former lease for its Cambridge facility.

  The Company incurred a net loss of $5,165,000 for the year ended December 31, 1996, as compared to a net loss of $4,083,000 for the year ended December 31, 1995. The increased loss resulted primarily from increased sales, marketing and manufacturing expenses for the NMP22 Test Kit for bladder cancer, and to a lesser extent, the expenses associated with increased research and development and new clinical trial costs, expenses related to the withdrawn public offering, increased professional fees, and termination costs of the Company's marketing agreement with BII and the lease at its former Cambridge facility.

 Year Ended December 31, 1995 Compared with Year Ended December 31, 1994

  Collaborative research and development revenue, license fees and product sales decreased to $1,023,000 for the year ended December 31, 1995 from $1,314,000 for the year ended December 31, 1994. Revenue generated from collaborative research and development and license fees in the year ended December 31, 1995 consisted of $280,000 in license fees from a marketing agreement, which was terminated in June 1996, with BII, $210,000 from a funded development agreement with Bayer, and $190,000 in SBIR grants for the Company's prostate, colon and cancer therapy development projects. Collaborative research and development revenue and license fees in the year ended December 31, 1994 consisted of $720,000 in license fees from a marketing agreement with BII, $325,000 in license fees from a marketing agreement with Konica, $100,000 in milestone revenues from

Hybritech Incorporated ("Hybritech") relating to a funded development and marketing agreement, which has been terminated, and $68,000 in SBIR funding for the Company's prostate cancer research project. Revenue from product sales increased 240% to $343,000 for the year ended December 31, 1995 as compared to $101,000 in 1994. This increase was primarily due to expanded sales of the Company's NMP22 Test Kit in Europe and Japan. Product sales in Europe during 1995 were minimal due to product introduction in the second quarter and a shift in the business focus of BII, the Company's former exclusive distributor in Europe.

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

  Selling, general and administrative expenses increased 45% to $2,309,000 for the year ended December 31, 1995 from $1,592,000 for the year ended December 31, 1994. The increase primarily relates to increased professional fees for the Company's patent protection applications and consulting fees as well as the establishment in February 1995 of an internal sales and marketing function and the expenses related to the launch of the Company's NMP22 Test Kit in certain countries in Europe in 1995 and the anticipated launch in the United States in 1996. The balance of the increase was attributable to expenses incurred for the relocation of the Company to larger facilities in Newton, Massachusetts during the latter part of 1995.

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

 Liquidity and Capital Resources

  Since its inception, the Company has financed its operations primarily through private and public offerings of its securities and through funded development and marketing agreements. In September 1995, the Company received net proceeds of approximately $6,658,000 from the private sale of common stock. In December 1995, the Company received net proceeds of approximately $4,656,000 from the exercise of certain common stock warrants which the Company had called for redemption. During the year ended December 31, 1996, the Company received net proceeds of approximately $1,514,000 from the exercise of common stock options and warrants. In June 1995, the Company signed a product development and marketing option agreement with Bayer and received a $150,000 initial payment. Under this agreement, Matritech is eligible to receive further milestone and option payments upon the completion of specific product development milestones. In the years ended December 31, 1995 and 1996, Matritech received $60,000 and $120,000 respectively, in milestone payments under this agreement. At December 31, 1996, the Company had cash and cash equivalents of $6,770,000 and working capital $7,165,000.

  The Company's operating activities used cash of approximately $5,505,000, $4,188,000 and $3,231,000 for the years ended December 31, 1996, 1995, 1994, respectively, primarily to fund the Company's operating loss.

  The Company's investing activities used cash of approximately $240,000, $147,000 and $99,000 in the years ended December 31, 1996, 1995, 1994, respectively, primarily for purchase of equipment, leasehold improvements and certain intangible assets.

  Financing activities provided cash of approximately $1,506,000, $11,371,000 and $4,648,000 in the years ended December 31, 1996, 1995 and 1994, respectively, primarily from the sale of equity securities and the exercise of stock options and warrants, net of payments of capital lease obligations.

  Capital expenditures totaled approximately $285,000 during the year ended December 31, 1996, which consisted primarily of computer systems, laboratory equipment and leasehold improvements to the Company's facilities in Newton, Massachusetts. The Company currently estimates that it will acquire approximately $948,000 of capital equipment during the year ended December 31, 1997, consisting primarily of computer systems, laboratory equipment and office equipment.

  The Company expects to incur continued research and development expenses and other costs, including costs related to clinical studies to commercialize additional products based upon its NMP technology. The Company expects that such costs will increase in the fiscal year ending December 31, 1997 and will result in continued losses from operations. The Company may require substantial additional funds to complete new product development, conduct clinical trials and manufacture and market its products.

  The Company's future capital requirements will depend on many factors, including: continued scientific progress in its research and development programs; the magnitude of these programs; progress with clinical trials for its diagnostic products; the time involved in obtaining regulatory approvals; the costs involved in filing, prosecuting and enforcing patent claims; competing technological and market developments; the ability of the Company to establish additional development and marketing arrangements to provide funding for research and development and to conduct clinical trials, obtain regulatory approvals, and manufacture and market certain of the Company's products.

  The Company is currently seeking alternatives for obtaining additional long-term funding for its operations from various sources including collaborative arrangements and additional public or private financings. The Company anticipates that its existing capital resources including working capital and interest thereon will satisfy its capital needs at least through 1997. The foregoing forward-looking statement is subject to uncertainties and there can be no assurance that the Company's needs may not change. See "Factors that may Affect Future Results--Access to Capital." The survival of the Company in the long term, however, is dependent on its ability to generate revenue from sales of its products. There can be no assurance that such additional funding will be available on terms acceptable to the Company, if at all, or that, in the long term, the Company will be able to generate sufficient revenue to achieve and maintain profitability.

 Factors that may Affect Future Results

  The Company's future financial and operational results are subject to a number of material risks and uncertainties that may affect such results or conditions, including:

  History of Operating Losses and Anticipated Future Losses. The Company has incurred operating losses since its inception and expects to incur significant operating losses for at least the next two years. The Company expects to improve operating results in future periods, however, there can be no assurance that the Company will achieve or maintain profitability or that its revenue growth can be sustained in the future.

  Fluctuation in Operating Results. The Company's future operating results may vary significantly from quarter to quarter or from year to year depending on a number of factors including: the timing and size or orders from the Company's customers and distributors; the timing of payments from corporate partners and research grants; regulatory approvals and the introduction of new products by the Company; and the market acceptance of the Company's products. The Company's current planned expense levels are based in part upon expectations as to future revenue. Consequently, profits may vary significantly from quarter to quarter or year to year based on the timing of revenue. Revenue or profits in any period will not necessarily be indicative of results in subsequent periods.

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

  Near-Term Dependence Upon NMP22. The Company anticipates that in the near-term it will be substantially dependent on the success of the NMP22 Test Kit, which was approved for sale in the U.S. by the FDA in July 1996 and expects to generate substantially all of its near-term products sales from the sale of NMP22 Test Kits. The Company would experience a material adverse effect on its business, financial condition and results of operations if the NMP22 Test Kit does not achieve wide market acceptance. The remainder of the Company's products are in clinical trials or in development and there can be no assurance that it will be successful with such clinical trials and product development.

  Access to Capital. The Company will consider from time to time various financing alternatives and may seek to raise additional capital through equity or debt financings or by entering into corporate partnering arrangements. There can be no assurance, however, that this funding will be available on terms acceptable to the Company, it at all.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  The information required by this item is contained in the financial statements set forth in Item 14(a) under the caption "Financial Statements" as a part of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  There have been no changes in or disagreements with accountants on accounting or financial disclosure matters during the Company's two most recent fiscal years.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS

  The information concerning directors of the Company required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company's fiscal year ended December 31, 1996 under the headings "Occupations of Directors and Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance."

EXECUTIVE OFFICERS

  The information concerning executive officers of the Company required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company's fiscal year ended December 31, 1996 under the headings "Occupations of Directors and Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance."

ITEM 11. EXECUTIVE COMPENSATION.

  The information required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company's fiscal year ended December 31, 1996, under the heading "Compensation and Other Information Concerning Directors and Officers."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  The information required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company's fiscal year ended December 31, 1996, under the heading "Securities Ownership of Management and Principal Stockholders."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  The information, if any, required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission within 120 days after the close of the Company's fiscal year ended December 31, 1996, under the heading "Certain Relationships and Related Transactions."

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

   (a) 1.  Consolidated Financial Statements.
           Report of Independent Public Accountants.
           Balance Sheets as of December 31, 1995 and 1996.
           Statements of Operations for the Years ended December 31, 1994, 1995 and 1996.
           Statements of Stockholders' Equity (Deficit) for the years ended
           December 31, 1994, 1995 and 1996.
           Statements of Cash Flows for the Years ended December 31, 1994, 1995 and 1996.
           Notes to Financial Statements.
       2.  No schedules are submitted because they are not applicable, not required or because the information is included in the Financial
           Statements or Notes to Financial Statements.
       3.  List of Exhibits.
           EXHIBIT NUMBER DESCRIPTION OF EXHIBIT
           -------------- ----------------------
                 3.1      Amended and Restated Certificate of Incorporation of
                          the Registrant (filed as Exhibits 3, 4.1 to the
                          Company's Registration Statement No. 33-46158 on Form
                          S-1 and incorporated herein by reference).
                 3.2      Amended and Restated By-Laws of the Registrant (filed
                          as Exhibits 3.2, 4.1 to the Company's Registration
                          Statement No. 33-46158 on Form S-1 and incorporated
                          herein by reference).
                 3.3      Certificate of Amendment dated June 16, 1994, of
                          Amended and Restated Certificate of Incorporation of
                          the Registrant (filed as Exhibit 3.2 of the Company's
                          Quarterly Report on Form 10-Q for thefiscal quarter
                          ended June 30, 1995 and incorporated herein by
                          reference).
                 3.4      Certificate of Amendment dated June 5, 1995, of
                          Amended and Restated Certificate of Incorporation of
                          the Registrant (filed as Exhibit 3.3 of the Company's
                          Quarterly Report on Form 10-Q for the fiscal quarter
                          ended June 30, 1995 and incorporated herein by
                          reference).

           EXHIBIT NUMBER DESCRIPTION OF EXHIBIT
           -------------- ----------------------
                4.1       Description of Capital Stock contained in the
                          Registrant's Amended and Restated Certificate of
                          Incorporation, filed as Exhibits 3.1, 3.3 and 3.4.
               10.1*      License Agreement between Matritech and the
                          Massachusetts Institute of Technology dated December
                          14, 1987, as amended March 15, 1988, December 20,
                          1989 and March 4, 1992 (filed as Exhibit 10.1 to the
                          Company's Registration Statement No. 33-46158 on Form
                          S-1 and incorporated herein by reference).
               10.2*      Development and Supply Agreement between Matritech
                          and AB Sangtec Medical dated June 5, 1990, as amended
                          on January 2, 1992 (filed as Exhibit 10.2 to the
                          Company's Registration Statement No. 33-46158 on Form
                          S-1 and incorporated herein by reference).
               10.3*      Development and Supply Agreement between Matritech
                          and Yamanouchi Pharmaceutical Co., Ltd. dated
                          September 27, 1991 (filed as Exhibit 10.4 to the
                          Company's Registration Statement No. 33-46158 on Form
                          S-1 and incorporated herein by reference).
               10.4       1988 Stock Plan (filed as Exhibit 10.8 to the
                          Company's Registration Statement No. 33-46158 on Form
                          S-1 and incorporated herein by reference).
               10.5       1992 Stock Plan as amended as of June 7, 1996 (filed
                          as Exhibit 10.1 to the Company's Quarterly Report on
                          Form 10-Q for the fiscal quarter ended June 30, 1996
                          and incorporated herein by reference).
               10.6       Amended and Restated 1992 Non-Employee Director Stock
                          Plan as amended as of June 7, 1996 (filed as Exhibit
                          10.2 to the Company's Quarterly Report on Form 10-Q
                          for the fiscal quarter ended June 30, 1996 and
                          incorporated herein by reference).
               10.7       1992 Employee Stock Purchase Plan (filed as Exhibit
                          10.11 to the Company's Registration Statement No. 33-
                          46158 on Form S-1 and incorporated herein by
                          reference).
               10.8       Second Amended and Restated Registration Rights
                          Agreement dated May 4, 1990, as amended February 26,
                          1992 (filed as Exhibit 10.13 to the Company's
                          Registration Statement No. 33-46158 on Form S-1 and
                          incorporated herein by reference).
               10.9       Form of Indemnity Agreement with directors (filed as
                          Exhibit 10.14 to the Company's Registration Statement
                          No. 33-46158 on Form S-1 and incorporated herein by
                          reference).
               10.10*     Amendment to Development and Supply Agreement between
                          Matritech and AB Sangtec Medical dated March 5, 1992
                          (filed as Exhibit 10.15 to the Company's Registration
                          Statement No. 33-46158 on Form S-1 and incorporated
                          herein by reference).
               10.11      Fourth Amendment dated March 18, 1993 to License
                          Agreement between the Company and the Massachusetts
                          Institute of Technology dated December 14, 1987, as
                          amended (filed as Exhibit 10.15 to the Company's Form
                          10-K for the year ended December 31, 1992 and
                          incorporated herein by reference).
               10.12      Amendment dated November 30, 1992 to Development and
                          Supply Agreement between the Company and AB Sangtec
                          Medical dated June 5, 1990, as amended (filed as
                          Exhibit 10.16 to the Company's Form 10-K for the year
                          ended December 31, 1992 and incorporated herein by
                          reference).

           EXHIBIT NUMBER DESCRIPTION OF EXHIBIT
           -------------- ----------------------
               10.13      Amendment dated November 30, 1992 to Development and
                          Supply Agreement between the Company and Yamanouchi
                          Pharmaceutical Co., Ltd. dated September 27, 1991, as
                          amended (filed as Exhibit 10.17 to the Company's Form
                          10-K for the year ended December 31, 1992 and
                          incorporated herein by reference).
               10.14*     License Agreement between the Company and The Johns
                          Hopkins University dated as of August 4, 1993 (filed
                          as Exhibit 10.2 to the Company's Quarterly Report on
                          Form 10-Q for the quarter ended September 30, 1993
                          and incorporated herein by reference).
               10.15*     Amendment dated July 7, 1993 to Development and
                          Supply Agreement between the Company and AB Sangtec
                          Medical dated June 5, 1990, as amended (filed as
                          Exhibit 10.3 to the Company's Quarterly Report on
                          Form 10-Q for the quarter ended September 30, 1993
                          and incorporated herein by reference).
               10.16*     Amendment dated June 30, 1993 to Development and
                          Supply Agreement between the Company and Yamanouchi
                          Pharmaceutical Co., Ltd dated September 27, 1991, as
                          amended (filed as Exhibit 10.4 to the Company's
                          Quarterly Report on Form 10-Q for the quarter ended
                          September 30, 1993 and incorporated herein by
                          reference).
               10.17      Amendment dated January 25, 1994 to Development and
                          Supply Agreement between the Company and Yamanouchi
                          Pharmaceutical Co., Ltd dated September 27, 1991, as
                          amended (filed as Exhibit 10.22 to the Company's
                          Annual Report on Form 10-K for the fiscal year ended
                          December 31, 1993 and incorporated herein by
                          reference).
               10.18      Amendment dated January 18, 1994 to Development and
                          Supply Agreement between the Company and AB Sangtec
                          Medical dated June 5, 1990, as amended (filed as
                          Exhibit 10.23 to the Company's Annual Report on Form
                          10-K for the fiscal year ended December 31, 1993 and
                          incorporated herein by reference).
               10.19      Fifth Amendment dated April 14, 1994 to License
                          Agreement between the Company and the Massachusetts
                          Institute of Technology dated December 14, 1987
                          (filed as Exhibit 10.1 to the Company's Form 10-Q for
                          the quarter ended March 31, 1994 and incorporated
                          herein by reference).
               10.20*     Exclusive Distribution Agreement between the Company
                          and Boehringer Ingelheim International GmbH dated as
                          of August 5, 1994 (filed as Exhibit 10.1 to the
                          Company's Form 10-Q for the period ended September
                          30, 1994 and incorporated herein by reference).
               10.21*     Exclusive Distribution Agreement between the Company
                          and Konica Corporation dated as of November 9, 1994.
                          (Filed as Exhibit 10.26 to the Company's Annual
                          Report on Form 10-K for the fiscal year ended
                          December 31, 1994 and incorporated herein by
                          reference).
               10.22*     Distribution Agreement between the Company and Toray-
                          Fuji Bionics, Inc. dated as of April 10, 1995 (filed
                          as Exhibit 10.1 to the Company's Quarterly Report on
                          Form 10-Q for the quarter ended March 31, 1995 and
                          incorporated herein by reference).
               10.23*     License Agreement between the Company and Yale
                          University dated as of March 21, 1995 (filed as
                          Exhibit 10.2 to the Company's Quarterly Report on
                          Form 10-Q for the quarter ended March 31, 1995 and
                          incorporated herein by reference).
               10.24*     Development Agreement between the Company and Bayer
                          Corporation dated as of June 13, 1995 (filed as
                          Exhibit 10.1 to the Company's Quarterly Report on
                          Form 10-Q for the fiscal quarter ended June 30, 1995
                          and incorporated herein by reference).

           EXHIBIT NUMBER DESCRIPTION OF EXHIBIT
           -------------- ----------------------
               10.25      Lease Agreement between the Company and One Nevada
                          Realty Trust dated October 6, 1995 (filed as Exhibit
                          10.2 to the Company's Quarterly Report on Form 10-Q
                          for the fiscal quarter ended September 30, 1995 and
                          incorporated herein by reference).
               10.26      Sixth Amendment dated March 1, 1996 to License
                          Agreement between Matritech and the Massachusetts
                          Institute of Technology dated December 31, 1987, as
                          amended (filed as Exhibit 10.26 to the Company's
                          Annual Report on Form 10-K for the fiscal year ended
                          December 31, 1995 and incorporated herein by
                          reference).
               10.27*     Matritech NMP22(R) Test Kits Term Sheet and
                          Distribution Agreement between Matritech, Inc. and
                          UroCor, Inc., dated as of January 25, 1996 and as
                          amended, March 29, 1996 (filed as Exhibit 10.1 to the
                          Company's Quarterly Report on Form 10-Q for the
                          fiscal quarter ended March 31, 1996 and incorporated
                          herein by reference)
               23**       Consent of Arthur Andersen LLP.
               27**       Financial Data Schedule
  --------
   * Confidential Treatment Granted for portions thereof
  ** Filed herewith.

       (b) Reports on Form 8-K.
           Not Applicable
       (c) Exhibits.
           The Company hereby files as exhibits to this Form 10-K those exhibits listed in Item 14(a)(3), above.
       (d) Executive Compensation Plans and Arrangements.
           EXHIBIT NUMBER DESCRIPTION OF EXHIBIT
           -------------- ----------------------
               10.4       1988 Stock Plan (filed as Exhibit 10.8 to the
                          Company's Registration Statement No. 33-46158 on Form
                          S-1 and incorporated herein by reference).
               10.5       1992 Stock Plan as amended as of June 7, 1996 (filed
                          as Exhibit 10.1 to the Company's Quarterly Report on
                          Form 10-Q for the fiscal quarter ended June 30, 1996
                          and incorporated herein by reference).
               10.6       Amended and Restated 1992 Non-Employee Director Stock
                          Plan as amended as of June 7, 1996 (filed as Exhibit
                          10.2 to the Company's Quarterly Report on Form 10-Q
                          for the fiscal quarter ended June 30, 1996 and
                          incorporated herein by reference).
               10.7       1992 Employee Stock Purchase Plan (filed as Exhibit
                          10.11 to the Company's Registration Statement No. 33-
                          46158 on Form S-1 and incorporated herein by
                          reference).
       (e) Financial Statement Schedules.
           The Company hereby files as financial statement schedules to this
           Form 10-K those financial statement schedules listed in Item
           14(a)(2), above, which are attached hereto.

                                MATRITECH, INC.

                         INDEX TO FINANCIAL STATEMENTS

                                                                           PAGE
                                                                           ----
Report of Independent Public Accountants.................................  F-2
Balance Sheets as of December 31, 1995 and 1996..........................  F-3
Statements of Operations for the Years Ended December 31, 1994, 1995 and
 1996....................................................................  F-4
Statements of Stockholders' Equity for the Years Ended December 31, 1994,
 1995 and 1996...........................................................  F-5
Statements of Cash Flows for the Years Ended 31, 1994, 1995 and 1996.....  F-6
Notes to Financial Statements............................................  F-7

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Matritech, Inc.:

  We have audited the accompanying balance sheets of Matritech, Inc. (a Delaware corporation) as of December 31, 1995 and 1996, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Matritech, Inc. as of December 31, 1995 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                          Arthur Andersen LLP

Boston, Massachusetts January 31, 1997

                                MATRITECH, INC.

                                 BALANCE SHEETS

                                                          DECEMBER 31,
                                                    --------------------------
                                                        1995          1996
                                                    ------------  ------------
                      ASSETS
CURRENT ASSETS:
  Cash and cash equivalents........................ $ 11,009,310  $  6,770,336
  Accounts receivable..............................      113,139       814,544
  Inventories......................................      192,385       343,058
  Interest receivable and prepaid expense..........      131,947       123,401
                                                    ------------  ------------
    Total current assets...........................   11,446,781     8,051,339
                                                    ------------  ------------
PROPERTY AND EQUIPMENT, AT COST:
  Laboratory equipment.............................      729,935       949,508
  Office equipment.................................      137,876       186,228
  Laboratory furniture.............................       44,511        55,772
  Leasehold improvements...........................       39,671        45,871
                                                    ------------  ------------
                                                         951,993     1,237,379
  Less--Accumulated depreciation and amortization..      596,721       701,769
                                                    ------------  ------------
                                                         355,272       535,610
                                                    ------------  ------------
OTHER ASSETS, NET..................................      157,150        82,912
                                                    ------------  ------------
                                                    $ 11,959,203  $  8,669,861
                                                    ============  ============
       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Note payable..................................... $     18,387  $        --
  Accounts payable.................................      340,560       422,559
  Accrued expenses.................................      214,178       463,318
  Deferred revenue.................................       34,900           --
                                                    ------------  ------------
    Total current liabilities......................      608,025       885,877
                                                    ------------  ------------
COMMITMENTS (Note 3)
STOCKHOLDERS' EQUITY:
  Preferred stock, $1.00 par value--
   Authorized--4,000,000 shares
   Issued and outstanding--none....................          --            --
  Common stock, $.01 par value--
   Authorized--40,000,000 shares
   Issued and outstanding--15,194,127 shares in
   1995 and
    6,032,734 shares in 1996.......................      151,941       160,327
  Additional paid-in capital.......................   32,174,967    33,764,062
  Accumulated deficit..............................  (20,975,730)  (26,140,405)
                                                    ------------  ------------
    Total stockholders' equity.....................   11,351,178     7,783,984
                                                    ------------  ------------
                                                    $ 11,959,203  $  8,669,861
                                                    ============  ============

   The accompanying notes are an integral part of these financial statements.

                                MATRITECH, INC.

                            STATEMENTS OF OPERATIONS

                                               YEARS ENDED DECEMBER 31,
                                          -------------------------------------
                                             1994         1995         1996
                                          -----------  -----------  -----------
REVENUES:
  Collaborative research and
   development, license fees and product
   sales................................  $ 1,314,334  $ 1,023,438  $ 1,881,833
  Interest and other income.............       91,591      216,865      528,583
                                          -----------  -----------  -----------
                                            1,405,925    1,240,303    2,410,416
                                          -----------  -----------  -----------
EXPENSES:
  Research and development..............    3,470,122    3,014,125    3,909,793
  Selling, general and administrative...    1,591,525    2,308,773    3,665,298
                                          -----------  -----------  -----------
                                            5,061,647    5,322,898    7,575,091
                                          -----------  -----------  -----------
Net loss................................  $(3,655,722) $(4,082,595) $(5,164,675)
                                          ===========  ===========  ===========
NET LOSS PER COMMON SHARE...............  $      (.46) $      (.38) $      (.32)
                                          ===========  ===========  ===========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 OUTSTANDING............................    7,951,721   10,733,769   15,900,467
                                          ===========  ===========  ===========



   The accompanying notes are an integral part of these financial statements.

                                MATRITECH, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                            COMMON STOCK
                         ------------------- ADDITIONAL                                  TOTAL
                           NUMBER     PAR      PAID-IN      DEFERRED   ACCUMULATED   STOCKHOLDERS'
                         OF SHARES   VALUE     CAPITAL    COMPENSATION   DEFICIT        EQUITY
                         ---------- -------- -----------  ------------ ------------  -------------
BALANCE, DECEMBER 31,
 1993...................  7,014,433 $ 70,144 $16,055,266    $(32,026)  $(13,237,413)  $ 2,855,971
 Sale of common stock,
  net of commissions and
  issuance costs of
  $748,797..............  2,746,358   27,464   4,623,118         --             --      4,650,582
 Exercise of common
  stock options.........      4,550       46       3,685         --             --          3,731
 Issuance of common
  stock under employee
  stock purchase plan...      3,029       30       8,981         --             --          9,011
 Amortization of
  deferred compensation,
  net of option
  forfeitures...........        --       --       (2,210)     16,704            --         14,494
 Net loss...............        --       --          --          --      (3,655,722)   (3,655,722)
                         ---------- -------- -----------    --------   ------------   -----------
BALANCE, DECEMBER 31,
 1994...................  9,768,370   97,684  20,688,840     (15,322)   (16,893,135)    3,878,067
 Sale of common stock,
  net of commissions and
  issuance costs of
  $241,789..............  3,000,000   30,000   6,628,211         --             --      6,658,211
 Exercise of common
  stock purchase
  warrants, net of
  commissions and
  issuance costs of
  $168,884..............  2,342,373   23,424   4,632,980         --             --      4,656,404
 Exercise of common
  stock options.........     72,663      726      53,674         --             --         54,400
 Issuance of common
  stock under employee
  stock purchase plan...     10,721      107      18,655         --             --         18,762
 Redemption of common
  stock purchase
  warrants..............        --       --         (400)        --             --           (400)
 Amortization of
  deferred compensation,
  net of option
  forfeitures...........        --       --      153,007      15,322            --        168,329
 Net loss...............        --       --          --          --      (4,082,595)   (4,082,595)
                         ---------- -------- -----------    --------   ------------   -----------
BALANCE, DECEMBER 31,
 1995................... 15,194,127  151,941  32,174,967         --     (20,975,730)   11,351,178
 Exercise of common
  stock options.........    104,294    1,043     181,359         --             --        182,402
 Exercise of common
  stock purchase
  warrants..............    728,453    7,284   1,324,790         --             --      1,332,074
 Issuance of common
  stock under employee
  stock purchase plan...      5,860       59      10,196         --             --         10,255
 Compensation related to
  issuance of common
  stock options.........        --       --       72,750         --             --         72,750
 Net loss...............        --       --          --          --      (5,164,675)   (5,164,675)
                         ---------- -------- -----------    --------   ------------   -----------
BALANCE, DECEMBER 31,
 1996................... 16,032,734 $160,327 $33,764,062    $    --    $(26,140,405)  $ 7,783,984
                         ========== ======== ===========    ========   ============   ===========

   The accompanying notes are an integral part of these financial statements.

                                MATRITECH, INC.

                            STATEMENTS OF CASH FLOWS

                                               YEARS ENDED DECEMBER 31,
                                          -------------------------------------
                                             1994         1995         1996
                                          -----------  -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss...............................  $(3,655,722) $(4,082,595) $(5,164,675)
 Adjustments to reconcile net loss to
  net cash used in operating
  activities--
  Depreciation and amortization.........      103,064      112,158      133,952
  Amortization of deferred
   compensation.........................       14,494      168,329          --
  Compensation related to issuance of
   common stock options.................          --           --        72,750
  Changes in assets and liabilities--
   Accounts receivable..................        8,098     (110,467)    (701,405)
   Inventories..........................       (1,204)    (138,552)    (150,673)
   Interest receivable and prepaid
    expenses............................           83      (57,626)       8,546
   Accounts payable.....................      (22,977)     142,290       81,999
   Accrued expenses.....................       43,433       23,352      249,140
   Deferred revenue.....................      280,000     (245,100)     (34,900)
                                          -----------  -----------  -----------
    Net cash used in operating
     activities.........................   (3,230,731)  (4,188,211)  (5,505,266)
                                          -----------  -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment.....      (30,520)     (91,792)    (285,386)
 (Increase) decrease in other assets....      (68,853)     (55,657)      45,334
                                          -----------  -----------  -----------
    Net cash used in investing
     activities.........................      (99,373)    (147,449)    (240,052)
                                          -----------  -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from sale of common stock and
  warrants..............................    4,650,582    6,658,211          --
 Proceeds from the exercise of common
  stock purchase warrants...............          --     4,656,404    1,332,074
 Proceeds from exercise of common stock
  options...............................        3,731       54,400      182,402
 Proceeds from issuance of common stock
  under employee stock purchase plan....        9,011       18,762       10,255
 Payments on redemption of warrants.....          --          (400)         --
 Payments on note payable...............      (15,066)     (16,644)     (18,387)
                                          -----------  -----------  -----------
    Net cash provided by financing
     activities.........................    4,648,258   11,370,733    1,506,344
                                          -----------  -----------  -----------
INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS............................    1,318,154    7,035,073   (4,238,974)
CASH AND CASH EQUIVALENTS, BEGINNING OF
 YEAR...................................    2,656,083    3,974,237   11,009,310
                                          -----------  -----------  -----------
CASH AND CASH EQUIVALENTS, END OF YEAR..  $ 3,974,237  $11,009,310  $ 6,770,336
                                          ===========  ===========  ===========

   The accompanying notes are an integral part of these financial statements.

                                MATRITECH, INC.

                         NOTES TO FINANCIAL STATEMENTS

(1) OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

  Matritech, Inc. (the Company) was incorporated on October 29, 1987 to develop, produce and distribute products for the diagnosis and potential treatment of cancer based on its proprietary nuclear matrix protein technology. This technology was licensed to the Company by the Massachusetts Institute of Technology (MIT). The Company was considered a development-stage company until the fourth quarter of 1995, when the Company significantly increased its product revenue.

  The Company is devoting substantially all of its efforts toward product research and development, raising capital and marketing products. The Company is subject to risks common to companies in similar stages of development, including dependence on key individuals, competition from substitute products and larger companies, the development of commercially usable products and the need to obtain adequate additional financing necessary to fund the development of its future products.

  In 1995, the Company began to sell its NMP22 Test Kits in certain countries in Europe through a distributor. In July 1996, the Company received FDA approval to begin selling the NMP22 Test Kit in the United States.

  The accompanying financial statements reflect the application of certain accounting policies as described in this note and elsewhere in the accompanying financial statements and notes.

 (a) Revenue Recognition

  The Company recognizes revenue from collaborative research and development arrangements as milestones are achieved; revenue from nonrefundable license agreements upon the signing of the agreement; and revenue from products sales upon shipment.

 (b) Cash Equivalents

  The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company applies Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Under SFAS No. 115, securities that the Company has the positive intent and ability to hold to maturity are reported at amortized cost, which approximates fair market value, and are classified as held-to-maturity. These securities include cash and cash equivalents, which consist of auction market preferred stocks at December 31, 1995 and 1996.

 (c) Inventories

  Inventories are stated at the lower of cost or market and consist of the following:

                                                                 DECEMBER 31,
                                                               -----------------
                                                                 1995     1996
                                                               -------- --------
     Raw materials............................................ $ 80,472 $189,101
     Work-in-process..........................................    2,977    2,337
     Finished goods...........................................  108,936  151,620
                                                               -------- --------
                                                               $192,385 $343,058
                                                               ======== ========

                                MATRITECH, INC.

 (d) Depreciation and Amortization

  The Company provides for depreciation and amortization using accelerated and straight-line methods by charges to operations in amounts that allocate the cost of property and equipment over their estimated useful lives as follows:

            ASSET CLASSIFICATION             USEFUL LIFE
            --------------------             -----------
            Laboratory equipment...........   10 Years
            Office equipment...............    5 Years
            Laboratory furniture...........    5 Years
            Leasehold improvements......... Life of lease

  The Company amortizes certain intangible assets, including license fees, over their estimated useful lives of three to five years.

 (e) Uses of Estimates in the Preparation of Financial Statements

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 (f) Concentration of Credit Risk

  SFAS No. 105, Disclosure of Information About Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk, requires disclosure of any significant off-balance-sheet and credit risk concentrations. Financial instruments that subject the Company to credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The Company places its investments in highly rated financial institutions and investment-grade securities. The Company has not experienced any losses on its investments to date. The Company has not experienced any material losses related to receivables from individual customers or groups of customers.

 (g) Disclosure of Fair Value of Financial Instruments

  The Company's financial instruments consist mainly of cash and cash equivalents, accounts receivable and accounts payable. The carrying amounts of the Company's financial instruments approximate fair value.

 (h) Research and Development

  Research and development expenses in the accompanying statements of operations are expensed as incurred and include both funded and unfunded research and development expenses.

 (i) Net Loss per Common Share

  Net loss per common share was computed using the weighted average number of common shares outstanding during the period. Common stock equivalents have not been included, as the impact would be antidilutive.

 (j) Postretirement Benefits

  The Company has no obligations for postretirement benefits.

                                MATRITECH, INC.

(2) INCOME TAXES

  The Company follows the provisions of SFAS No. 109, Accounting for Income Taxes. Under the provisions of SFAS No. 109, the Company recognizes a current tax liability or asset for current taxes payable or refundable and a deferred tax liability or asset for the estimated future tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting and their tax basis and carryforwards to the extent they are realizable.

  The Company's net deferred tax asset consists of the following:

                                                            DECEMBER 31,
                                                      -------------------------
                                                         1995          1996
                                                      -----------  ------------
     Net operating loss carryforwards................ $ 8,464,000  $ 10,529,000
     Tax credits.....................................   1,015,000     1,203,000
     Temporary differences...........................     (53,000)      (59,000)
                                                      -----------  ------------
       Net deferred tax asset........................   9,426,000    11,673,000
     Valuation allowance.............................  (9,426,000)  (11,673,000)
                                                      -----------  ------------
                                                      $       --   $        --
                                                      ===========  ============

  At December 31, 1996, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $26,323,000, which expire through 2011. The Company also has certain tax credits available to offset future federal and state income taxes, if any. Net operating loss carryforwards and credits are subject to review and possible adjustments by the Internal Revenue Service, and they may be limited in the event of certain cumulative changes in the ownership interests of significant stockholders over a three-year period in excess of 50%.

  Due to its history of operating losses, the Company has not recorded a deferred tax asset for the potential future benefit of its deferred tax assets, as the realization of such asset is uncertain.

(3) LEASE COMMITMENTS

  The Company leases office and laboratory facilities and certain equipment under operating leases that expire through 2000. Annual commitments under these operating leases are as follows:

             YEAR                              AMOUNT
             ----                             --------
             1997............................ $262,000
             1998............................  255,000
             1999............................  239,000
             2000............................  231,000
                                              --------
                                              $987,000
                                              ========

  Rent expense for the years ended December 31, 1994, 1995 and 1996 was approximately $344,000, $371,000 and $333,000, respectively.

(4) NOTE PAYABLE

  The Company had an obligation under an equipment note payable, which was paid in full at December 31, 1996.

                                MATRITECH, INC.

(5) ACCRUED EXPENSES

  Accrued expenses consist of the following:

                                                                DECEMBER 31,
                                                              -----------------
                                                                1995     1996
                                                              -------- --------
     Clinical trials costs................................... $ 60,525 $239,782
     Payroll and related costs...............................   45,976   82,095
     Professional fees.......................................   52,467   43,575
     Printing and design costs...............................   34,973   26,301
     Other...................................................   20,237   71,565
                                                              -------- --------
                                                              $214,178 $463,318
                                                              ======== ========

(6) LICENSE AGREEMENT

  MIT has granted the Company a worldwide exclusive license to certain technology, which was extended when the Company obtained FDA approval of its first cancer diagnostic product in 1996, until the expiration of all patent rights in 2006. Upon termination of the exclusivity provision, the Company may continue to develop and market products under nonexclusive terms. Pursuant to the license agreement, the Company pays royalties on the sales of products incorporating the licensed technology.

(7) COMMON STOCK

 (a) Sales of Common Stock

  On September 2, 1994, the Company completed a private placement of 2,346,373 units (the Units) for $1.875 per Unit. Each Unit consisted of one share of the Company's common stock and one Class A redeemable common stock purchase warrant, having an exercise price equal to $2.06 per share and a term of five years. The Company received net proceeds of approximately $3.6 million after commissions and estimated expenses of the offering. During 1995, 2,342,373 of these warrants were exercised at $2.06 per share. Net proceeds from the exercise after commissions totaled $4,656,404. The Company redeemed the remaining 4,000 warrants for $.10 per warrant.

  In addition, the Company issued a warrant to purchase 234,637 additional Units at an exercise price equal to $2.25 per Unit to the placement agent (Placement Agent Warrants). During 1996, 214,637 of the Placement Agent Warrants and 204,637 of the underlying Class B warrants were exercised for net proceeds of $756,886, pursuant to which the Company issued 400,693 shares of common stock and warrants to purchase 30,000 shares of common stock at $2.06 per share through September 1999.

  In September 1995, the Company completed a private placement of 3,000,000 shares of common stock for $2.30 per share. Net proceeds from the private placement totaled $6,658,211 after commissions and offering expenses.

                                MATRITECH, INC.

 (b) Warrants

  In connection with the Company's bridge financings and public offerings, the Company issued warrants to purchase common stock. The exercise price and number of shares issuable pursuant to certain warrants are subject to further adjustment for dilutive events, as defined. The following table summarizes the outstanding warrants (exclusive of the warrants discussed in Note 7(a)) and their attributes as of December 31, 1996:

                                         NUMBER    EXERCISE
   GRANT DATE                          OF WARRANTS  PRICE     EXPIRATION DATE
   ----------                          ----------- -------- --------------------
   February and March 1992............   19,026     $ 3.09  July 1998
   May 1992...........................   25,071     $ 2.82  July 1998
   July 1992..........................    2,799     $ 3.09  July and August 1997
   July 1993..........................   32,664     $ 1.80  July 1998

  During 1996, 419,356 warrants were exercised, pursuant to which 327,760 shares of common stock were issued for proceeds of $575,188.

 (c) Stock Option and Purchase Plans

  The Company has granted incentive and nonqualified options under its 1988 and 1992 option plans and the 1992 Directors' Plan. All option grants, prices and vesting periods are determined by the Board of Directors. Incentive stock options must be granted at a price not less than the fair market value on the date of grant, as determined by the Board of Directors. During 1996, the Company recognized a compensation charge of $72,750 related to the issuance of nonqualified stock options below fair market value on the date of grant.

  There are 221,234 common shares available for future grants under existing option plans at December 31, 1996. The following table summarizes stock option activity:

                                                           NUMBER   OPTION PRICE
                                                         OF OPTIONS  PER SHARE
                                                         ---------- ------------
   Options outstanding, December 31, 1993...............   380,513  $ .82-$ 5.00
     Granted............................................    18,806   2.00-  3.31
     Exercised..........................................    (4,550)     .82
     Terminated.........................................   (17,655)   .82-  5.00
                                                          --------  ------------
   Options outstanding, December 31, 1994...............   377,114    .82-  5.00
     Granted............................................   162,762    .83-  3.63
     Exercised..........................................   (91,652)   .83-  2.00
     Terminated.........................................   (10,100)    1.76-3.38
                                                          --------  ------------
   Options outstanding, December 31, 1995...............   438,124    .82-  5.00
     Granted............................................   624,649   3.63- 13.13
     Exercised..........................................  (104,294)   .82-  3.38
     Terminated.........................................   (38,701)  1.81- 13.13
                                                          --------  ------------
   Options outstanding, December 31, 1996...............   919,778   $.82-$13.13
                                                          ========  ============
   Options exercisable, December 31, 1996...............   264,971   $.82-$13.13
                                                          ========  ============

  The Company has reserved and may issue up to an aggregate of 225,000 shares of common stock under the Employee Stock Purchase Plan. Stock is sold at 85% of fair market value, as defined. At December 31, 1995 and 1996, the Company has accumulated payroll deductions of $10,255 and $26,674, respectively, for the issuance of 5,860 shares and 7,621 shares of common stock, respectively, which are issued in the following year to employees pursuant to the plan. At December 31, 1996, 196,277 shares are available under the plan.

                                MATRITECH, INC.

  In October 1995, the Financial Accounting Standards Board (FASB) issued SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 requires the measurement of the fair value of stock options, including stock purchase plans, or warrants granted to employees to be included in the statement of operations or disclosed in the notes to financial statements. The Company has determined that it will continue to account for stock-based compensation for employees under Accounting Principles Board Opinion No. 25 and elect the disclosure-only alternative under SFAS No. 123. The Company has computed the pro forma disclosures required under SFAS No. 123 for options granted in 1995 and 1996 and stock issued pursuant to the stock purchase plan using the Black-Scholes option pricing model prescribed by SFAS No. 123. The weighted average assumptions used for 1995 and 1996 are as follows:

                                                            1995        1996
                                                         ----------  ----------
        Risk-free interest rate......................... 5.63%-7.79% 5.54%-6.83%
        Expected dividend yield.........................     --          --
        Expected life...................................  7 Years     7 years
        Expected volatility.............................     70%         80%

  The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions including expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

  The total fair value of the options granted during 1995 and 1996 was computed as approximately $157,000 and $4,065,000, respectively. Of these amounts approximately $27,000 and $196,000 would be charged to operations for the years ended December 31, 1995 and 1996, respectively. The remaining amount, approximately $4,000,000, would be amortized over the remaining vesting periods. The resulting pro forma compensation expense may not be representative of the amount to be expected in future years as pro forma compensation expense may vary based upon the number of options granted.

  The pro forma net loss and pro forma net loss per common share presented above have been computed assuming no tax benefit. The effect of a tax benefit has not been considered since a substantial portion of the stock options granted are incentive stock options and the Company does not anticipate a future deduction associated with the exercise of these stock options.

  The pro forma effect of SFAS No. 123 for the years ended December 31, 1995 and 1996 is as follows:

                                     1995                      1996
                            ------------------------  ------------------------
                            AS REPORTED   PRO FORMA   AS REPORTED   PRO FORMA
                            -----------  -----------  -----------  -----------
   Pro forma net loss...... $(4,082,595) $(4,110,014) $(5,164,675) $(5,360,717)
                            ===========  ===========  ===========  ===========
   Pro forma net loss per
    share.................. $      (.38) $      (.38) $      (.32) $      (.34)
                            ===========  ===========  ===========  ===========

 (d) Reserved Shares

  As of December 31, 1996, the following shares of common stock were reserved for future issuance:

        1988 and 1992 Stock Option Plans..............................   926,013
        1992 Employees Stock Purchase Plan............................   203,898
        Exercise of Warrants Outstanding..............................   129,560
        1992 Director Stock Option Plan...............................   215,000
                                                                       ---------
                                                                       1,474,471
                                                                       =========

                                MATRITECH, INC.

(8) DISTRIBUTION AND EQUITY PURCHASE AGREEMENTS WITH BOEHRINGER INGELHEIM INTERNATIONAL

  During 1994, the Company entered into a distribution and equity purchase agreement with Boehringer Ingelheim International, GmbH (BII). BII acted as the semiexclusive distributor of one of the Company's cancer diagnostic tests, as well as certain of its research diagnostic products, in Europe. In August 1994, BII purchased 400,000 shares of the Company's common stock at $2.50 per share. In addition, in September 1994, BII paid $1 million for the exclusive distribution rights described above.

  Under certain circumstances, BII had the right to obtain 160,000 additional shares of common stock from the Company at no additional cost. Accordingly, the Company deferred $280,000 of the $1 million license fee, which represented the fair value of the potential additional 160,000 shares. During 1995, the circumstances under which BII had the right to obtain the 160,000 additional shares expired, and the Company recognized the $280,000 deferred license fee.

  The Company terminated this agreement in 1996 and in connection with the termination recorded a charge of approximately $85,000 to selling, general and administrative expenses.

(9) SIGNIFICANT REVENUE FROM THIRD PARTIES

  The Company received revenue of greater than 10% of total collaborative research and development, license fees and product sales from the following number of customers during the following periods:

                                          PERCENTAGE OF REVENUES
                                                 CUSTOMER
                                  ---------------------------------------------
                                  SIGNIFICANT
                                   CUSTOMERS   A    B    C    D    E    F    G
                                  ----------- ---  ---  ---  ---  ---  ---  ---
Year ended December 31, 1994.....       2     --    55%  29% --   --   --   --
Year ended December 31, 1995.....       2     --    27% --    21% --   --   --
Year ended December 31, 1996.....       4      16%                 21%  11%  13%

(10) GEOGRAPHIC INFORMATION

  Product sales by geographic destination as a percentage of total product sales are as follows:

                                                                YEARS ENDED
                                                               ----------------
                                                               1994  1995  1996
                                                               ----  ----  ----
     Europe...................................................  8.2% 20.1% 41.5%
     Pacific Rim.............................................. 65.0  45.9  31.5
     United States............................................ 26.0  26.9  24.0
     All other................................................   .8   7.1   3.0

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED, IN THE CITY OF NEWTON, COMMONWEALTH OF MASSACHUSETTS, ON THE 25TH DAY OF MARCH, 1997.

                                          MATRITECH, INC.

                                              /s/ Stephen D. Chubb
                                          By: ______________________________
                                              Stephen D. Chubb
                                              Director, Chairman and Chief
                                              Executive Officer

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS IN THE CAPACITIES AND ON THE DATES INDICATED.

              SIGNATURE                        TITLE                 DATE

         /S/ Stephen D. Chubb          Director, Chairman        March 25, 1997
-------------------------------------   and Chief Executive
           STEPHEN D. CHUBB             Officer, (Principal
                                        Executive Officer)

          /s/ David L. Corbet          Director, President       March 25, 1997
-------------------------------------   and Chief Operating
            DAVID L. CORBET             Officer

          /s/ Leslie R. Teso           Vice President,           March 25, 1997
-------------------------------------   Finance, Secretary
            LESLIE R. TESO              and Treasurer
                                        (Principal
                                        Accounting Officer)

        /s/ J. Robert Buchanan         Director                  March 21, 1997
-------------------------------------
          J. ROBERT BUCHANAN

          /s/ Thomas R. Morse          Director                  March 25, 1997
-------------------------------------
            THOMAS R. MORSE

                                       Director
-------------------------------------
            DAVID RUBINFIEN

        /s/ T. Stephen Thompson        Director                  March 25, 1997
-------------------------------------
          T. STEPHEN THOMPSON

         /s/ C. William Zadel          Director                  March 25, 1997
-------------------------------------
           C. WILLIAM ZADEL

                                 EXHIBIT INDEX

   EXHIBIT NUMBER DESCRIPTION OF EXHIBIT
   -------------- ----------------------
        3.1       Amended and Restated Certificate of Incorporation of the
                  Registrant (filed as Exhibits 3, 4.1 to the Company's
                  Registration Statement No. 33-46158 on Form S-1 and
                  incorporated herein by reference).
        3.2       Amended and Restated By-Laws of the Registrant (filed as
                  Exhibits 3.2, 4.1 to the Company's Registration Statement No.
                  33-46158 on Form S-1 and incorporated herein by reference).
        3.3       Certificate of Amendment dated June 16, 1994, of Amended and
                  Restated Certificate of Incorporation of the Registrant
                  (filed as Exhibit 3.2 of the Company's Quarterly Report on
                  Form 10-Q for thefiscal quarter ended June 30, 1995 and
                  incorporated herein by reference).
        3.4       Certificate of Amendment dated June 5, 1995, of Amended and
                  Restated Certificate of Incorporation of the Registrant
                  (filed as Exhibit 3.3 of the Company's Quarterly Report on
                  Form 10-Q for the fiscal quarter ended June 30, 1995 and
                  incorporated herein by reference).
        4.1       Description of Capital Stock contained in the Registrant's
                  Amended and Restated Certificate of Incorporation, filed as
                  Exhibits 3.1, 3.3 and 3.4.
       10.1*      License Agreement between Matritech and the Massachusetts
                  Institute of Technology dated December 14, 1987, as amended
                  March 15, 1988, December 20, 1989 and March 4, 1992 (filed as
                  Exhibit 10.1 to the Company's Registration Statement No. 33-
                  46158 on Form S-1 and incorporated herein by reference).
       10.2*      Development and Supply Agreement between Matritech and AB
                  Sangtec Medical dated June 5, 1990, as amended on January 2,
                  1992 (filed as Exhibit 10.2 to the Company's Registration
                  Statement No. 33-46158 on Form S-1 and incorporated herein by reference).
       10.3*      Development and Supply Agreement between Matritech and
                  Yamanouchi Pharmaceutical Co., Ltd. dated September 27, 1991
                  (filed as Exhibit 10.4 to the Company's Registration
                  Statement No. 33-46158 on Form S-1 and incorporated herein by reference).
       10.4       1988 Stock Plan (filed as Exhibit 10.8 to the Company's
                  Registration Statement No. 33-46158 on Form S-1 and
                  incorporated herein by reference).
       10.5       1992 Stock Plan as amended as of June 7, 1996 (filed as
                  Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q
                  for the fiscal quarter ended June 30, 1996 and incorporated herein by reference).
       10.6       Amended and Restated 1992 Non-Employee Director Stock Plan as
                  amended as of June 7, 1996 (filed as Exhibit 10.2 to the
                  Company's Quarterly Report on Form 10-Q for the fiscal
                  quarter ended June 30, 1996 and incorporated herein by
                  reference).
       10.7       1992 Employee Stock Purchase Plan (filed as Exhibit 10.11 to the Company's Registration Statement No. 33-46158 on Form S-1
                  and incorporated herein by reference).
       10.8       Second Amended and Restated Registration Rights Agreement
                  dated May 4, 1990, as amended February 26, 1992 (filed as
                  Exhibit 10.13 to the Company's Registration Statement No. 33-
                  46158 on Form S-1 and incorporated herein by reference).
       10.9       Form of Indemnity Agreement with directors (filed as Exhibit
                  10.14 to the Company's Registration Statement No. 33-46158 on
                  Form S-1 and incorporated herein by reference).

   EXHIBIT NUMBER DESCRIPTION OF EXHIBIT
   -------------- ----------------------
       10.10*     Amendment to Development and Supply Agreement between
                  Matritech and AB Sangtec Medical dated March 5, 1992 (filed as Exhibit 10.15 to the Company's Registration Statement No.
                  33-46158 on Form S-1 and incorporated herein by reference).
       10.11      Fourth Amendment dated March 18, 1993 to License Agreement between the Company and the Massachusetts Institute of
                  Technology dated December 14, 1987, as amended (filed as
                  Exhibit 10.15 to the Company's Form 10-K for the year ended
                  December 31, 1992 and incorporated herein by reference).
       10.12      Amendment dated November 30, 1992 to Development and Supply
                  Agreement between the Company and AB Sangtec Medical dated
                  June 5, 1990, as amended (filed as Exhibit 10.16 to the
                  Company's Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).
       10.13      Amendment dated November 30, 1992 to Development and Supply
                  Agreement between the Company and Yamanouchi Pharmaceutical
                  Co., Ltd. dated September 27, 1991, as amended (filed as
                  Exhibit 10.17 to the Company's Form 10-K for the year ended
                  December 31, 1992 and incorporated herein by reference).
       10.14*     License Agreement between the Company and The Johns Hopkins
                  University dated as of August 4, 1993 (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the
                  quarter ended September 30, 1993 and incorporated herein by reference).
       10.15*     Amendment dated July 7, 1993 to Development and Supply
                  Agreement between the Company and AB Sangtec Medical dated
                  June 5, 1990, as amended (filed as Exhibit 10.3 to the
                  Company's Quarterly Report on Form 10-Q for the quarter ended
                  September 30, 1993 and incorporated herein by reference).
       10.16*     Amendment dated June 30, 1993 to Development and Supply
                  Agreement between the Company and Yamanouchi Pharmaceutical
                  Co., Ltd dated September 27, 1991, as amended (filed as
                  Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q
                  for the quarter ended September 30, 1993 and incorporated
                  herein by reference).
       10.17      Amendment dated January 25, 1994 to Development and Supply
                  Agreement between the Company and Yamanouchi Pharmaceutical
                  Co., Ltd dated September 27, 1991, as amended (filed as
                  Exhibit 10.22 to the Company's Annual Report on Form 10-K for
                  the fiscal year ended December 31, 1993 and incorporated
                  herein by reference).
       10.18      Amendment dated January 18, 1994 to Development and Supply
                  Agreement between the Company and AB Sangtec Medical dated
                  June 5, 1990, as amended (filed as Exhibit 10.23 to the
                  Company's Annual Report on Form 10-K for the fiscal year
                  ended December 31, 1993 and incorporated herein by
                  reference).
       10.19      Fifth Amendment dated April 14, 1994 to License Agreement
                  between the Company and the Massachusetts Institute of
                  Technology dated December 14, 1987 (filed as Exhibit 10.1 to the Company's Form 10-Q for the quarter ended March 31, 1994 and incorporated herein by reference).
       10.20*     Exclusive Distribution Agreement between the Company and
                  Boehringer Ingelheim International GmbH dated as of August 5,
                  1994 (filed as Exhibit 10.1 to the Company's Form 10-Q for the period ended September 30, 1994 and incorporated herein by reference).
       10.21*     Exclusive Distribution Agreement between the Company and
                  Konica Corporation dated as of November 9, 1994. (Filed as
                  Exhibit 10.26 to the Company's Annual Report on Form 10-K for
                  the fiscal year ended December 31, 1994 and incorporated
                  herein by reference).

   EXHIBIT NUMBER DESCRIPTION OF EXHIBIT
   -------------- ----------------------
       10.22*     Distribution Agreement between the Company and Toray-Fuji
                  Bionics, Inc. dated as of April 10, 1995 (filed as Exhibit
                  10.1 to the Company's Quarterly Report on Form 10-Q for the
                  quarter ended March 31, 1995 and incorporated herein by
                  reference).
       10.23*     License Agreement between the Company and Yale University
                  dated as of March 21, 1995 (filed as Exhibit 10.2 to the
                  Company's Quarterly Report on Form 10-Q for the quarter ended
                  March 31, 1995 and incorporated herein by reference).
       10.24*     Development Agreement between the Company and Bayer
                  Corporation dated as of June 13, 1995 (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1995 and incorporated herein by
                  reference).
       10.25      Lease Agreement between the Company and One Nevada Realty
                  Trust dated October 6, 1995 (filed as Exhibit 10.2 to the
                  Company's Quarterly Report on Form 10-Q for the fiscal
                  quarter ended September 30, 1995 and incorporated herein by reference).
       10.26      Sixth Amendment dated March 1, 1996 to License Agreement
                  between Matritech and the Massachusetts Institute of
                  Technology dated December 31, 1987, as amended (filed as
                  Exhibit 10.26 to the Company's Annual Report on Form 10-K for
                  the fiscal year ended December 31, 1995 and incorporated
                  herein by reference).
       10.27*     Matritech NMP22(R) Test Kits Term Sheet and Distribution
                  Agreement between Matritech, Inc. and UroCor, Inc., dated as of January 25, 1996 and as amended, March 29, 1996 (filed as
                  Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q
                  for the fiscal quarter ended March 31, 1996 and incorporated herein by reference)
       23**       Consent of Arthur Andersen LLP.
       27**       Financial Data Schedule

  --------
   * Confidential Treatment Granted for portions thereof
  ** Filed herewith.