Form 10-Q
period 1997-03-31
MATRITECH INC/DE/
filed 1997-05-09
CIK 884847

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q



X  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
-  Act of 1934: For the quarterly period ended March 31, 1997
                                       OR
__ Transition report pursuant to Section 13 or 15(d) of the Securities
   Exchange Act of 1934: For the transition period from _______to_______

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

     Yes X       No
         _         __

     As of April 16, 1997 there were 16,041,318 shares of Common Stock outstanding.

                   The Exhibit Index is located on Page 14.

                                MATRITECH, INC.

                                     INDEX

PART I         FINANCIAL INFORMATION
                                                          Page
                                                          ----

     ITEM 1. FINANCIAL STATEMENTS

             Balance Sheets as of December 31, 1996
             and March 31, 1997                             3


             Statements of Operations for the
             three-month periods ended March 31, 1996
             and 1997                                       5


             Statements of Cash Flows for the
             three-month periods ended March 31, 1996
             and 1997                                       6

             Notes to Financial Statements                  8

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF
             OPERATIONS                                     9

PART II             OTHER INFORMATION



     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                12

     SIGNATURES                                              13

PART I. - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
                                MATRITECH, INC.

                                BALANCE SHEETS
                                    ASSETS

                                        DECEMBER 31,   MARCH 31,
                                            1996          1997
                                        ------------  ------------
                                                      (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents               $6,770,336    $5,797,136
  Accounts receivable                        814,544       359,421
  Inventories                                343,058       410,627
  Prepaid expenses                           123,401       127,353
                                        ------------  ------------
        Total current assets               8,051,339     6,694,537
                                        ------------  ------------


PROPERTY AND EQUIPMENT, at cost:
  Laboratory equipment                       949,508       964,584
  Office equipment                           186,228       191,341
  Laboratory furniture                        55,772        55,772
  Leasehold improvements                      45,871        45,871
                                        ------------  ------------
                                           1,237,379     1,257,568

       Less-Accumulated depreciation
              and amortization               701,769       733,065
                                        ------------  ------------
                                             535,610       524,503
                                        ------------  ------------



OTHER ASSETS, net                             82,912        78,244
                                        ------------  ------------
                                          $8,669,861    $7,297,284
                                        ============  ============


                SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                                MATRITECH, INC.
                                BALANCE SHEETS
                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                               DECEMBER 31,     MARCH 31,
                                                   1996           1997
                                               -------------  -------------
                                                               (UNAUDITED)
CURRENT LIABILITIES:
    Accounts payable                           $    422,559        362,000
    Accrued expenses                                463,318        644,144
                                               -------------  -------------
         Total current liabilities                  885,877      1,006,144
                                               -------------  -------------



STOCKHOLDERS' EQUITY:

         Preferred stock, $1.00 par
          value -
            Authorized - 4,000,000
            shares Issued and
            outstanding - none                           -              -
         Common stock, $.01 par value -
            Authorized -- 40,000,000 shares
            Issued and outstanding --
            16,032,734 shares at
            December 31, 1996, and
            16,041,318 shares at
               March 31, 1997                       160,327        160,413
          Additional paid-in capital             33,764,062     33,793,731
          Accumulated deficit                   (26,140,405)   (27,663,004)
                                               -------------  -------------
            Total stockholders' equity            7,783,984      6,291,140
                                               -------------  -------------
                                               $  8,669,861   $  7,297,284
                                               =============  =============

                SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                                MATRITECH, INC.
                           STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                     THREE MONTHS ENDED
                                          MARCH 31,

                                      1997          1996
                                  -----------   -----------
REVENUES:
  Collaborative research
     and development, license
     fees and product sales       $   225,175   $   178,693
  Interest and other income            83,783       153,593
                                  -----------   -----------
                                      308,958       332,286
                                  -----------   -----------

EXPENSES:
  Research and development            896,391       933,141
  Selling, general and
     administrative                   935,166       805,970
                                  -----------   -----------
                                    1,831,557     1,739,111
                                  -----------   -----------

               Net Loss           $(1,522,599)  $(1,406,825)
                                  ===========   ===========

NET LOSS PER SHARE                      $(.09)        $(.09)
                                  ===========   ===========

WEIGHTED AVERAGE
     NUMBER OF COMMON
     SHARES OUTSTANDING            16,041,146    15,665,045
                                  ===========   ===========



                SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                                MATRITECH, INC.
                           STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                             THREE MONTHS ENDED
                                                  MARCH 31,

                                              1997          1996
                                          -----------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Loss                             (1,522,599)   $(1,406,825)
     Adjustments to reconcile net loss
      to net cash used in operating
      activities -
        Depreciation and amortization         35,964         29,839
        Changes in assets and
         liabilities -
           Accounts receivable               455,123          1,491
           Inventories                       (67,569)       (43,722)
           Prepaid expenses                   (3,952)        (1,621)
           Accounts payable                  (60,559)        99,862
           Accrued expenses                  180,826         95,824
           Deferred revenue                     ----        (34,900)
                                          -----------   ------------

                Net cash used in
                 operating activities        (982,766)    (1,260,052)
                                          -----------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
          Purchases of property and
           equipment                         (20,189)       (67,405)
                                          -----------   ------------

                  Net cash used in
                   investing activities      (20,189)       (67,405)

                                          -----------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from sale of common stock
      options and warrants                    29,755      1,298,232




                SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                                MATRITECH, INC.
                     STATEMENTS OF CASH FLOWS (CONTINUED)
                                  (UNAUDITED)



                                              THREE MONTHS ENDED
                                                   MARCH 31,


                                              1997          1996
                                          -----------   -----------

     Payments on note payable                      -    $    (4,427)
                                          -----------   -----------

          Net cash provided by
           financing activities                29,755     1,293,805
                                          -----------   -----------

NET (DECREASE) IN CASH  AND
  CASH EQUIVALENTS                           (973,200)      (33,652)

CASH AND CASH EQUIVALENTS, BEGINNING
  OF PERIOD                                 6,770,336    11,009,310
                                          -----------   -----------

CASH AND CASH EQUIVALENTS, END OF
    PERIOD                                $ 5,797,136   $10,975,658
                                          ===========   ===========




                SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                                MATRITECH, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. Operations and Basis of Presentation
---------------------------------------

       Matritech, Inc. ("Matritech" or the "Company") was incorporated on October 29, 1987 to develop, produce and distribute products for the diagnosis and potential treatment of cancer based on its proprietary nuclear matrix protein technology. This technology was licensed to the Company by the Massachusetts Institute of Technology ("MIT").

       The Company is devoting substantially all of its efforts toward product research and development, raising capital and marketing existing products and products under development. The Company is subject to risks common to companies in similar stages of development, including dependence on key individuals, competition from substitute products and larger companies, the uncertainty of developing commercially usable products and the need to obtain adequate additional financing necessary to fund the development of its future products.

       The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and include, in the opinion of management, all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation of interim period results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The results for the interim periods presented are not necessarily indicative of results to be expected for any future period. It is suggested that these condensed financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 filed with the SEC (File No. 1-12128).

2. Cash Equivalents
-------------------

       Cash equivalents are short-term, highly liquid investments with original maturities of less than three months. The Company's cash equivalents primarily consisted of auction market equity securities, money market funds and repurchase agreements at December 31, 1996 and March 31, 1997. The Company classifies its investments in accordance with Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" (SFAS No.
115).

3. Net Loss Per Share
---------------------

       Net loss per common share is based on the weighted average number of common shares outstanding. Common stock equivalents have not been included for any loss period as the amounts would be antidilutive. In March 1997, SFAS No. 128 Earnings Per Share was issued which established new standards for calculating and presenting earnings per share. The Company will adopt this new standard in its 1997 financial statements.

                                MATRITECH, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       The Company was incorporated in 1987 to develop, manufacture and market innovative cancer diagnostic products based on its proprietary NMP technology. Matritech has been unprofitable since inception and expects to incur significant operating losses for at least the next two years. For the period from inception to March 31, 1997, the Company incurred a cumulative net loss of approximately $28 million.

       The Company sells its NMP22 Test Kit through its own direct sales force in the United States and through distributors outside the United States. The Company entered into agreements with several new distributors in Europe and the Far East in the second half of 1996. The Company's 1996 product revenue included initial stocking orders of the NMP22 Test Kit from such new distributors. Consequently, quarterly product revenue may fluctuate from quarter to quarter based on distributors' inventory of NMP22 Test Kits. See "Factors that may Affect Future Results - Fluctuating Operating Results."

RESULTS OF OPERATIONS
---------------------

      THREE MONTHS ENDED MARCH 31, 1997 COMPARED WITH THREE MONTHS ENDED
      ------------------------------------------------------------------
                                MARCH 31, 1996
                                --------------

       Collaborative research and development revenue, license fees and product sales increased to $225,000 for the quarter ended March 31, 1997 from $179,000 for the quarter ended March 31, 1996. Revenue from product sales increased to $165,000 for the quarter ended March 31, 1997 as compared to $132,000 in the first quarter of 1996 due to worldwide sales of the Company's NMP22(R) Test Kit for bladder cancer which was approved for sale in the United States by the U.S. Food and Drug Administration ("FDA") in July 1996. The Company recorded $60,000 in milestone revenue relating to a funded development agreement with Bayer Corporation ("Bayer") during the first quarter of 1997 compared to $47,000 in SBIR funding for its cancer therapy development project during the first quarter of 1996.

       Interest and other income was $84,000 for the quarter ended March 31, 1997 and $153,000 for the quarter ended March 31, 1996. The decrease was due to significantly lower cash balances available for investment in 1997 as compared to 1996 resulting from financings during the third and fourth quarters of 1995 to fund the Company's operations.

       Research and development expenses decreased slightly to $896,000 for the quarter ended March 31, 1997 from $933,000 for the quarter ended March 31, 1996. The decrease is primarily related to the suspension of the Company's cancer therapy feasibility study and costs associated with that project.

       Selling, general and administrative expenses increased 16% to $935,000 for the quarter ended March 31, 1997 from $806,000 for the quarter ended March 31, 1996. The increase was primarily related to increased selling expenses from the establishment of a U.S. sales force and the costs associated with their recruitment, payroll and travel in their respective territories in conjunction with sales activities for the NMP22 (R) Test Kit.

       The Company incurred a net loss of $1,523,000 for the quarter ended March 31, 1997, as compared to a net loss of $1,407,000 for the quarter ended March 31, 1996. The increased loss was primarily the result of increased selling expenses for the NMP22(R) Test Kit and a decrease in interest income.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

       Since its inception, the Company has financed its operations primarily through private and public offerings of its securities and through funded development and marketing agreements. During the year ended December 31, 1996, the Company received net proceeds of approximately $1,514,000 from the exercise of common stock options and warrants. In June 1995, the Company signed a product development and marketing option agreement with Bayer and received a $150,000 initial payment. In the year ended December 31, 1996 and quarter ended March 31, 1997 the Company recorded $120,000 and $60,000 respectively in milestone revenue under this agreement. At March 31, 1997 the Company had cash and cash equivalents of $5,797,000 and working capital of $5,688,000.

       The Company's operating activities used cash of approximately $1,260,000 and $983,000 for the three-month periods ended March 31, 1996 and 1997, respectively, primarily to fund the Company's operating loss.

       The Company's investing activities used cash of approximately $67,000 and $20,000 in the three-month periods ended March 31, 1996 and 1997, respectively, for the purchase of computer systems, office and laboratory equipment and leasehold improvements.

       Financing activities provided cash of approximately $1,294,000 in the three-month period ended March 31, 1996, primarily from the exercise of stock options and warrants, net of payments of capital lease obligations. Financing activities provided cash of approximately $30,000 in the three-month period ended March 31, 1997, primarily from the exercise of common stock options.

       Capital expenditures totaled approximately $20,000 during the three months ended March 31, 1997, which amount was expended primarily for the purchase of computer systems, office and laboratory equipment.

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

       The Company is currently seeking additional long-term funding for its operations from various sources including collaborative arrangements and additional public or private financings. The Company anticipates that its existing capital resources including working capital and interest thereon will satisfy its capital needs at least through 1997. The foregoing forward-looking statement is subject to uncertainties and there can be no assurance that the Company's needs may not change. See "Factors that may Affect Future Results-Access to Capital." The survival of the Company in the long term, however, is dependent on its ability to generate revenue from sales of its products. There can be no assurance that such additional funding will be available on terms acceptable to the Company, if at all, or that in the long term, the Company will be able to generate sufficient revenue to achieve and maintain profitability.

FACTORS THAT MAY AFFECT FUTURE RESULTS

       The Company's future financial and operational results are subject to a numer of material risks and uncertainties that may affect such results or conditions, including:


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

       Fluctuation in Operating Results. The Company's future operating results may vary significantly from quarter to quarter or from year to year depending on a number of factors including: the timing and size of orders from the Company's customers and distributors; the timing of payments from corporate partners and research grants; regulatory approvals and the introduction of new products by the Company; and the market acceptance of the Company's products. The Company's current planned expense levels are based in part upon expectations as to future revenue. Consequently, profits may vary significantly from quarter to quarter or year to year based on the timing of revenue. Revenue or profits in any period will not necessarily be indicative of results in subsequent periods.

       Access to Capital. The Company is currently seeking to raise additional capital and will consider from time to time various financing alternatives including equity or debt financings and corporate partnering arrangements.
There can be no assurance, however, that this funding will be available on terms acceptable to the Company, if at all. If additional financing is not available, the Company may be required to curtail expenses or take other steps that adversely affect the Company's future performance.

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

                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

       (a)  Exhibits:
            --------

            27   Financial Data Schedule

       (b) No reports on Form 8-K were filed during the quarter ended March 31, 1997.

                                  SIGNATURES
                                  ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        MATRITECH, INC.


Date:  May 9, 1997                      By: /s/ Stephen D. Chubb
                                            _______________________
                                            Stephen D. Chubb
                                            Chairman and Chief
                                            Executive Officer
                                            (principal executive
                                            and financial officer)



Date:  May 9, 1997                      By: /s/ Leslie R. Teso
                                            ________________________
                                            Leslie R. Teso
                                            Vice President, Finance,
                                            Secretary and Treasurer
                                            (principal accounting officer)

                                 EXHIBIT INDEX

Exhibit
Number                                Description        Page
------                                -----------        ----


27     Financial Data Schedule.                           15