Form 10-Q
period 1997-06-30
MATRITECH INC/DE/
filed 1997-08-11
CIK 884847

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q



X    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
-    Act of 1934:
     For the quarterly period ended June 30, 1997
                                       OR
__ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934:
     For the transition period from _______to_______

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

     Yes X     No
        ---      ---

     As of July 15, 1997 there were 18,536,863 shares of Common Stock outstanding.


                   The Exhibit Index is located on Page 17.

                                MATRITECH, INC.

                                     INDEX

PART I         FINANCIAL INFORMATION

                                                                Page
                                                                ----

     ITEM 1. FINANCIAL STATEMENTS

             Balance Sheets as of December 31, 1996
             and June 30, 1997                                    3


             Statements of Operations for the three and
             six months ended June 30, 1996 and 1997              5


             Statements of Cash Flows for the six months ended
             June 30, 1996 and 1997                               6

             Notes to Financial Statements                        8

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS        10

PART II        OTHER INFORMATION

     ITEM 2. CHANGE IN SECURITIES                                 14
     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  14
     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                     15

     SIGNATURES                                                   16

PART I. - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
                                MATRITECH, INC.

                                 BALANCE SHEETS
                                     ASSETS

                                        DECEMBER 31,    JUNE 30,
                                            1996          1997
                                        ------------  -------------
                                                       (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents               $6,770,336   $14,826,514
  Accounts receivable                        814,544       276,418
  Inventories                                343,058       424,724
  Prepaid expenses                           123,401       134,068
                                          ----------   -----------
        Total current assets               8,051,339    15,661,724
                                          ----------   -----------


PROPERTY AND EQUIPMENT, at cost:
  Laboratory equipment                       949,508     1,175,356
  Office equipment                           186,228       197,123
  Laboratory furniture                        55,772        56,955
  Leasehold improvements                      45,871        56,981
                                          ----------   -----------
                                           1,237,379     1,486,415

       Less-Accumulated depreciation
              and amortization               701,769       775,233
                                          ----------   -----------
                                             535,610       711,182
                                          ----------   -----------


OTHER ASSETS, net                             82,912       106,191
                                          ----------   -----------
                                          $8,669,861   $16,479,097
                                          ==========   ===========

                SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                                MATRITECH, INC.
                                BALANCE SHEETS
                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                          DECEMBER 31,     JUNE 30,
                                              1996           1997
                                          -------------  -------------
                                                          (UNAUDITED)
CURRENT LIABILITIES:
    Accounts payable                      $    422,559   $    609,978
    Accrued expenses                           463,318        639,960
                                          ------------     ----------
         Total current liabilities             885,877      1,249,938
                                          ------------     ----------



STOCKHOLDERS' EQUITY:

         Preferred stock, $1.00 par
           value -
              Authorized - 4,000,000                 -              -
                shares
              Issued and outstanding -
                none
         Common stock, $.01 par value -
              Authorized -- 40,000,000
               shares
              Issued and outstanding --
               16,032,734
              shares at December 31,
               1996, and 18,507,810
               shares at June 30, 1997         160,327        185,078
         Additional paid-in capital         33,764,062     44,794,269
         Accumulated deficit               (26,140,405)   (29,750,188)
                                          ------------   ------------
            Total stockholders' equity       7,783,984     15,229,159
                                          ------------   ------------
                                          $  8,669,861   $ 16,479,097
                                          ============   ============

                SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                                MATRITECH, INC.
                           STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                     THREE MONTHS ENDED            SIX MONTHS ENDED
                                           JUNE 30,                    JUNE 30,

                                      1997          1996          1997          1996
                                     ------        -----         -----         -----
REVENUES:
  Collaborative research
     and development, license
     fees and product sales      $    151,403  $    502,099  $    376,578  $    680,792
  Interest and other income           102,970       132,742       186,753       286,335
                                 ------------  ------------  ------------  ------------
                                      254,373       634,841       563,331       967,127
                                 ------------  ------------  ------------  ------------

EXPENSES:
  Research and
     development                      965,878       928,294     1,862,269     1,861,435
  Selling, general and
     administrative                 1,375,678     1,131,385     2,310,844     1,937,355
                                 ------------  ------------  ------------  ------------
                                    2,341,556     2,059,679     4,173,113     3,798,790
                                 ------------  ------------  ------------  ------------

               Net Loss          $ (2,087,183) $ (1,424,838) $ (3,609,782) $ (2,831,663)
                                 ============  ============  ============  ============

NET LOSS PER SHARE               $       (.12) $       (.09) $       (.22) $       (.18)
                                 ============  ============  ============  ============

WEIGHTED AVERAGE
    NUMBER OF
     COMMON
     SHARES
     OUTSTANDING                   16,899,740    15,954,031    16,470,442    15,809,538
                                 ============  ============  ============  ============

                SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                                MATRITECH, INC.
                           STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                             SIX MONTHS ENDED
                                                   JUNE 30,
                                              1997          1996
                                          ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Loss                             $(3,609,782)  $(2,831,663)
     Adjustments to reconcile net loss
      to net cash used in operating
      activities -
        Depreciation and amortization          50,184        62,508
        Amortization of deferred
         compensation, net of
         forfeitures                               --        30,000
        Operating expense related to
         issuance of common stock
         warrant                              100,000            --

        Changes in assets and
         liabilities -
         Accounts receivable                  538,126      (282,858)
         Inventories                          (81,666)      (54,443)
         Prepaid expenses                     (10,667)        3,771
          Accounts payable                    187,419       117,264
          Accrued expenses                    176,642       181,418
          Deferred revenue                         --       (34,900)
                                           ----------    ----------
            Net cash used in
             operating activities          (2,649,744)   (2,808,903)
                                           ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
          Purchases of property and
           equipment                         (249,036)     (125,743)
          Purchase of marketable
           securities                              --    (2,000,000)
                                           ----------    ----------
            Net cash used in
              investing activities           (249,036)   (2,125,743)
                                           ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from sale of common
      stock, options and warrants          10,954,958     1,428,291




                SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                                MATRITECH, INC.
                      STATEMENTS OF CASH FLOWS (CONTINUED)
                                  (UNAUDITED)


                                            SIX MONTHS ENDED
                                                 JUNE 30,

                                             1997          1996
                                          -----------  ------------
     Payments on note payable                      -  $    (8,965)
                                          ----------   ----------

          Net cash provided by
                financing activities      10,954,958    1,419,326
                                          ----------   ----------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                         8,056,178   (3,515,320)

CASH AND CASH EQUIVALENTS, BEGINNING
  OF PERIOD                                6,770,336   11,009,310
                                          __________   __________

CASH AND CASH EQUIVALENTS, END OF
    PERIOD                                $14,826,514  $ 7,493,990
                                           ==========   ==========



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

2. Cash Equivalents
-------------------

       Cash equivalents are short-term, highly liquid investments with original maturities of less than three months. The Company's cash equivalents primarily consisted of auction market equity securities, money market funds and repurchase agreements at December 31, 1996 and June 30, 1997. The Company classifies its investments in accordance with Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" (SFAS No.
115).

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

4. Private Placement
--------------------

       In May 1997, the Company completed a private placement of 2,200,000 shares of common stock at $5 per share resulting in proceeds of approximately $10,915,000, net of issuance costs. In connection with the private placement, the Company issued the placement agent 257,609 shares of common stock and a warrant to purchase 245,761 shares of common stock at $5 per share which represents the placement agent's commission.

5. Public Relations Agreement
-----------------------------

       In April 1997, the Company issued a warrant for the purchase of up to 150,000 shares of the Company's common stock for a price of $6.50 per share to a public relations consultant. In accordance with SFAS 123, these warrants were valued at approximately $500,000. The Company will expense the warrant value ratably over the one year term of the consultant agreement. As of June 30, 1997, the Company expensed $100,000 as a component of selling, general and administrative expenses on the accompanying statement of operations.

                                MATRITECH, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       The Company was incorporated in 1987 to develop, manufacture and market innovative cancer diagnostic products based on its proprietary NMP technology. Matritech has been unprofitable since inception and expects to incur significant operating losses for at least the next two years. For the period from inception to June 30, 1997, the Company incurred a cumulative net loss of approximately $30 million.

       The Company sells its NMP22 Test Kit through its own direct sales force in the United States and through distributors outside the United States. The Company entered into agreements with several new distributors in Europe and the Far East in the second half of 1996. See "Factors that may Affect Future Results
- Fluctuating Operating Results."

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED JUNE 30, 1997 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1996
-------------------------------------------------------------------------------

       Collaborative research and development revenue, license fees and product sales decreased to $151,000 for the quarter ended June 30, 1997 from $502,000 for the quarter ended June 30, 1996. Revenue from product sales decreased to $151,000 for the quarter ended June 30, 1997 as compared to $406,000 in the second quarter of 1996 due to decreased sales of the NMP22 Test Kit and research use only products. The Company's 1996 product revenue included initial stocking orders of the NMP22 Test Kit from new distributors which were not repeated in the 1997 period. Quarterly product revenue may fluctuate from quarter to quarter based on the timing of distributors' orders for the NMP22 Test Kits.
The Company recorded $60,000 in milestone revenue relating to a funded development agreement with Bayer Corporation ("Bayer") and $36,000 in SBIR funding for its cancer therapy development project during the second quarter of 1996.

       Interest and other income was $103,000 for the quarter ended June 30, 1997 and $133,000 for the quarter ended June 30, 1996. The decrease was due to lower average cash balances available for investment in 1997 as compared to 1996.

       Research and development expenses increased slightly to $966,000 for the quarter ended June 30, 1997 from $928,000 for the quarter ended June 30, 1996. The increase is primarily related to product development personnel, reagents and supplies for the Company's colorectal and cervical cancer projects.

       Selling, general and administrative expenses increased to $1,376,000 for the quarter ended June 30, 1997 from $1,131,000 for the quarter ended June 30, 1996. The increase was primarily related to increased selling expenses from augmenting the U.S. sales force and the costs associated with their payroll, travel and promotional aids in their respective territories in conjunction with sales activities for the NMP22 Test Kit. During the second quarter of 1996, the Company expensed approximately $209,000 of costs associated with a proposed public offering which the Company elected not to complete. During the second quarter of 1997, the Company expensed $100,000 of costs associated with a public relations consultant warrant which was valued at approximately $500,000 and will be expensed ratably over the one year term of the agreement.

       The Company incurred a net loss of $2,087,000 for the quarter ended June 30, 1997, as compared to a net loss of $1,425,000 for the quarter ended June 30, 1996. The increased loss was primarily the result of increased selling expenses for the NMP22 Test Kit and a decrease in total revenues.

  SIX MONTHS ENDED JUNE 30, 1997 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1996
  ---------------------------------------------------------------------------

       Collaborative research and development revenue, license fees and product sales decreased to $377,000 for the six months ended June 30, 1997 from $681,000 for the first six months of last year. Revenue from product sales totaled $317,000 for the six months ended June 30, 1997 and $537,000 for the six months ended June 30, 1996. The decrease was primarily due to decreased sales of the NMP22 Test Kit and research use only products. The Company's 1996 product revenue included initial stocking orders of the NMP22 Test Kit from new distributors which were not repeated in the 1997 period. Quarterly product revenue may fluctuate from quarter to quarter based on the timing of distributors' orders for the NMP22 Test Kits. Matritech's revenue from collaborative research and development for the six months ended June 30, 1997 and 1996 consisted of $60,000 in milestone revenue from a funded development agreement with Bayer. Matritech also received $84,000 in SBIR funding for its cancer therapy development project during the six months ended June 30, 1996.

       Interest and other income was $187,000 for the first six months of 1997 compared with $286,000 for the same period last year. The decrease was due to lower average cash balances available for investment in 1997 compared to 1996.

       Research and development expenses were consistent for the six months ended June 30, 1997 and 1996.

       Selling, general and administrative expenses increased to $2,311,000 for the six months ended June 30, 1997 from $1,937,000 for the six months ended June 30, 1996. The increase is primarily attributable to increased staffing in the sales department including recruitment, travel, administrative supplies and promotional materials for the Company's seven sales representatives for NMP22 in
the United States.   During the second half of 1996, the Company expensed
approximately $209,000 of costs associated with a proposed public offering which the Company elected not to complete. During the second half of 1997, the Company expensed $100,000 of costs associated with a public relations consultant warrant which was valued at approximately $500,000 and will be expensed ratably over the one year term of the agreement.

       The Company incurred a net loss of $3,610,000 for the six months ended June 30, 1997 as compared with a net loss of $2,832,000 for the six months ended June 30, 1996. The increased loss resulted primarily from increased selling expenses for the NMP22 Test Kit for bladder cancer, and decreased total revenues and interest income.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

       Since its inception, the Company has financed its operations primarily through private and public offerings of its securities and through funded development and marketing agreements. In May 1997, the Company received net proceeds of approximately $10,915,000 from the private sale of Common Stock. During the year ended December 31, 1996, the Company received net proceeds of approximately $1,514,000 from the exercise of common stock options and warrants. In June 1995, the Company signed a product development and marketing option agreement with Bayer and received a $150,000 initial payment. In the year ended December 31, 1996 and six months ended June 30, 1997 the Company recorded $120,000 and $60,000 respectively in milestone revenue under this agreement. At June 30, 1997 the Company had cash and cash equivalents of $14,826,000 and working capital of $14,412,000.

       The Company's operating activities used cash of approximately $2,809,000 and $2,650,000 for the six-month periods ended June 30, 1996 and 1997, respectively, primarily to fund the Company's operating loss.

       The Company's investing activities used cash of approximately $2,126,000 and $249,000 in the six-month periods ended June 30, 1996 and 1997, respectively, for the purchase of computer systems, office and laboratory equipment and leasehold improvements, as well as the purchase of marketable securities in the six-month period ended June 30, 1996.

       Financing activities provided cash of approximately $10,955,000 in the six-month period ended June 30, 1997, from the private sale of common stock and the exercise of common stock options and warrants. Financing activities provided cash of approximately $1,419,000 in the six-month period ended June 30, 1996, from the exercise of stock options and warrants, net of payments of capital lease obligations.

       Capital expenditures totaled approximately $249,000 during the six months ended June 30, 1997, which amount was expended primarily for the purchase of laboratory equipment, computer systems, office equipment and leasehold improvements.

       The Company expects to incur continued research and development expenses and other costs, including costs related to clinical studies to commercialize additional products based upon its NMP technology. The Company expects that such costs will increase in the second half of fiscal year ending December 31, 1997 and will result in continued losses from operations. The Company may require substantial additional funds to complete new product development, conduct clinical trials and manufacture and market its products.

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

       The Company may from time to time consider obtaining additional long-term funding for its operations from various sources including collaborative arrangements and additional public or private financings. The Company anticipates that its existing capital resources including working capital and interest thereon will satisfy its capital needs at least through 1998. The foregoing forward-looking statement is subject to uncertainties and there can be no assurance that the Company's needs may not change. See "Factors that may Affect Future Results-Access to Capital." The survival of the Company in the long term, however, is dependent on its ability to generate revenue from sales of its products. There can be no assurance that such additional funding will be available on terms acceptable to the Company, if at all, or that in the long term, the Company will be able to generate sufficient revenue to achieve and maintain profitability.

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

       Access to Capital. The Company may from time to time seek to raise additional capital and will consider various financing alternatives including equity or debt financings and corporate partnering arrangements. There can be no assurance, however, that this funding will be available on terms acceptable to the Company, if at all.

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

       Near-Term Dependence Upon NMP22. The Company anticipates that in the near-term it will be substantially dependent on the success of the NMP22 Test Kit, which was approved for sale in the U.S. by the FDA in July 1996 and expects to generate substantially all of its near-term product sales, if any, from the sale of NMP22 Test Kits. The Company would experience a material adverse effect on its business, financial condition and results of operations if the NMP22 Test Kit does not achieve wide market acceptance. The remainder of the Company's products are in clinical trials or in development and there can be no assurance that it will be successful with such clinical trials and product development.

                           PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES.
         ---------------------

       a) Warrant to Purchase Common Stock.  On April 18, 1997 the Company
          --------------------------------
          issued a Warrant for the purchase of up to 150,000 shares of Common Stock at an exercise price of $6.50 per share within five years of issuance (the "Public Relations Warrant"). The Public Relations Warrant was issued to a consultant in connection with a Public Relations Retainer Agreement with Sunrise Financial Group, Inc. No separate consideration was provided to the Company. The issuance relied on Section 4(2) of the Securities Act of 1933, as amended (the "Act"). The Company subsequently registered the shares underlying such warrant on a Registration Statement on Form S-3 (File No. 333-30179) which was declared effective on July 3, 1997.

       b) Private Placement.  On May 30, 1997, the Registrant completed a
          -----------------
          private placement of 2,200,000 shares of Common Stock, at a purchase price equal to $5.00 per share. The Registrant received net proceeds of approximately $10.9 million after deducting the estimated expenses of the transaction. The placement agent, Sunrise Securities Corp., elected to receive all of its commission and expenses (less $25,000) in the form of 257,609 shares of restricted Common Stock and five year warrants for the purchase of an additional 245,761 shares of Common Stock exercisable at $5 per share (the "Placement Agent Warrants").

          These securities were offered and sold only to "qualified institutional buyers" (as defined in Rule 144A) and to "accredited investors" as defined in Regulation D, pursuant to Section 4(2) and Regulation D of the Act.

          In connection with this transaction, the Registrant agreed to file, within 30 days after the final closing on May 30, 1997, a registration statement with the Securities and Exchange Commission covering the resale from time to time of the shares of Common Stock issued in connection with this private placement and underlying the Placement Agent Warrants, and to use its best efforts to cause the Registration Statement to become effective. Such Registration Statement was filed on Form S-3 (File No. 333-30179) and was declared effective on July 3, 1997.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

       a) The annual meeting (the "Annual Meeting") of stockholders of Matritech was held on June 13, 1997.


       b) The following directors were elected at the Annual Meeting:

          Election of Directors:   For      Withheld
                                   ---      --------

          J. Robert Buchanan     14,103,822   186,788
          Stephen D. Chubb       14,103,972   186,638
          David L. Corbet        14,102,272   188,338
          Thomas R. Morse        14,103,472   187,138
          David Rubinfien        14,080,072   210,538
          T. Stephen Thompson    14,101,272   189,338
          C. William Zadel       14,104,972   185,638


       c) The following other matters were proposed and voted upon as indicated:

          1. To approve an amendment to the Company's 1992 Stock Plan (the "1992 Plan") to (i) increase the number of shares of the Company's Common Stock authorized for issuance pursuant to the 1992 Plan from 1,000,000 shares to 1,500,000 shares, and (ii) increase the limitation on the maximum aggregate number of shares that may be issued to any one person under the 1992 Plan from 300,000 shares to 500,000 shares. With 13,344,329 shares voting for, 812,212 shares voting against and 134,069 abstaining, the proposal passed.

          2. To ratify the selection of the firm of Arthur Andersen LLP as auditors for the fiscal year ending December 31, 1997. With 14,096,977 shares 98,280 shares voting against, voting for, and 95,353 abstaining, the proposal passed.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          ----------------------------------

          (a)  Exhibits:
               ---------

               4.1 Placement Manager Agreement dated May 28, 1997 between the Company and Sunrise Securities Corp. (filed as Exhibit 4.1 to the Company's Form 8-K, filed on June 4, 1997 and incorporated herein by reference).

               4.2 Form of Warrant Agreement used for the Placement Agent Warrants and Public Relations Warrants (filed as Exhibit
                     4.2 to the Company's Form 8-K, filed June 4, 1997 and incorporated herein by reference).

               4.3 Form of Subscription Agreement between the Company and the several purchasers (filed as Exhibit 4.3 to the Company's Form 8-K, filed on June 4, 1997 1997 and incorporated herein by reference).

               27    Financial Data Schedule

          (b)  Form 8-K:

               On June 4, 1997 the Company filed a Current Report on Form 8-K dated as of May 28, 1997 including Items 5 and 7.

               Item 5 reported the following Other Event:
                     (i)  a Private Placement which closed on May 30, 1997.

               Item 7 included the actual and pro forma unaudited balance sheet of the Company as of March 31, 1997.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          MATRITECH, INC.


Date:  August 8, 1997                     By: /s/ Stephen D. Chubb
                                             _______________________
                                             Stephen D. Chubb
                                             Chairman and Chief
                                             Executive Officer
                                             (principal executive
                                             and financial officer)



Date:  August 8, 1997                     By: /s/ Leslie R. Teso
                                             ________________________
                                             Leslie R. Teso
                                             Vice President, Finance,
                                             Secretary and Treasurer
                                             (principal accounting officer)

                                 EXHIBIT INDEX

Exhibit
Number                           Description                             Page
------                           -----------                             ----


4.1 Placement Manager Agreement dated May 28, 1997 between the Company and Sunrise Securities Corp. (filed as Exhibit
       4.1 to the Company's Form 8-K, filed on June 4, 1997 and incorporated herein by reference).

4.2    Form of Warrant Agreement used for the Placement Agent
       Warrants and Public Relations Warrants (filed as Exhibit 4.2 to the Company's Form 8-K, filed on June 4, 1997 and incorporated herein by reference).

4.3 Form of Subscription Agreement between the Company and the several purchasers (filed as Exhibit 4.3 to the Company's
       Form 8-K, filed on June 4, 1997 and incorporated herein by reference).


27     Financial Data Schedule.                                            18