Form 10-Q
period 1997-09-30
MATRITECH INC/DE/
filed 1997-11-10
CIK 884847

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q



X   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
-   Act of 1934:
    For the quarterly period ended September 30, 1997


                                       OR

    Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
_   Act of 1934:
    For the transition period from _______to_______

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

     Yes  X      No
        -----      -----

     As of October 15, 1997 there were 18,565,342 shares of Common Stock outstanding.

                   The Exhibit Index is located on Page 15.

                                MATRITECH, INC.

                                     INDEX

PART I                             FINANCIAL INFORMATION
                                                                                       Page
                                                                                       ----
     Item 1. Financial Statements

             Balance Sheets as of December 31, 1996
             and September 30, 1997                                                     3


             Statements of Operations for the three and nine months ended
             September 30, 1996 and 1997                                                5

             Statements of Cash Flows for the nine months ended
             September 30, 1996 and 1997                                                6

             Notes to Financial Statements                                              8

     Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations                              9

PART II                           OTHER INFORMATION


     Item 6. Exhibits and Reports on Form 8-K                                          13

     SIGNATURES                                                                        14

PART I. - FINANCIAL INFORMATION


Item 1. Financial Statements

                                MATRITECH, INC.

                                BALANCE SHEETS
                                    ASSETS
                                  (Unaudited)

                                               December 31,        September 30,
                                                   1996                1997
                                                   ----                ----
CURRENT ASSETS:
  Cash and cash equivalents                     $6,770,336          $12,878,806
  Accounts receivable                              814,544              312,727
  Inventories                                      343,058              436,834
  Prepaid expenses                                 123,401               92,575
                                                ----------          -----------
        Total current assets                     8,051,339           13,720,942
                                                ----------          -----------


PROPERTY AND EQUIPMENT, at cost:
  Laboratory equipment                             949,508            1,274,096
  Office equipment                                 186,228              202,544
  Laboratory furniture                              55,772               59,422
  Leasehold improvements                            45,871               56,981
                                                ----------          -----------
                                                 1,237,379            1,593,043

       Less-Accumulated depreciation
              and amortization                     701,769              822,924
                                                ----------          -----------
                                                   535,610              770,119
                                                ----------          -----------



OTHER ASSETS, net                                   82,912              110,250
                                                ----------          -----------
                                                $8,669,861          $14,601,311
                                                ==========          ===========



                See accompanying notes to financial statements.

                                MATRITECH, INC.
                                BALANCE SHEETS
                     LIABILITIES AND STOCKHOLDERS' EQUITY
                                  (Unaudited)

                                                                   December 31,               September 30,
                                                                       1996                       1997
                                                                       ----                       ----
CURRENT LIABILITIES:
    Accounts payable                                             $    422,559              $    414,783
    Accrued expenses                                                  463,318                    882,279
                                                                 ------------               ------------
         Total current liabilities                                    885,877                  1,297,062
                                                                 ------------               ------------


STOCKHOLDERS' EQUITY:

          Preferred stock, $1.00 par value -
               Authorized - 4,000,000 shares
               Issued and outstanding - none                                -                         -
          Common stock, $.01 par value -
              Authorized -- 40,000,000 shares
              Issued and outstanding -- 16,032,734
              shares at December 31, 1996, and
              18,565,342 shares at September 30, 1997                 160,327                   185,653

          Additional paid-in capital                               33,764,062                44,993,516
          Accumulated deficit                                     (26,140,405)               (31,874,920)
                                                                 ------------               ------------
            Total stockholders' equity                              7,783,984                 13,304,249
                                                                 ------------               ------------
                                                                 $  8,669,861               $ 14,601,311
                                                                 ============               ============


                See accompanying notes to financial statements.

                                MATRITECH, INC.
                           STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                     Three Months Ended              Nine Months Ended
                                                     September 30,                        September 30,

                                                 1997             1996              1997              1996
                                                 ----             ----              ----              ----
REVENUES:
Product sales, collaborative
     research and development
     and license fees                       $   170,839      $   544,159       $   547,417       $ 1,224,951
  Interest and other income                     194,796          127,502           381,549           413,837
                                            -----------      -----------       -----------       -----------
                                                365,635          671,661           928,966         1,638,788
                                            -----------      -----------       -----------       -----------

EXPENSES:
  Research and
     development                              1,117,452        1,009,864         2,979,721         2,871,299
  Selling, general and
     administrative                           1,372,915          789,307         3,683,759         2,726,662
                                            -----------      -----------       -----------       -----------
                                              2,490,367        1,799,171         6,663,480         5,597,961
                                            -----------      -----------       -----------       -----------

               Net Loss                     $(2,124,732)     $(1,127,510)      $(5,734,514)      $(3,959,173)
                                            ===========      ===========       ===========       ===========

NET LOSS PER SHARE                          $      (.11)     $      (.07)      $      (.33)      $      (.25)
                                            ===========      ===========       ===========       ===========

WEIGHTED AVERAGE
     NUMBER OF
     COMMON
     SHARES
     OUTSTANDING                             18,541,678       15,978,312        17,160,888        15,865,090
                                            ===========      ===========       ===========       ===========


                See accompanying notes to financial statements.

                                MATRITECH, INC.
                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                               Nine Months Ended
                                 September 30,

                                                                            1997                 1996
                                                                            ----                 ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Loss                                                          $(5,734,514)         $(3,959,173)
     Adjustments to reconcile net loss to net
     cash used in operating activities -
        Depreciation and amortization                                       93,817               97,449
        Amortization of deferred compensation, net of
        forfeitures                                                             --               30,000

        Operating expense related to issuance of                           225,000                   --
           common stock warrant
        Changes in assets and liabilities -
           Accounts receivable                                             501,817             (413,606)
           Inventories                                                     (93,776)            (104,515)
           Prepaid expenses                                                 30,826               39,696
           Accounts payable                                                 (7,776)              56,508
           Accrued expenses                                                418,961              338,661
           Deferred revenue                                                     --              (12,167)
                                                                       -----------          -----------

                Net cash used in operating activities                   (4,565,645)          (3,927,147)
                                                                       -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
          Purchases of property and equipment                             (355,664)            (172,856)
          Purchase of marketable securities                                     --           (2,000,000)
                                                                       -----------          -----------
                Net cash used in investing activities                     (355,664)          (2,172,856)
                                                                       -----------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from sale of common stock, options
        and warrants                                                    11,029,779            1,429,317



                See accompanying notes to financial statements.

                                MATRITECH, INC.
                     STATEMENTS OF CASH FLOWS (continued)
                                  (Unaudited)



                               Nine Months Ended
                                 September 30,

                                                     1997               1996
                                                     ----               ----
  Payments on note payable                                --       $   (13,617)
                                                 -----------        ----------

         Net cash provided by
            financing activities                  11,029,779         1,415,700
                                                 -----------        ----------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                 6,108,470        (4,684,303)

CASH AND CASH EQUIVALENTS, beginning
  of period                                        6,770,336        11,009,310
                                                 -----------        ----------

CASH AND CASH EQUIVALENTS, end of
  period                                         $12,878,806       $ 6,325,007
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

2. Cash Equivalents
-------------------

       Cash equivalents are short-term, highly liquid investments with original maturities of less than three months. The Company's cash equivalents primarily consisted of auction market equity securities, money market funds and repurchase agreements at December 31, 1996 and September 30, 1997. The Company classifies its investments in accordance with Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" (SFAS No.
115).

3. Net Loss Per Share
---------------------

       Net loss per common share is based on the weighted average number of common shares outstanding. Common stock equivalents have not been included for any loss period as the amounts would be antidilutive. In March 1997, SFAS No. 128 Earnings Per Share was issued which established new standards for calculating and presenting earnings per share. The Company will adopt this new standard in its 1997 financial statements. When adopted, the statement will not require restatement of prior years' loss per share.

                                MATRITECH, INC.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

       The Company was incorporated in 1987 to develop, manufacture and market innovative cancer diagnostic products based on its proprietary NMP technology. Matritech has been unprofitable since inception and expects to incur significant operating losses for at least the next two years. For the period from inception to September 30, 1997, the Company incurred a cumulative net loss of approximately $32 million.

       The Company sells its NMP22(R) Test Kit through its own direct sales force in the United States and through distributors outside the United States. The Company entered into agreements with several new distributors in Europe and the Far East in the second half of 1996. See "Factors that may Affect Future Results - Fluctuating Operating Results."

Results of Operations
---------------------

  Three Months Ended September 30, 1997 Compared with Three Months Ended
  ----------------------------------------------------------------------
  September 30, 1996
  ------------------

       Product sales, collaborative research and development revenue and license fees decreased to $171,000 for the quarter ended September 30, 1997 from $544,000 for the quarter ended September 30, 1996. Revenue from product sales decreased to $171,000 for the quarter ended September 30, 1997 as compared to $484,000 in the third quarter of 1996 due to decreased sales of the NMP22 Test Kit and research use only products. The Company's 1996 product revenue included initial stocking orders of the NMP22 Test Kit from new distributors which were not repeated in the 1997 period. Quarterly product revenue may fluctuate from quarter to quarter based on the timing of distributors' orders for the NMP22 Test Kits. The Company recorded $60,000 in milestone revenue relating to a funded development agreement with Bayer Corporation ("Bayer") during the third quarter of 1996.

       Interest and other income was $195,000 for the quarter ended September 30, 1997 and $128,000 for the quarter ended September 30, 1996. The increase was due to higher average cash balances available for investment and higher interest rates in the 1997 quarter as compared to the 1996 quarter.

       Research and development expenses increased slightly to $1,117,000 for the quarter ended September 30, 1997 from $1,010,000 for the quarter ended September 30, 1996. The increase is primarily related to product development personnel, reagents and supplies for the Company's colon and cervical cancer projects.

       Selling, general and administrative expenses increased to $1,373,000 for the quarter ended September 30, 1997 from $789,000 for the quarter ended September 30, 1996. The increase was primarily related to the augmentation of the U.S. sales force for NMP22, increased marketing and public relations consultant fees and to a lesser extent, media consultant expenses and the fees associated with the Company's listing on the Nasdaq National Market in August 1997. The increase in selling expenses for NMP22 is primarily attributable to staffing and related travel and promotional materials. During the third quarter of 1997, the Company expensed $125,000 of costs associated with a public relations consultant warrant which was valued at approximately $500,000 and will be expensed ratably over the one year term of the agreement.

       The Company incurred a net loss of $2,125,000 for the quarter ended September 30, 1997, as compared to a net loss of $1,128,000 for the quarter ended September 30, 1996. The increased loss was primarily the result of increased sales and marketing expenses for the NMP22(R) Test Kit, a reduction in total revenues, and to a lesser extent increased product development costs associated with the colon and cervical cancer projects.

Nine Months Ended September 30, 1997 Compared with Nine Months Ended September
------------------------------------------------------------------------------
30, 1996
--------

       Product sales, collaborative research and development revenue and license fees decreased to $547,000 for the nine months ended September 30, 1997 from $1,225,000 for the first nine months of 1996. Revenue from product sales totaled $487,000 for the nine months ended September 30, 1997 and $1,021,000 for the nine months ended September 30, 1996. The decrease was primarily due to decreased sales of the NMP22(R) Test Kit and research use only products. The Company's 1996 product revenue included initial stocking orders of the NMP22(R) Test Kit from new distributors which were not repeated in the 1997 period. Quarterly product revenue may fluctuate from quarter to quarter based on the timing of distributors' orders for the NMP22(R) Test Kits. Matritech's revenue from collaborative research and development for the nine months ended September 30, 1997 and 1996 consisted of $60,000 and $120,000, respectively, in milestone revenue from a funded development agreement with Bayer. Matritech also received $84,000 in SBIR funding for its cancer therapy development project during the nine months ended September 30, 1996.

       Interest and other income remained consistent for the nine months ended September 30, 1997 and 1996.

       Research and development expenses increased to $2,980,000 for the nine months ended September 30, 1997 from $2,871,000 for the first nine months of 1996. The increase was primarily due to product development personnel, reagents and supplies for the Company's colon and cervical cancer projects and clinical trial site payments, sample procurement and consultants for the NuMA(TM) colon cancer product FDA submission.

       Selling, general and administrative expenses increased to $3,684,000 for the nine months ended September 30, 1997 from $2,727,000 for the nine months ended September 30, 1996. The increase is due to the augmentation of the sales force for the NMP22(R) Test Kit, increased public relations and media relations consulting fees and fees associated with the inclusion of the Company on the Nasdaq National Market system. The increase in selling expenses for the NMP22(R) Test Kit is primarily attributable to increased staffing in the sales and marketing departments including recruitment, travel, administrative supplies and promotional materials for the Company's seven sales representatives for NMP22 in the United States, as well as, increased clinical marketing consultants and programs. During the second and third quarters of 1997, the Company expensed $225,000 of costs associated with a public relations consultant warrant which was valued at approximately $500,000 and will be expensed ratably over the one year term of the agreement. During the second and third quarters of 1996, the Company expensed approximately $212,000 of costs associated with a proposed public offering which the Company elected not to complete.

       The Company incurred a net loss of $5,735,000 for the nine months ended September 30, 1997 as compared with a net loss of $3,959,000 for the nine months ended September 30, 1996. The increased loss resulted primarily from increased sales and marketing expenses for the NMP22(R) Test Kit for bladder cancer and a reduction in total revenues.

Liquidity and Capital Resources
-------------------------------

       Since its inception, the Company has financed its operations primarily through private and public offerings of its securities and through funded development and marketing agreements. In May 1997, the Company received net proceeds of approximately $10,915,000 from the private sale of Common Stock. During the year ended December 31, 1996, the Company received net proceeds of approximately $1,514,000 from the exercise of common stock options and warrants. In June 1995, the Company signed a product development and marketing option agreement with Bayer and received a $150,000 initial payment. In the year ended December 31, 1996 and nine months ended September 30, 1997 the Company recorded $120,000 and $60,000 respectively in milestone revenue under this agreement. At September 30, 1997 the Company had cash and cash equivalents of $12,879,000 and working capital of $12,424,000.



                                   10 of 16

       The Company's operating activities used cash of approximately $3,927,000 and $4,566,000 for the nine-month periods ended September 30, 1996 and 1997, respectively, primarily to fund the Company's operating loss.

       The Company's investing activities used cash of approximately $2,173,000 and $356,000 in the nine-month periods ended September 30, 1996 and 1997, respectively, for the purchase of computer systems, office and laboratory equipment and leasehold improvements, as well as the purchase of marketable securities in the nine-month period ended September 30, 1996.

       Financing activities provided cash of approximately $11,030,000 in the nine-month period ended September 30, 1997, from the private sale of common stock and the exercise of common stock options and warrants. Financing activities provided cash of approximately $1,416,000 in the nine-month period ended September 30, 1996, primarily from the exercise of stock options and warrants, net of payments of capital lease obligations.

       Capital expenditures totaled approximately $356,000 during the nine months ended September 30, 1997, which amount was expended primarily for the purchase of laboratory equipment, computer systems, office equipment and leasehold improvements.

       The Company expects to incur continued research and development expenses and other costs, including costs related to clinical studies to commercialize additional products based upon its NMP technology. The Company expects that such costs will increase in the fiscal year ending December 31, 1998 and will result in continued losses from operations. The Company may require substantial additional funds to complete new product development, conduct clinical trials and manufacture and market its products.

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

                          PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)  Exhibits:
              --------

              27  Financial Data Schedule

         (b) No reports on Form 8-K were filed during the quarter ended September 30,1997.





                                   13 of 16

                                  SIGNATURES
                                  ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                MATRITECH, INC.


Date: November 7, 1997                    By: /s/ Stephen D. Chubb
                                             ---------------------
                                             Stephen D. Chubb
                                             Chairman and Chief
                                             Executive Officer
                                             (principal executive
                                             and financial officer)



Date: November 7, 1997                    By: /s/ Leslie R. Teso
                                              ------------------
                                              Leslie R. Teso
                                              Vice President, Finance,
                                              Secretary and Treasurer
                                              (principal accounting officer)

                                 EXHIBIT INDEX


Exhibit
Number                                  Description                       Page
------                                  -----------                       ----

27                                Financial Data Schedule.                 16