Form 10-K405
period 1997-12-31
MATRITECH INC/DE/
filed 1998-03-27
CIK 884847

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(Mark One)
   [X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ended DECEMBER 31, 1997.
                                      OR
   [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from __________ to __________.
                        Commission File Number 0-12128

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

      Registrant's telephone number, including area code:  (617) 928-0820
          Securities registered pursuant to Section 12(b) of the Act:

       TITLE OF EACH CLASS           NAME OF EACH EXCHANGE ON WHICH REGISTERED
       ------------------            -----------------------------------------
              None

          Securities registered pursuant to Section 12(g) of the Act:
                          COMMON STOCK, $.01 PAR VALUE
                                (Title of Class)

  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  [X]  Yes     No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  Aggregate market value, as of March 10, 1998, of Common Stock held by non-affiliates of the registrant: $79,774,393 based on the last reported sale price on the Nasdaq Stock Market.

  Number of shares of Common Stock outstanding on March 10, 1998: 18,573,089.

                       DOCUMENTS INCORPORATED BY REFERENCE

  The registrant intends to file a Definitive Proxy Statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 1997. Portions of such Proxy Statement are incorporated by reference in Part III of this report.

================================================================================

                                     PART I
ITEM 1.  BUSINESS.

Overview

  Matritech develops, manufactures and markets innovative cancer diagnostic products based on its proprietary nuclear matrix protein ("NMP") technology.
The nuclear matrix, a three dimensional protein framework within the nucleus of cells, plays a fundamental role in determining cell type by physically organizing the contents of the nucleus, including DNA. The Company has demonstrated that there are differences in the types and amounts of NMPs found in cancerous and normal tissue and believes the detection of such differences in NMPs provides important diagnostic information about cellular abnormalities, including cancer. Using its proprietary NMP technology and expertise, the Company has developed non-invasive or minimally invasive cancer diagnostic tests for bladder and colon cancer and is developing additional tests for cervical, breast and prostate cancer. The Company's objective is to develop tests that will be more accurate and allow for reduced treatment costs and a higher standard of patient care than currently available tests.

  NMP22/R/ Bladder Cancer Test. The Company's first product based on its NMP technology, the Matritech NMP22/1/ Test Kit for bladder cancer, was approved for sale in the United States by the U.S. Food and Drug Administration ("FDA") in 1996 as a prognostic indicator for the recurrence of bladder cancer. The NMP22 Test Kit has been commercially available in Europe since 1995 and is currently being marketed in Asia (excluding Japan) and in many other countries outside the United States. The Company has retained worldwide manufacturing rights for the NMP22 Test Kit as well as certain marketing rights in the United States. The Company has entered into an exclusive distribution agreement for the NMP22 Test Kit in Japan and has additional distribution arrangements in selected European and other countries worldwide. In March 1998, the Company and Curtis Matheson Scientific, a division of Fisher Scientific Company, L.L.C. ("CMS") entered into a co-exclusive distribution agreement for the NMP22 Test Kit in the United States.

  NuMA/TM/ Colon Cancer Test. The Company has also developed the NuMA Colon Cancer Test, a blood-based test utilizing its NMP technology for the management of colon cancer patients. In October 1997, the Company submitted clinical trial data for this product to the FDA upon which to base approval for the marketing and sale of this product in the United States. The Company has retained worldwide manufacturing and marketing rights for its colon cancer assay.

  Cervical, Breast and Prostate Cancer Tests. The Company has also identified NMPs specific to cervical, breast and prostate cancer and is currently developing diagnostic tests based on its proprietary NMP technology for these cancers. Matritech is collaborating with Bayer Corporation ("Bayer") on the development of an automated diagnostic test for cervical cancer. In December 1997, the Company completed its preclinical evaluation of an antibody which may lead to the development of more accurate and cost-effective Pap smear products. The preclinical evaluation has been submitted as the fifth of five milestones in the development and marketing agreement with Bayer to advance Matritech's technology toward the commercialization of an automated cervical cancer test. The Company plans to develop additional assays for lung, liver, pancreatic, stomach and renal cancers.

------------------------
 /1/ NMP22/R/ is a registered trademark and NuMA/TM/ and Matritech/TM/ are trademarks of Matritech, Inc. All other trademarks, service marks or trade names used in this report are the property of their respective owners.

  Matritech was incorporated in Delaware in October 1987. The Company's facilities are located at 330 Nevada Street, Newton, Massachusetts 02160 and its telephone number is (617) 928-0820.

CANCER DIAGNOSTICS MARKET

  The cancer diagnostics market is comprised of several overlapping categories, each corresponding to a stage in the identification and management of the disease. The categories are screening, diagnosing, monitoring and evaluating prognosis. Screening tests and procedures, such as mammograms and Pap smears, are performed regularly on individuals who may have no evidence of ill health because the tests are effective in revealing hidden, asymptomatic disease. Screening tests do not yield a final diagnosis. An actual diagnosis of cancer is usually made after microscopic examination of a tissue biopsy. Following diagnosis, additional tests can be used to monitor the course of the disease and the patient's response to treatment. These monitoring tests may be repeated at regular intervals, often every three months, and may be continued for the life of an individual in order to detect the recurrence of cancer. In addition, diagnostic tests are also used to evaluate a patient's prognosis and to select appropriate therapy. Patients identified as having a high risk of recurrence will be monitored more closely and may receive more aggressive treatment. In the United States, cancer diagnostic assays have generally been approved by the FDA for monitoring patients with known disease and only occasionally have been approved for screening purposes.

  Ideally, a cancer diagnostic assay for use in a clinical laboratory should be both sensitive and specific. Clinical sensitivity refers to the percentage of cases in which the assay correctly identifies the presence of disease. Clinical specificity refers to the percentage of cases in which the assay correctly identifies the absence of disease. Clinical sensitivity and specificity percentages reported from studies and trials of cancer diagnostic products may not be directly comparable, as results may be affected by laboratory-to-laboratory differences in specimen handling, the number of subjects studied, variability in the stages of disease present in the subject population and the demographic composition of the subject population, among other factors.

  Effective in vitro diagnostic assays can reduce the need for more invasive or expensive procedures for diagnosing cancer, such as surgery, biopsy, bone scans and in vivo imaging. There are only a limited number of FDA-approved in vitro cancer diagnostic tests currently available and the relatively low clinical sensitivity and specificity of these tests have limited their clinical utility. The Company believes that these tests suffer from inherent inaccuracies because they detect substances that are only indirectly correlated with the cancer cells. As a consequence of low clinical sensitivity, these tests yield false negatives and many patients with cancer are not diagnosed early enough to receive effective treatment, resulting in additional costs and morbidity. Conversely, low clinical specificity yields false positives resulting in unnecessary, expensive and painful treatment of patients without malignant disease.

  In 1996, the FDA approved Matritech's NMP22/R/ Test Kit for sale in the United States as a prognostic indicator for use in the management of bladder cancer patients. Since 1995, the NMP22 Test Kit has been used in countries outside the United States for management of bladder cancer and for detection of bladder cancer in previously undiagnosed individuals.

  In the Company's clinical trials, the Company has observed utility in the use of the NuMA/TM/ Test Kit for management of colon cancer patients and for detection of colon cancer in previously undiagnosed individuals. In 1997, the Company began sales of the NuMA Test Kit in countries outside of the United States.

NMP TECHNOLOGY

  The Company believes that its NMP technology allows it to develop cost-effective in vitro assays that are more accurate than others currently available. The nuclear matrix, a three-dimensional protein framework within the nucleus of cells, helps organize active genes ("DNA") in the nucleus. In this way, the nuclear matrix plays a fundamental role in determining cell type and cell function. Although the specific mechanisms of action are not yet fully understood, Matritech and independent scientists have demonstrated that there are differences in the types and amounts of NMPs found in cancerous and normal tissues and also among different types of normal cells. Independent academic investigators have also confirmed the Company's findings in papers published in scientific journals which described NMPs specific to prostate, breast and colon cancer tissues. Certain of these NMPs were shown to be present in 100% of the cancer tissue specimens examined, but were absent in all of the normal tissue specimens. Subsequent to these papers, the Company has examined numerous additional cancer tissue specimens with similar results. Matritech also has demonstrated that cell death, including cell death related to early tumor development, results in the release of NMPs into bodily fluids. As a result, elevated levels of NMPs may be found in the bodily fluids of cancer patients. The Company is not aware of any other cancer marker, or class of markers, which exhibit this level of clinical specificity and sensitivity.

  The Company uses its proprietary technology and expertise to identify, isolate and extract NMPs from cancerous and normal tissues. Following extraction, the Company's scientists characterize and sequence cancer-specific NMPs, which generally are absent, or present at low levels, in the urine, blood and cells of healthy individuals. The Company then develops proprietary antibodies to these NMPs and incorporates the antibodies into industry-standard diagnostic formats, such as blood-based immunoassays.

  The Company's core NMP technology is licensed from the Massachusetts Institute of Technology ("MIT"). Under the current terms of the Company's license from MIT, the Company's worldwide license is exclusive until the expiration of all patent rights in 2006. The Company has made additional advances in NMP technology, has filed its own patent applications for related protection and to date has been granted three additional United States patents.

MATRITECH'S PRODUCTS AND PRODUCTS UNDER DEVELOPMENT

  THE MATRITECH NMP22/R/ TEST KIT FOR BLADDER CANCER

  In 1996, Matritech's NMP22 Test Kit for bladder cancer was approved for sale in the United States by the FDA. The test was approved based upon an extensive clinical trial of the NMP22 Test Kit involving more than 1,000 subjects at 13 sites, including bladder cancer patients, patients with other cancers, patients with non-cancerous urinary conditions (such as urinary tract infections) and healthy subjects. The Company is currently marketing this product through its own sales force in the United States and through distributors in the U.S. and other major markets worldwide, except in Japan where in December 1996 the Company's exclusive distributor submitted data from its clinical trials in order to obtain regulatory approval for the product. Sales of the NMP22 Test Kit began in certain countries in Europe in 1995.

  The Company believes that the use of the NMP22 Test Kit will enable urologists to manage bladder cancer patients with less invasive and less frequent procedures, thereby potentially reducing treatment costs while maintaining a high standard of patient care. If a bladder cancer patient's NMP22 value is low (less than or equal to 10 units per milliliter) 10 or more days after surgery, there is a high probability that there will be no evidence of disease upon follow-up cystoscopic examination. Consequently, the urologist may decide to postpone this exam in order to reduce the cost, anxiety and risk to the patient. Similarly, an NMP22 value greater than 10 units per milliliter indicates a higher risk that the follow-up cystoscopic examination will indicate a recurrence of disease, enabling the urologist to make more aggressive treatment decisions.

  In March 1998, the Company entered into a distribution agreement with CMS. Pursuant to this agreement, the Company retained its right to distribute the NMP22 Test Kit in the United States through its own sales force, but granted CMS an otherwise exclusive right to distribute the NMP22 Test Kit to hospitals and commercial laboratories within the United States. The Company has retained worldwide manufacturing rights for the NMP22 Test Kit. The Company has entered into distribution arrangements in selected European and other countries worldwide. See"--Strategic Alliances."

  THE NUMA/TM/ TEST KIT FOR COLON CANCER

  The Company has also developed the NuMA Test Kit, a blood-based test utilizing its NMP technology for the management of colon cancer patients. In October 1997, the Company submitted a 510(k) Premarket Notification to the FDA for this test.

  The Company has identified certain NMPs that are elevated in blood from patients with colon cancer. The Company has also demonstrated that the types and amounts of certain other NMPs differ between cancerous colon tissues and normal colon tissues. The Company used proprietary antibodies to detect one of these NMPs, NuMA, and has developed an assay for colon cancer based on these antibodies. In October 1997, the Company submitted clinical trial data to the FDA upon which to base 510(k) clearance for the marketing and sale of this product in the United States. The Company introduced the product into certain countries outside of the United States during 1997.

  The Company has retained worldwide manufacturing and marketing rights for its colon cancer assay. The Company is seeking distributors for its colon cancer test outside the United States. See "--Strategic Alliances."

  CERVICAL CANCER PRODUCT

  As part of the Company's collaboration with Bayer to develop a cervical cancer assay product, Matritech announced in December 1997 the completion of its preclinical evaluation of an antibody which may lead to the development of more
accurate and cost-effective Pap smear products.   Under the terms of the
agreement with Bayer, it is contemplated that this antibody, or another with similar or improved accuracy, will be used in clinical laboratories, in conjunction with instruments developed by Bayer, to automate the review and evaluation of cancerous cervical cells. This system will initially be designed as a complement to the Pap smear procedure. The Company recorded $140,000 in milestone revenue in 1997 from Bayer. The preclinical evaluation was submitted as the fifth of five Matritech milestones in the development and marketing agreement with Bayer.

  Under the terms of the Company's agreement with Bayer, Bayer has the option, upon payment to Matritech, to acquire exclusive worldwide rights to distribute the cervical cancer assay for automated systems and non-exclusive worldwide rights for a manual assay product. Matritech has maintained its worldwide manufacturing rights to its cervical cancer product. See "--Strategic Alliances."

  BREAST CANCER PRODUCT

  During 1997, Matritech scientists, using a macromolecular biological interaction analysis instrument, demonstrated the ability to detect certain breast cancer NMPs, NMP-66 and NMP-43, in the blood of cancer patients at higher levels than in normal individuals. These scientists are now evaluating the antibodies in clinical formats to attempt to select an assay combination suitable for pre-clinical evaluation in 1998. Following this, the Company intends to conduct clinical trials to generate data required to apply for FDA approval of such assays. Matritech believes that the distinctive NMP patterns found in breast cancer cells and the Company's ability to detect these NMPs in blood may enable it to develop a breast cancer blood-based assay more accurate than products presently available.

  The development and marketing of the Company's breast cancer products are covered by an agreement with Yamanouchi Pharmaceutical Co., Ltd. ("Yamanouchi"), which gives Yamanouchi exclusive rights to market the Company's breast cancer product in Japan and Taiwan. The Company has retained worldwide manufacturing rights for its breast cancer assay, as well as all marketing rights in the United States. See "-Strategic Alliances." An agreement with AB Sangtec Medical ("Sangtec"), which had granted Sangtec rights to the breast cancer product in Europe has lapsed.

  PROSTATE CANCER PRODUCT

  In collaboration with clinicians at Johns Hopkins University Medical School ("Hopkins"), Matritech scientists have identified a nuclear matrix protein, NMP-23, present in elevated amounts in the cells of prostate cancer patients and absent, or present in low amounts, in normal individuals and those with benign disease. The Company has developed an antibody, PRO4:216, to this protein which has been tested by the Hopkins scientists using prostate biopsies. Hopkins scientists have reported that the antibody is clinically useful in differentiating prostate cancer cells from their normal and benign counterparts. Matritech scientists have confirmed that this NMP is released into the blood and are presently evaluating other antibodies to this protein using a macromolecular biological interaction analysis instrument as a first step in developing a clinical fluid-based assay for use in the management of prostate cancer patients.

  Matritech has a research agreement with the University of Pittsburgh ("Pittsburgh") to identify specific nuclear matrix proteins for predicting prostate cancer metastasis. Pittsburgh scientists have identified these types of proteins and have isolated and obtained partial peptide sequence. Matritech intends to produce specific monoclonal antibodies to these proteins and develop a blood and/or tissue-based prostate cancer test. Matritech intends to conduct preliminary and clinical trials leading toward a submission for FDA approval. The Company has retained an option to obtain worldwide manufacturing and marketing rights for any prostate cancer test resulting from the Pittsburgh NMPs.

  OTHER CANCER DIAGNOSTICS PRODUCTS

  In addition to the Company's NMP22 and NuMA Test Kits and its cervical, breast and prostate cancer products under development, the Company also intends to develop diagnostic assays based on its proprietary NMP technology for lung, liver, pancreatic, stomach and renal cancers.

STRATEGIC ALLIANCES

  To accelerate the early research and development of its products, the Company has pursued a strategy of entering into strategic alliances to fund research and development programs for selected cancer assays. These agreements typically involve up-front and milestone payments in exchange for the right to obtain exclusive distribution rights in selected geographical markets. In order to retain control of its core NMP technology, the Company has not licensed or sublicensed any of its technology to third-parties. The Company has retained manufacturing rights for its NMP22/R/ Test Kit and all other products in development, except for certain rights that could be granted to certain of its distributor partners if the Company fails to deliver required quantities of product. Under the terms of these funded development arrangements and other distribution arrangements discussed below, the Company's partners purchase finished products or components from Matritech at prices based on Matritech's list price, local reimbursement rates or the partners' net selling price.

  Konica. In 1994, the Company entered into a distribution agreement with Konica Corporation ("Konica"). The Konica agreement grants exclusive distribution rights in Japan for the NMP22 Test Kit in exchange for $325,000 in licensing fees. Under the terms of its agreement with Konica, Matritech will sell NMP22 Test Kits to Konica for resale in Japan at prices based on Japanese reimbursement rates. Konica is responsible for obtaining the necessary approvals from the Japanese Ministry of Health and Welfare ("Koseisho") to import and sell the NMP22 Test Kit. Clinical trials have been completed in Japan and the results were submitted to Koseisho in December 1996. Konica has limited manufacturing rights if the Company fails to deliver required quantities of test kits.

  Bayer. In 1995, Matritech signed a joint development and distribution agreement with Bayer and received an initial payment of $150,000. Under the terms of the agreement, Bayer has provided funding to Matritech for the identification of cervical cancer-specific NMPs and the development of monoclonal antibodies which recognize malignant and pre-malignant or dysplastic
cervical cancer cells.   The agreement contemplates that these antibodies will
be used in clinical laboratories, in conjunction with instruments developed by Bayer, to automate the review and evaluation of cells obtained from cervical smears. Under the terms of the Company's agreement with Bayer, Bayer has the option, upon payment to Matritech, to acquire exclusive worldwide rights to distribute the cervical cancer assay for automated systems and non-exclusive worldwide rights for a manual assay product. If Bayer exercises its option, it would purchase components from Matritech and would pay Matritech a percentage of Bayer's net selling price. In the years ended December 31, 1996 and 1997, the Company completed three milestones and submitted a fourth resulting in billings of $120,000 and $140,000, respectively.

  Yamanouchi. In 1991, Matritech and Yamanouchi entered into a development and supply agreement for the development of seven serum assays (breast, colorectal, lung, liver, pancreatic, stomach and renal cancers) for exclusive sale by Yamanouchi in Japan and Taiwan. The agreement provides for development payments to the Company by Yamanouchi to be paid upon the accomplishment of certain milestones. Matritech has received $1 million in milestone payments to date.
In 1996, Yamanouchi's rights with respect to the Company's colon cancer test were terminated. Yamanouchi did not make any payments to the Company in 1997. The purchase price for any products distributed by Yamanouchi will be based on Yamanouchi's net selling price.

  Sangtec. In 1990, Matritech and Sangtec entered into a development and supply agreement for the development of breast cancer products. This agreement has lapsed and Matritech has regained all rights.

MARKETING AND SALES

  The Company has retained rights to sell all of its products in the United States, except for products for the automated detection of cervical cancer, for which Bayer has an option to acquire exclusive rights. Matritech is selling its NMP22/R/ Test Kit in the United States to clinical laboratories using its own direct sales force, and in March 1998 entered into a distribution agreement with CMS granting CMS the right, co-exclusive with Matritech, to distribute the NMP22 Test Kit to hospitals and commercial laboratories within the U.S. The Company currently has three full-time sales representatives and intends to expand this sales force to six full-time sales representatives by June 1998. In addition, the sales force may be expanded as sales of the Company's products warrant.

  In foreign markets, the Company currently uses distributors and has one part-time European sales manager. Matritech currently has funded development and marketing agreements pursuant to which the Company has granted co-exclusive or exclusive rights to distribute the resulting products in exchange for product development funding. See "--Strategic Alliances."

  During the fiscal year ended December 31, 1997 the Company received approximately 18% and 19% of its revenue from collaborative research and development fees, license fees and product sales from Wallac ADL and Bayer, respectively.

  During the fiscal years ended December 31, 1995, 1996 and 1997, 26.9%, 24% and 41.9%, respectively, of the Company's total product sales were from the United States and 73.1%, 76% and 58.1%, respectively, were from foreign countries.

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

MANUFACTURING AND FACILITIES

  The Company currently assembles its test kits in a portion of its 22,500 square-foot facility in Newton, Massachusetts and relies on subcontractors for certain components and processes. The Company's lease is for a term of five years and expires on December 31, 2000. The annual base rent for each year of the term is $230,625. The Company believes that its current facilities are adequate to satisfy the Company's needs for the foreseeable future. Thereafter, if the Company is required to expand its manufacturing capabilities, it may be required to establish additional facilities elsewhere. There can be no assurance that the Company will be able to extend its lease or lease other space on reasonable terms. The Company has retained all manufacturing rights, except for certain rights that could be granted to certain of its corporate partners if the Company fails to perform under its agreements with those corporate partners. See "--Strategic Alliances."

  The Company currently relies on sole suppliers for certain key components for its NMP22 Test Kit. In the event that the components from such suppliers should become unavailable for any reason, the Company would seek alternative sources of supply, which may entail making regulatory submissions and obtaining regulatory approvals from the FDA or such alternative suppliers. Although the Company attempts to maintain an adequate level of inventory to provide for these and other contingencies, should its manufacturing process be disrupted as a result of a shortage of key components or a revalidation of new components, there can be no assurance that the Company would be able to meet its commitments to customers. The Company is also subject to the FDA's Good Manufacturing Practice ("GMP") requirements. See "--Government Regulation."

  During 1997, the Company and Phoenix Leasing, Incorporated ("Phoenix") entered into a loan and security agreement for borrowing against personal property and fixtures whereby the aggregate principal amount of borrowings shall not exceed $1,200,000. In October 1997, the Company drew down its first borrowing from Phoenix totaling $286,379 with the collateral being new equipment purchased for research.

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

  The Company expects that certain of its assays will compete with existing FDA-approved assays, including BTA, which is used for monitoring bladder cancer, CEA, which is used primarily for monitoring colorectal and breast cancers, PSA and PSA related markers, which are used primarily for monitoring and screening prostate cancer, and TRUQUANT BR RIA, which is used for monitoring breast cancer. Matritech is also aware of a number of companies exploring the application of oncogene technology to cancer diagnostics.

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

  The Company's products will also compete with more invasive or expensive procedures such as surgery, bone scans, magnetic resonance imaging ("MRI") and other in vivo imaging techniques. Matritech believes that its products, if successfully commercialized, will contribute to improved patient management and lower overall costs, by providing accurate information and, in some cases, by providing an alternative to these invasive or costly procedures.

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

PATENTS, LICENSES AND TRADE SECRETS

  Matritech's diagnostic technology is protected by three United States patents owned by MIT and expiring in 2006, with corresponding foreign patents granted and/or patent applications pending in Canada and selected countries in Europe and the Far East. One of the three United States patents was granted after being subjected to a reissue proceeding before the United States Patent and Trademark Office. The NMP technology owned by MIT is licensed to Matritech worldwide in exchange for royalties payable until the expiration of underlying patent rights. MIT has licensed its patent rights to Matritech on an exclusive basis through 2006.

  The protection offered by these patents extends to the detection and measurement of NMPs, or associated nucleic acids, using antibody or gene probe
formats, as well as to certain assay methods exploiting NMPs.   Matritech has
filed additional United States patent applications on related NMP advances and corresponding applications under the Patent Cooperation Treaty designating Canada, Australia and selected countries in Europe and the Far East. The Company currently has three United States patents and twelve applications on file in the United States on these disclosures. The Company intends to file additional patent applications in the future. The Company believes that any patents that may issue from its applications will provide competitive protection for its products after expiration of its license from MIT. The Company also intends to rely on its unpatented proprietary information to maintain and develop its commercial position.

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

  In the United States, medical devices and diagnostics are classified into one of three classes (class I, II, or III) on the basis of the controls deemed necessary by the FDA to reasonably assure their safety and effectiveness. Under FDA regulations, class I devices are subject to general controls (for example, labeling, premarket notification and adherence to GMPs) and class II devices are subject to general and special controls (for example, performance standards, postmarket surveillance, patient registries, and FDA guidelines). Generally, class III devices are those which must receive premarket approval ("PMA") by the FDA to ensure their safety and effectiveness (for example, life-sustaining, life- supporting and implantable devices, or new devices which have not been found substantially equivalent to legally marketed devices).

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

  If the FDA's evaluations of both the PMA application and the manufacturing facilities are favorable, the FDA will either issue an approval letter or an approvable letter, which usually contains a number of conditions which must be met in order to secure final approval for sale of the device. When and if those conditions have been fulfilled to the satisfaction of the FDA, the agency will issue a PMA approval letter, authorizing commercial marketing of the device for certain indications. If the FDA's evaluations of the PMA application or manufacturing facilities are not favorable, the FDA will deny approval of the PMA application or issue a "not approvable letter." The FDA may also determine that additional clinical trials are necessary, in which case a PMA may be substantially delayed while additional clinical trials are conducted and submitted in an amendment to the PMA. The PMA process can be expensive, uncertain and lengthy and a number of devices for which FDA approval has been sought by other companies have never been approved for marketing.

  Once a device has successfully completed the PMA process, modifications to the device, its labeling, or manufacturing process may require approval by the FDA of PMA supplements or new PMAs. Supplements to a PMA often require the submission of the same type of information required for an initial PMA, except that the supplement is generally limited to that information needed to support the proposed change from the product covered by the original PMA.

  Although clinical investigations of most devices are subject to the investigational device exemption ("IDE") requirements, clinical investigations of in vitro diagnostic ("IVDs") tests are exempt from the IDE requirements, including FDA approval of investigations, provided the testing is non- invasive, does not require an invasive sampling procedure that presents significant risk, does not introduce energy into a subject, and the tests are not used as a diagnostic procedure without confirmation of the diagnosis by another medically established diagnostic product or procedure. IVD manufacturers must also establish distribution controls to assure that IVDs distributed for the purposes of conducting clinical investigations are used only for that purpose. Pursuant to current FDA policy, manufacturers of IVDs labeled for investigational use only ("IUO") or research use only ("RUO") are encouraged by the FDA to establish a certification program under which investigational IVDs are distributed to or utilized only by individuals, laboratories, or health care facilities that have provided the manufacturer with a written certification of compliance indicating that (1) the device will be used for investigational or research purposes only, and (2) results will not be used for diagnostic purposes without confirmation of the diagnosis under another medically established diagnostic device or procedure. In addition, the certification program requirements for IUO products should include assurances that all investigations or studies will be conducted with approval from an institutional review board ("IRB"), using an IRB-approved study protocol and patient informed consent and that the device will be labeled in accordance with the applicable labeling regulations. Sponsors of clinical trials are permitted to sell those devices distributed in the course of the study provided such compensation does not exceed recovery of the costs of manufacture, research, development and handling.

  In 1996, the FDA approved Matritech's NMP22/R/ Test Kit for sale in the United States as a prognostic indicator for bladder cancer (i.e., as a predictor of bladder cancer recurrence following therapy, such as surgical excision of cancerous tissue).

  In October 1997, the Company submitted a 510(k) Premarket Notification to the FDA for its blood-based NuMA/TM/ Test Kit for the management of colon cancer patients.

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

  Labeling and promotional activities are subject to scrutiny by the FDA and, in certain instances, by the Federal Trade Commission. The NMP22 Test Kit may only be promoted by the Company to aid in the management of bladder cancer patients. The FDA actively enforces regulations prohibiting the promotion of devices for unapproved uses and the promotion of devices for which premarket clearance or approval has not been obtained. Consequently, the Company cannot promote the NMP22 Test Kit for cancer screening or for any other unapproved use. Failure to comply with these requirements can result in regulatory enforcement action by the FDA that would adversely affect the Company's ability to conduct testing necessary to obtain market clearance for these products and, consequently, could have a material adverse effect on the Company's business, financial condition and results of operations.

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

  The introduction of the Company's developmental-stage test products in foreign markets will also subject the Company to foreign regulatory clearances which may impose additional substantial costs and burdens. International sales of medical devices are subject to the regulatory requirements of each country. The regulatory review process varies from country to country. Many countries also impose product standards, packaging requirements, labeling requirements and import restrictions on devices. In addition, each country has its own tariff regulations, duties and tax requirements. In Germany, where the Company began selling its NMP22 Test Kit for bladder cancer in 1995, no regulatory approval comparable to the United States PMA is required prior to public sale of diagnostic products. In Japan, where the Company's distributor for NMP22, Konica, is responsible for obtaining the necessary approvals from Koseisho to import and sell the NMP22 product, clinical trials have been completed and in December 1996 the results were submitted to Koseisho in order to obtain such approval.

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

EMPLOYEES

  As of March 10, 1998, the Company had 51 full-time employees, 23 of whom were engaged in research and development. The Company's future success depends in part on its ability to recruit and retain talented and trained scientific, technical, marketing and business personnel. The Company has been successful to date in hiring and retaining such personnel, but there can be no assurance that such success will continue. None of the Company's employees is represented by a labor union, and the Company considers its relations with its employees to be excellent.

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

  In December of 1997, Matritech was awarded a Phase I Small Business Innovation Research ("SBIR") Grant from the National Cancer Institute to further develop NMP tests for use in the detection and management of colon cancer patients. As of December 31, 1997, Matritech had recorded $6,000 in funding related to this SBIR grant.

  During 1995, 1996 and 1997 Matritech spent approximately $3.0 million, $3.9 million and $3.9 million, respectively, on research and development. Substantially all of these expenditures were related to the development of diagnostic products.


ITEM 2.  PROPERTIES.

  Beginning in October 1995, the Company relocated its facilities from Cambridge, Massachusetts to Newton, Massachusetts, where it leases corporate headquarters, research and development and manufacturing facilities which occupy approximately 22,500 square feet. The Company's lease is for a term of five (5) years and expires on or about December 31, 2000. The annual base rent for each year of the term is $230,625. The Company believes that its current facilities are adequate to satisfy the Company's needs for the foreseeable future, and has not made a determination whether it will seek to extend its lease when it expires in 2000 or seek to lease space elsewhere. There can be no assurance that the Company will be able to extend its lease or lease other space on reasonable terms.


ITEM 3.  LEGAL PROCEEDINGS.

         The Company is not currently a party to any material pending legal proceeding.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders during the fourth quarter of 1997.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

  Since August 6, 1997, the Company's Common Stock has been traded on The Nasdaq National Market tier of The Nasdaq Stock Market ("Nasdaq National Market") under the symbol: "NMPS." Prior to that date the Company's Common Stock was traded on The Nasdaq SmallCap Market tier of The Nasdaq Stock Market ("Nasdaq SmallCap Market") under the symbol: "NMPS" and on the Boston Stock Exchange under the symbol: "MPS." The following table sets forth the range of quarterly high and low sales price information for the Common Stock as reported, for the period prior to August 6, 1997, by the Nasdaq SmallCap Market, and for all subsequent periods, by the Nasdaq National Market.

                                                  High                     Low
                                                  ----                     ----
Fiscal 1996
-----------
First Quarter                                     $11-7/8                  $ 3-9/16
Second Quarter                                     18                         9-1/2
Third Quarter                                      13-1/4                     7-1/8
Fourth Quarter                                     13-5/8                     6-7/8

Fiscal 1997
-----------
First Quarter                                      10-1/4                     4-5/8
Second Quarter                                      8-3/8                     3-11/16
Third Quarter                                       7                         4-7/8
Fourth Quarter                                      7-3/4                     3-9/16

      As of March 10, 1998, there were approximately 336 shareholders of record. The Company believes that shares of the Company's Common Stock held in bank, money management, institution and brokerage house "nominee" names may account for an estimated 7,700 additional beneficial holders.

      The Company has never paid cash dividends on its Common Stock. The Company currently intends to retain any earnings to finance future growth and therefore does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA.

      The selected financial data presented below for each year in the five-year period ended December 31, 1997 have been derived from the Company's financial statements, which have been audited by Arthur Andersen LLP, independent public accountants. This data should be read in conjunction with the financial statements, related notes, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other financial information included elsewhere in this Form 10-K.

                                          1993          1994          1995          1996          1997
                                      -----------   -----------   -----------   -----------   -----------
STATEMENTS OF OPERATIONS DATA:
Revenues:
 Collaborative research and           $   187,071   $ 1,314,334   $ 1,023,438   $ 1,881,833   $   747,532
  development, license fees and
  product sales
 Interest and other income                 81,218        91,591       216,865       528,583       566,686
                                      -----------   -----------   -----------   -----------   -----------
Total revenues                            268,289     1,405,925     1,240,303     2,410,416     1,314,218

Expenses:
 Research & development                 2,728,224     3,470,122     3,014,125     3,909,793     3,943,390
 Selling, general & administrative      1,820,798     1,591,525     2,308,773     3,665,298     4,845,915
                                      -----------   -----------   -----------   -----------   -----------
Total expenses                          4,549,022     5,061,647     5,322,898     7,575,091     8,789,305
                                      -----------   -----------   -----------   -----------   -----------

Net Loss                              $(4,280,733)  $(3,655,722)  $(4,082,595)  $(5,164,675)  $(7,475,087)
                                      ===========   ===========   ===========   ===========   ===========

Basic net loss per common share(1)    $      (.80)  $      (.46)  $      (.38)  $      (.32)  $      (.43)
                                      ===========   ===========   ===========   ===========   ===========

Weighted average number of              5,319,072     7,951,721    10,733,769    15,900,467    17,512,242
 common shares outstanding(1)         ===========   ===========   ===========   ===========   ===========


                                          1993           1994           1995           1996           1997
                                      -----------    -----------    -----------    -----------    -----------
BALANCE SHEET DATA:

Cash, cash equivalents and            $  2,656,083   $  3,974,237   $ 11,009,310   $  6,770,336   $ 11,067,414
 short-term investments

Working capital                          2,410,014      3,419,323     10,838,756      7,165,462     10,989,534

Total assets                             3,274,708      4,582,194     11,959,203      8,669,861     12,691,773

Accumulated deficit                    (13,237,413)   (16,893,135)   (20,975,730)   (26,140,405)   (33,615,492)

Total stockholders' equity            $  2,855,971   $  3,878,067   $ 11,351,178   $  7,783,984   $ 11,688,674

_____________________
(1) Basic and diluted loss per share are the same for all periods presented. See Note 1 of Notes to Financial Statements.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

Overview

      The Company was incorporated in 1987 to develop, manufacture and market innovative cancer diagnostic products based on its proprietary NMP technology. Matritech has been unprofitable since inception and expects to incur significant operating losses for at least the next several years. For the period from inception to December 31, 1997, the Company incurred a cumulative net loss of approximately $33.6 million.

      In the United States, the Company sells its NMP22/R/ Test Kit through its own direct sales force, and in March 1998 entered into a distribution agreement with CMS granting CMS the right, co-exclusive with Matritech, to distribute the NMP22 Test Kit to hospitals and commercial laboratories within the U.S. Outside the United States, the Company sells the NMP22 Test Kit through distributors. The Company entered into agreements with several new distributors in Europe and the Far East in the second half of 1996. The Company's 1996 product revenue includes initial stocking orders of the NMP22 Test Kit from such new distributors. Accordingly, 1997 product revenue decreased as the Company's distributors utilized inventory of the NMP22 Test Kit for market launches around the world. See "Factors that may Affect Results - Fluctuating Operating Results."

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1997 COMPARED WITH YEAR ENDED DECEMBER 31, 1996
-----------------------------------------------------------------------

       Product sales, collaborative research and development revenue and license fees decreased to $748,000 for the year ended December 31, 1997 from $1,882,000 for the year ended December 31, 1996. Revenue from product sales decreased to $602,000 for the year ended December 31, 1997 from $1,678,000 for the year ended December 31, 1996. This decrease primarily reflects initial stocking orders of the NMP22 Test Kit that were made by new distributors in 1996 which were not repeated in 1997. Product revenue may fluctuate from quarter to quarter and from year to year based on the timing of distributors' orders for the NMP22/R/ Test Kits. Matritech's revenue from collaborative research and development for the year ended December 31, 1997 and 1996 was $140,000 and $120,000, respectively, consisting of milestone revenue from a funded development agreement with Bayer. Matritech also received $6,000 in SBIR funding during the year ended December 31, 1997 for its NuMA Tumor Marker project and $84,000 in SBIR funding for its cancer therapy development project during the year ended December 31, 1996.

       Interest and other income was $567,000 for the year ended December 31, 1997 and $528,000 for the year ended December 31, 1996. The increase was due to higher average cash balances available for investment and higher interest rates in 1997 as compared to 1996.

       Research and development expenses increased slightly to $3,943,000 for the year ended December 31, 1997 from $3,910,000 for 1996. The increase was primarily due to costs associated with product development personnel, consultants, reagents and supplies for the Company's colon and cervical cancer projects.

       Selling, general and administrative expenses increased to $4,846,000 for the year ended December 31, 1997 from $3,665,000 for the year ended December 31, 1996. The increase is due to the augmentation of the sales force for the NMP22 Test Kit, increased public relations and media relations consulting fees and fees associated with the inclusion of the Company on the Nasdaq National Market system. The increase in selling expenses for the NMP22 Test Kit is primarily attributable to increased staffing in sales, including recruitment, travel, administrative supplies and promotional materials for the Company's sales representatives for NMP22 in the United States, as well as, increased expenditures on clinical marketing programs and consultants with clinical expertise. In April 1997, the Company issued a warrant to a public relations consultant. The Company will expense the value of the warrant, $500,000, ratably over the one year term of its agreement with such consultant. The Company expensed $350,000 of the value of this warrant in the year ended December 31, 1997. During 1996, the Company expensed approximately $209,000 of costs associated with a proposed public offering which the Company elected not to complete.

       The Company incurred a net loss of $7,475,000 for the year ended December 31, 1997 as compared with a net loss of $5,165,000 for the year ended December 31, 1996. The increased loss resulted primarily from decreased revenues and increased sales and marketing expenses for the NMP22 Test Kit for bladder cancer.

YEAR ENDED DECEMBER 31, 1996 COMPARED WITH YEAR ENDED DECEMBER 31, 1995
-----------------------------------------------------------------------

       Product sales, collaborative research and development revenue and license fees increased to $1,882,000 for the year ended December 31, 1996 from $1,023,000 for the year ended December 31, 1995. Revenue from product sales increased to 1,678,000 for the year ended December 31, 1996 as compared to $343,000 in 1995. This increase was primarily due to worldwide sales of the Company's NMP22/R/ Test Kit for bladder cancer which was approved for sale in the United States by the FDA in July 1996. Revenue generated from collaborative research and development and license fees in the year ended December 31, 1996 consisted of $120,000 in milestone payments from a funded development agreement with Bayer, and $84,000 in SBIR funding for the Company's cancer therapy development project. Collaborative research and development revenue and license fees in the year ended December 31, 1995 consisted of $280,000 in license fees from a marketing agreement, which was terminated in June 1996, with Boehringer Ingelheim International GmbH ("BII"), $210,000 from a funded development agreement with Bayer and $190,000 in SBIR funding for the Company's prostate, colon and cancer therapy development projects.

       Interest and other income was $528,000 for the year ended December 31, 1996 and $217,000 for the year ended December 31, 1995. The increase was due to significantly higher average cash balances available for investment throughout 1996 as compared to 1995 resulting from financings during the third and fourth quarters of 1995.

       Research and development expenses increased to $3,910,000 for the year ended December 31, 1996 from $3,014,000 for the year ended December 31, 1995. The increase is primarily due to the scale-up of product manufacturing for the Company's NMP22 Test Kit for bladder cancer, and to a lesser extent, increased personnel cost in the research department, and costs associated with the initial stages of clinical trials for the Company's colon cancer test which began in October of 1996.

       Selling, general and administrative expenses increased to $3,665,000 for the year ended December 31, 1996 from $2,309,000 for the year ended December 31, 1995. During 1996, the Company expensed approximately $209,000 of costs associated with a proposed public offering which the

Company elected not to complete. Excluding these expenses, selling, general and administrative expenses increased primarily from sales and marketing personnel costs, the termination of the Company's former distributor in Europe and the establishment of marketing programs to promote the Company's products worldwide. The balance of the increase is primarily related to increased salaries, professional fees and expenses associated with termination of the Company's former lease for its Cambridge facility.

       The Company incurred a net loss of $5,165,000 for the year ended December 31, 1996, as compared to a net loss of $4,083,000 for the year ended December 31, 1995. The increased loss resulted primarily from increased sales, marketing and manufacturing expenses for the NMP22 Test Kit for bladder cancer, and to a lesser extent, the expenses associated with increased research and development and new clinical trial costs and expenses related to the withdrawn public offering, increased professional fees, and termination costs of the Company's former European distributor and the lease at its former Cambridge facility.

LIQUIDITY AND CAPITAL RESOURCES

       Since its inception, the Company has financed its operations primarily through private and public offerings of its securities and through funded development and marketing agreements. At December 31, 1997, 1996 and 1995 the Company had cash and cash equivalents of $11,067,000, $6,770,000 and $11,009,000, respectively, and working capital of $10,990,000, 7,165,000 and
$10,839,000, respectively.   The Company's primary cash infusion in 1997 was
from the private sale of common stock which totaled $10,904,000.   In 1996, the
Company's primary cash infusion was from the exercise of common stock options and warrants which totaled $1,514,000, and in 1995, the Company received its primary cash infusions from the private sale of common stock which totaled $6,658,000, and the exercise of common stock purchase warrants which totaled $4,656,000.

       The Company's operating activities used cash of approximately $6,486,000, $5,505,000 and $4,188,000 for the years ended December 31, 1997, 1996 and 1995, respectively, primarily to fund the Company's operating loss.

       The Company's investing activities used cash of approximately $516,000, $240,000 and $147,000 in the years ended December 31, 1997, 1996 and 1995, respectively, primarily for purchases of computer systems, office and laboratory equipment, leasehold improvements and certain intangible assets. The Company currently estimates that it will acquire approximately $474,000 of capital equipment during the year ended December 31, 1998, consisting primarily of manufacturing and research and development laboratory equipment.

       Financing activities provided cash of approximately $11,299,000, $1,506,000 and $11,371,000 in the years ended December 31, 1997, 1996 and 1995, respectively, primarily from the sale of equity securities, the exercise of stock options and warrants and proceeds from a capital equipment loan in 1997, net of payments of capital lease obligations.

       In August 1997, the Company entered into an equipment line of credit with Phoenix under which it can borrow up to $1,200,000 for equipment purchases. The equipment line of credit converts into a 48 month term note payable. The equipment line of credit and note bear interest at 11.75% and are secured by the underlying equipment. At December 31, 1997, the Company had approximately $914,000 available under the equipment line of credit and converted approximately $286,000 into a term note payable.

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

       The Company's future capital requirements will depend on many factors, including: continued scientific progress in its research and development programs; the magnitude of its research and development programs; progress with clinical trials for its diagnostic products; the magnitude of product sales; the time involved in obtaining regulatory approvals; the costs involved in filing, prosecuting and enforcing patent claims; competing technological and market developments; and the ability of the Company to establish additional development and marketing arrangements to provide funding for research and development and to conduct clinical trials, obtain regulatory approvals, and manufacture and market certain of the Company's products.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS

       The Company's future financial and operational results are subject to a number of material risks and uncertainties that may affect such results or conditions, including:

       History of Operating Losses and Anticipated Future Losses. The Company has incurred operating losses since its inception and expects to incur significant operating losses for at least the next several years. The Company expects to improve operating results in future periods, however, there can be no assurance that the Company will achieve or maintain profitability or that its revenue will grow in the future.

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

       Near-Term Dependence Upon NMP22. The Company anticipates that in the near-term it will be substantially dependent on the success of the NMP22/R/ Test Kit, which was approved for sale in the U.S. by the FDA in 1996 and expects to generate substantially all of its near-term product sales from the sale of NMP22 Test Kits. The Company would experience a material adverse effect on its business, financial condition and results of operations if the NMP22 Test Kit does not achieve wide market acceptance. The remainder of the Company's products are awaiting FDA approval or are in development and there can be no assurance that it will be successful with such regulatory approvals and product development.

       Access to Capital. The Company will consider from time to time various financing alternatives and may seek to raise additional capital through equity or debt financing or by entering into corporate partnering arrangements. There can be no assurance, however, that this funding will be available on terms acceptable to the Company, if at all.

       Year 2000 Compliance. Certain of the Company's internal computer systems are not Year 2000 compliant. Matritech has examined this problem and expects to implement successfully the systems and programming changes necessary to address Year 2000 issues and does not believe the cost of such actions will have a material effect on the Company's results of operations or financial condition. There can be no assurances, however, that there will not be a delay in, or increased costs associated with, the implementation of such changes, and the Company's inability to implement such changes could have an adverse effect on future results of operations. In addition, there can be no assurances that the Company's customers and suppliers will not be adversely affected by their own Year 2000 issues, which may indirectly adversely and materially affect the Company.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

       Not applicable.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

       The information required by this item is contained in the financial statements set forth in Item 14(a) under the caption "Consolidated Financial Statements" as a part of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

       There have been no changes in or disagreements with accountants on accounting or financial disclosure matters during the Company's two most recent fiscal years.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Directors

       The information concerning directors of the Company required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company's fiscal year ended December 31, 1997 under the headings "Occupations of Directors and Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance."

EXECUTIVE OFFICERS

       The information concerning executive officers of the Company required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company's fiscal year ended December 31, 1997 under the headings "Occupations of Directors and Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance."

ITEM 11.  EXECUTIVE COMPENSATION.

       The information required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company's fiscal year ended December 31, 1997, under the heading "Compensation and Other Information Concerning Directors and Officers."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

       The information required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company's fiscal year ended December 31, 1997, under the heading "Securities Ownership of Management and Principal Stockholders."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

       The information, if any, required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission within 120 days after the close of the Company's fiscal year ended December 31, 1997, under the heading "Certain Relationships and Related Transactions."

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)  1.   Consolidated Financial Statements.
          Report of Independent Public Accountants.
          Balance Sheets as of December 31, 1996 and 1997.
          Statements of Operations for the Years ended December 31, 1995, 1996 and 1997.

          Statements of Stockholders' Equity (Deficit) for the years ended December 31, 1995, 1996 and 1997.

          Statements of Cash Flows for the Years ended December 31, 1995, 1996 and 1997.

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

          3.3 Certificate of Amendment dated June 16, 1994, of Amended and Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.2 of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1995 and incorporated herein by reference).

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

         4.1 Description of Capital Stock contained in the Registrant's Amended and Restated Certificate of Incorporation, filed as Exhibits 3.1, 3.3 and 3.4.

        10.1* License Agreement between Matritech and the Massachusetts Institute of Technology dated December 14, 1987, as amended March 15, 1988, December 20, 1989 and March 4, 1992 (filed as
                               Exhibit 10.1 to the Company's Registration
                               Statement No. 33-46158 on Form S-1 and
                               incorporated herein by reference).

        10.2* Development and Supply Agreement between Matritech and Yamanouchi Pharmaceutical Co., Ltd. dated September 27, 1991 (filed as Exhibit 10.4 to the Company's Registration Statement No. 33-46158 on Form S-1 and incorporated herein by reference).

        10.3+ 1988 Stock Plan (filed as Exhibit 10.8 to the Company's Registration Statement No. 33-46158 on Form S-1 and incorporated herein by reference).


        10.4**+                1992 Stock Plan as amended as of June 13, 1997

        10.5+ Amended and Restated 1992 Non-Employee Director Stock Plan as amended as of June 7, 1996 (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1996 and incorporated herein by reference).

        10.6+                  1992 Employee Stock Purchase Plan (filed as
                               Exhibit 10.11 to the Company's Registration
                               Statement No. 33-46158 on Form S-1 and
                               incorporated herein by reference).

        10.7 Second Amended and Restated Registration Rights Agreement dated May 4, 1990, as amended February 26, 1992 (filed as Exhibit 10.13 to the Company's Registration Statement No. 33-46158 on Form S-1 and incorporated herein by reference).

        10.8 Form of Indemnity Agreement with directors (filed as Exhibit 10.14 to the Company's Registration Statement No. 33-46158 on Form S-1 and incorporated herein by reference).

        10.9** Fourth Amendment dated March 18, 1993 to License Agreement between the Company and the Massachusetts Institute of Technology dated December 14, 1987, as amended.

      10.10** Amendment dated November 30, 1992 to Development and Supply Agreement between the Company and Yamanouchi Pharmaceutical Co., Ltd. dated September 27, 1991, as amended.

      10.11* License Agreement between the Company and The Johns Hopkins University dated as of August 4, 1993 (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993 and incorporated herein by reference).

      10.12* Amendment dated June 30, 1993 to Development and Supply Agreement between the Company and Yamanouchi Pharmaceutical Co., Ltd dated September 27, 1991, as amended (filed as Exhibit
                               10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993 and incorporated herein by reference).

       10.13 Amendment dated January 25, 1994 to Development and Supply Agreement between the Company and Yamanouchi Pharmaceutical Co., Ltd dated September 27, 1991, as amended (filed as Exhibit
                               10.22 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference).

       10.14 Fifth Amendment dated April 14, 1994 to License Agreement between the Company and the Massachusetts Institute of Technology dated December 14, 1987 (filed as Exhibit 10.1 to the Company's Form 10-Q for the quarter ended March 31, 1994 and incorporated herein by reference).

       10.15* Exclusive Distribution Agreement between the Company and Konica Corporation dated as of November 9, 1994. (Filed as Exhibit 10.26 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference).


       10.16* License Agreement between the Company and Yale University dated as of March 21, 1995 (filed as
                               Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 and incorporated herein by reference).

       10.17* Development Agreement between the Company and Bayer Corporation dated as of June 13, 1995 (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1995 and incorporated herein by reference).

       10.18 Lease Agreement between the Company and One Nevada Realty Trust dated October 6, 1995 (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1995 and incorporated herein by reference).

       10.19 Sixth Amendment dated March 1, 1996 to License Agreement between Matritech and the Massachusetts Institute of Technology dated December 31, 1987, as amended (filed as Exhibit 10.26 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 and incorporated herein by reference).

       10.20** Senior Loan and Security Agreement No. 0096 between the Company and Phoenix Leasing, Incorporated dated August 29, 1997 including form of Senior Secured Promissory Note between the Company and Phoenix Leasing, Incorporated.

       10.21**++               Distributorship Agreement by and between the
                               Company and Curtis Matheson Scientific, a division of Fisher Scientific Company, L.L.C.
                               dated as of March 19, 1998.

       23**                    Consent of Arthur Andersen LLP.

       27**                    Financial Data Schedule
____________________
 * Confidential Treatment Granted for portions thereof
** Filed herewith
+ Indicates management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report.
++ Confidential Treatment has been requested as to omitted portions pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.

(b)  Reports on Form 8-K.
     Not Applicable

(c)  Exhibits.
     The Company hereby files as exhibits to this Form 10-K those exhibits listed in Item 14(a)(3), above.

(d)  Financial Statement Schedules.
     The Company hereby files as financial statement schedules to this Form 10-K those financial statement schedules listed in Item 14(a)(2), above.

                                MATRITECH, INC.


                         Index to Financial Statements



                                                            PAGE


Report of Independent Public Accountants                     F-2

Balance Sheets as of December 31, 1996 and 1997              F-3

Statements of Operations for the Years Ended
December 31, 1995, 1996 and 1997                             F-4

Statements of Stockholders' Equity for the
Years Ended December 31, 1995, 1996 and 1997                 F-5

Statements of Cash Flows for the Years Ended
December 31, 1995, 1996 and 1997                             F-6

Notes to Financial Statements                                F-7

                   Report of Independent Public Accountants



To Matritech, Inc.:

We have audited the accompanying balance sheets of Matritech, Inc. (a Delaware corporation) as of December 31, 1996 and 1997, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Matritech, Inc. as of December 31, 1996 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



                                                            Arthur Andersen LLP



Boston, Massachusetts
January 22, 1998

                                MATRITECH, INC.

                                Balance Sheets

                                ASSETS

                                                                     DECEMBER 31,
                                                            1996                      1997
Current Assets:
  Cash and cash equivalents                              $   6,770,336              $   11,067,414
  Accounts receivable                                          814,544                     101,941
  Inventories                                                  343,058                     487,360
  Interest receivable and prepaid expenses                     123,401                     127,156
                                                         -------------              --------------
     Total current assets                                    8,051,339                  11,783,871
                                                         -------------              --------------
Property and Equipment, at cost:
  Laboratory equipment                                         949,508                   1,370,929
  Office equipment                                             186,228                     203,214
  Laboratory furniture                                          55,772                      62,739
  Leasehold improvements                                        45,871                      56,981
                                                         -------------              --------------
                                                             1,237,379                   1,693,863

  Less--Accumulated depreciation and amortization              701,769                     872,706
                                                         -------------              --------------
                                                               535,610                     821,157
                                                         -------------              --------------

Other Assets, net                                               82,912                      86,745
                                                         -------------              --------------
                                                         $   8,669,861              $   12,691,773
                                                         =============              ==============

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Current maturities of note payable                     $           -              $       60,733
  Accounts payable                                             422,559                     378,700
  Accrued expenses                                             463,318                     354,904
                                                         -------------              --------------
     Total current liabilities                                 885,877                     794,337
                                                         -------------              --------------
Note Payable, less current maturities                                -                     208,762
                                                         -------------              --------------
Commitments (Note 3)

Stockholders' Equity:
  Preferred stock, $1.00 par value
   Authorized--4,000,000 shares
   Issued and outstanding--none                                      -                           -
  Common stock, $.01 par value
   Authorized--40,000,000 shares
   Issued and outstanding--16,032,734
    shares in 1996 and
     18,566,737 shares in 1997                                 160,327                     185,667
  Additional paid-in capital                                33,764,062                  45,118,499
  Accumulated deficit                                      (26,140,405)                (33,615,492)
                                                         -------------              --------------
     Total stockholders' equity                              7,783,984                  11,688,674
                                                         -------------              --------------
                                                         $   8,669,861              $   12,691,773
                                                         =============              ==============



  The accompanying notes are an integral part of these financial statements.

                                MATRITECH, INC.

                           Statements of Operations


                                                        -----------Years Ended December 31,-----------
                                                          1995            1996         1997
Revenues:
 Collaborative research and development, license         $  1,023,438      $  1,881,833   $    747,532
  fees and product sales
 Interest and other income                                    216,865           528,583        566,686
                                                         ------------      ------------   ------------
                                                            1,240,303         2,410,416      1,314,218
                                                         ------------      ------------   ------------
Expenses:
 Research and development                                   3,014,125         3,909,793      3,943,390
 Selling, general and administrative                        2,308,773         3,665,298      4,845,915
                                                         ------------      ------------   ------------
                                                            5,322,898         7,575,091      8,789,305
                                                         ------------      ------------   ------------
     Net loss                                            $ (4,082,595)     $ (5,164,675)  $ (7,475,087)
                                                         ============      ============   ============
Net Loss per Common Share:
 Basic                                                          $(.38)            $(.32)         $(.43)
                                                                =====             =====          =====
 Diluted                                                        $(.38)            $(.32)         $(.43)
                                                                =====             =====          =====
Weighted Average Number of Common Shares
Outstanding:
 Basic                                                     10,733,769        15,900,467     17,512,242
                                                           ==========        ==========     ==========
 Diluted                                                   10,733,769        15,900,467     17,512,242
                                                           ==========        ==========     ==========



   The accompanying notes are an integral part of these financial statements.

                                MATRITECH, INC.

                      STATEMENTS OF STOCKHOLDERS' EQUITY



                                      COMMON STOCK           ADDITIONAL                                            TOTAL
                                 NUMBER                       PAID-IN         DEFERRED      ACCUMULATED          STOCKHOLDERS'
                                 OF SHARES     PAR VALUE      CAPITAL        COMPENSATION      DEFICIT              EQUITY
Balance, December 31, 1994       9,768,370    $  97,684     $ 20,688,840     $   (15,322)    $ (16,893,135)     $  3,878,067
 Sale of common stock, net of
  commissions and issuance
  costs of $241,789              3,000,000       30,000        6,628,211               -                 -         6,658,211
 Exercise of common stock
  purchase warrants, net of      2,342,373       23,424        4,632,980               -                 -         4,656,404
  commissions and issuance
  costs of $168,884
 Exercise of common stock
  options                           72,663          726           53,674               -                 -            54,400
 Issuance of common stock under
  employee stock purchase plan      10,721          107           18,655               -                 -            18,762
 Redemption of common stock
  purchase warrants                      -            -             (400)              -                 -              (400)

 Amortization of deferred
  compensation, net of option
  forfeitures                            -            -          153,007          15,322                 -           168,329

 Net loss                                -            -                -               -        (4,082,595)       (4,082,595)
                               -----------    ---------     ------------     -----------     -------------      ------------

Balance, December 31, 1995      15,194,127      151,941       32,174,967               -       (20,975,730)       11,351,178
 Exercise of common stock
  options                          104,294        1,043          181,359               -                 -           182,402
 Exercise of common stock
  purchase warrants                728,453        7,284        1,324,790               -                 -         1,332,074
 Issuance of common stock under
  employee stock purchase plan       5,860           59           10,196               -                 -            10,255
 Compensation related to
  issuance of common stock
  options                                -            -           72,750               -                 -            72,750
 Net loss                                -            -                -               -        (5,164,675)       (5,164,675)
                               -----------    ---------     ------------     -----------     -------------      ------------
Balance, December 31, 1996      16,032,734      160,327       33,764,062               -       (26,140,405)        7,783,984
 Sale of common stock, net of
  commissions and issuance
  costs of $92,430               2,457,609       24,576       10,879,492               -                 -        10,904,068
 exercise of common stock
  options                           12,878          128           27,525               -                 -            27,653
 Exercise of common stock
  purchase warrants                 55,895          560           70,822               -                 -            71,382
 Issuance of common stock under
  employee stock purchase plan       7,621           76           26,598               -                 -            26,674
 Compensation related to
  issuance of common stock
  warrants                               -            -          350,000               -                 -           350,000
 Net loss                                -            -                -               -        (7,475,087)       (7,475,087)
                               -----------    ---------     ------------     -----------     -------------      ------------
Balance, December 31, 1997      18,566,737    $ 185,667     $ 45,118,499     $         -     $ (33,615,492)     $ 11,688,674
                               ===========    =========     ============     ===========      ============      ============

   The accompanying notes are an integral part of these financial statements.

                                MATRITECH, INC.

                           Statements of Cash Flows

                                                    ------------Years Ended December 31,------------
                                                          1995            1996              1997
Cash Flows from Operating Activities:
 Net loss                                          $   (4,082,595)     $   (5,164,675)   $   (7,475,087)
 Adjustments to reconcile net loss to net cash
 used in operating activities
  Depreciation and amortization                           112,158             133,952           226,924
  Operating expense related to issuance of common
  stock warrant                                                 -                   -           350,000
  Amortization of deferred compensation                   168,329                   -                 -
  Compensation related to issuance of common
  stock options                                                 -              72,750                 -
  Changes in assets and liabilities
    Accounts receivable                                  (110,467)           (701,405)          712,603
    Inventories                                          (138,552)           (150,673)         (144,302)
    Interest receivable and prepaid expenses              (57,626)              8,546            (3,755)
    Accounts payable                                      142,290              81,999           (43,859)
    Accrued expenses                                       23,352             249,140          (108,414)
    Deferred revenue                                     (245,100)            (34,900)                -
                                                   --------------      --------------    --------------
      Net cash used in operating activities            (4,188,211)         (5,505,266)       (6,485,890)
                                                   --------------      --------------    --------------
Cash Flows from Investing Activities:
  Purchase of property and equipment                      (91,792)           (285,386)         (456,484)
  (Increase) decrease in other assets                     (55,657)             45,334           (59,820)
                                                   --------------      --------------    --------------
      Net cash used in investing activities              (147,449)           (240,052)         (516,304)
                                                   --------------      --------------    --------------

Cash Flows from Financing Activities:
  Proceeds from note payable                                    -                   -           288,376
  Proceeds from sale of common stock and warrants       6,658,211                   -        10,904,068
  Proceeds from the exercise of common stock
   purchase warrants                                    4,656,404           1,332,074            71,382
  Proceeds from exercise of common stock options           54,400             182,402            27,653
  Proceeds from issuance of common stock under
   employee stock purchase plan                            18,762              10,255            26,674
  Payments on redemption of warrants                         (400)                  -                 -
  Payments on note payable                                (16,644)            (18,387)          (18,881)
                                                   --------------      --------------    --------------
      Net cash provided by financing activities        11,370,733           1,506,344        11,299,272
                                                   --------------      --------------    --------------
Increase (Decrease) in Cash and Cash Equivalents        7,035,073          (4,238,974)        4,297,078
Cash and Cash Equivalents, beginning of year            3,974,237          11,009,310         6,770,336
                                                   --------------      --------------    --------------
Cash and Cash Equivalents, end of year             $   11,009,310      $    6,770,336    $   11,067,414
                                                   ==============      ==============    ==============
Supplemental Disclosure of Cash Flow Information:
  Cash paid during the year for interest           $            -      $            -    $        5,420
                                                   ===============     ===============   ==============



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

     In 1995, the Company began to sell its NMP22(R) Test Kits for bladder cancer in certain countries in Europe through a distributor. In 1996, the Company received FDA approval to begin selling the NMP22 Test Kit for bladder cancer in the United States.

     The accompanying financial statements reflect the application of certain accounting policies as described in this note and elsewhere in the accompanying financial statements and notes.


     (a)  Revenue Recognition

          The Company recognizes revenue from product sales upon shipment; collaborative research and development arrangements as milestones are achieved; revenue from nonrefundable license agreements upon the signing of the agreement; and revenue from research grants as earned.


     (b)  Cash and Cash Equivalents

          The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company applies Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Under SFAS No. 115, securities that the Company has the positive intent and ability to hold to maturity are reported at amortized cost, which approximates fair market value, and are classified as held-to-maturity. These securities include cash and cash equivalents, which consist of auction market preferred stocks, money market accounts and repurchase agreements at December 31, 1996 and 1997.

                                MATRITECH, INC.

                         NOTES TO FINANCIAL STATEMENTS

                                  (Continued)

   (c)  Inventories


        Inventories are stated at the lower of cost or market and consist of the following:



                                                 DECEMBER 31,

                                              1996           1997

           Raw materials                    $189,101        $305,241
           Work-in-process                     2,337           6,634
           Finished goods                    151,620         175,485
                                            --------        --------
                                            $343,058        $487,360
                                            ========        ========

   (d)  Depreciation and Amortization

        The Company provides for depreciation and amortization using accelerated and straight-line methods by charges to operations in amounts that allocate the cost of property and equipment over their estimated useful lives as follows:


               ASSET CLASSIFICATION       USEFUL LIFE

               Laboratory equipment         10 years
               Office equipment              5 years
               Laboratory furniture          5 years
               Leasehold improvements     Life of lease


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

                                MATRITECH, INC.

                         NOTES TO FINANCIAL STATEMENTS

                                  (Continued)

        the Company to credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The Company places its investments in highly rated financial institutions and investment-grade securities. The Company has not experienced any losses on its investments to date.


   (g)  Disclosure of Fair Value of Financial Instruments

        The Company's financial instruments consist mainly of cash and cash equivalents, accounts receivable, accounts payable and note payable. The carrying amounts of the Company's financial instruments approximate fair value.

   (h)  Research and Development

        Research and development expenses in the accompanying statements of operations are expensed as incurred and include both funded and unfunded research and development expenses.

   (i)  Net Loss per Common Share

        In March 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings per Share, which established new standards for calculating and presenting earnings per share. Basic net loss per common share was computed by dividing net loss by the weighted average number of common shares outstanding during the year. Diluted loss per share is the same as basic loss per share as the effects of common stock equivalents are antidilutive. This accounting change had no effect on the Company's historical net loss per common share.

   (j)  Postretirement Benefits

        The Company has no obligations for postretirement benefits.


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

                                MATRITECH, INC.

                         NOTES TO FINANCIAL STATEMENTS

                                  (Continued)

     The Company's net deferred tax asset consists of the following:


                                                                 DECEMBER 31,
                                                            1996             1997

      Net operating loss carryforwards                   $  9,122,000    $  10,874,000
      Capitalized research and development expenses         1,407,000        2,670,000
      Tax credits                                           1,203,000        1,376,000
      Temporary differences                                   (59,000)         (37,000)
                                                         ------------    -------------
        Net deferred tax asset                             11,673,000       14,883,000
      Valuation allowance                                 (11,673,000)     (14,883,000)
                                                         ------------    -------------
                                                         $          -    $           -
                                                         =============   ==============



     At December 31, 1997, the Company had net operating loss carryforwards for tax purposes of approximately $27,184,000, which expire through 2011. The Company also has certain tax credits available to offset future federal and state income taxes, if any. Net operating loss carryforwards and credits are subject to review and possible adjustments by the Internal Revenue Service, and they may be limited in the event of certain cumulative changes in the ownership interests of significant stockholders over a three-year period in excess of 50%.

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

(3)  Lease Commitments

     The Company leases office and laboratory facilities and certain equipment under operating leases that expire through 2000. Annual commitments under these operating leases are as follows:


               YEAR          AMOUNT
               1998         $264,000
               1999          249,000
               2000          242,000
                            --------
                            $755,000
                            ========

     Rent expense for the years ended December 31, 1995, 1996 and 1997 was approximately $371,000, $333,000 and $275,000, respectively.

                                MATRITECH, INC.

                         NOTES TO FINANCIAL STATEMENTS

                                  (Continued)



(4)  Note Payable

     In August 1997, the Company entered into an equipment line of credit under which it can borrow up to $1,200,000 for equipment purchases. The equipment line of credit converts into a 48 month term note payable. The equipment line of credit and note bear interest at 11.75% and are secured by the underlying equipment. At December 31, 1997, the Company had approximately $914,000 available under the equipment line of credit and converted approximately $286,000 into a term note payable. Payments under the term note payable are as follows:


                  DECEMBER 31,           AMOUNT

                       1998             $60,733
                       1999              68,271
                       2000              76,745
                       2001              63,746
                                        --------
                                        $269,495
                                        ========

(5)  Common Stock

     (a)  Sales of Common Stock

          In May 1997, the Company completed a private placement of 2,200,000 shares of common stock at $5 per share resulting in proceeds of approximately $10,904,000, net of commissions and issuance costs. In connection with the private placement, the Company issued to the placement agent 257,609 shares of common stock and a warrant to purchase 245,761 shares of common stock at $5 per share. During 1997, 5,530 of these warrants were exercised for 1,395 shares of common stock.

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

                                MATRITECH, INC.

                         NOTES TO FINANCIAL STATEMENTS

                                  (Continued)


          In connection with the September 1994 private placement, the Company issued a warrant to purchase 234,637 units at an exercise price equal to $2.25 per unit to the placement agent (Placement Agent Warrants). Each Placement Agent Warrant converts into one share of common stock and one Class B nonredeemable common stock purchase warrant. During 1996, 214,637 of the Placement Agent Warrants and 204,637 of the underlying Class B non redeemable common stock purchase warrants were exercised for net proceeds of $756,886, pursuant to which the Company issued 400,693 shares of common stock. At December 31, 1997, there are 20,000 Placement Agent Warrants and 10,000 Class B nonredeemable common stock purchase warrants outstanding.

     (b)  Warrants

          In connection with certain of the Company's financings, the Company issued warrants to purchase common stock. The exercise price and number of shares issuable pursuant to certain warrants are subject to further adjustment for dilutive events, as defined. The following table summarizes all of the Company's outstanding warrants (exclusive of the warrants discussed in Note 5(a)) and their attributes as of December 31, 1997:


                                         NUMBER OF        EXERCISE      EXPIRATION
                  GRANT DATE              WARRANTS         PRICE           DATE
                  August 1993              10,000           $1.80       August 1998
                  April 1997              150,000           $6.50       April 2002


          During 1997, 69,560 warrants were exercised, pursuant to which 54,500 shares of common stock were issued for proceeds of $71,382. In 1996, 419,356 warrants were exercised, pursuant to which 327,760 shares were issued for proceeds of $575,188.

          In April 1997, the Company issued a warrant for the purchase of up to 150,000 shares of the Company's common stock for a price of $6.50 per share to a public relations consultant. In accordance with SFAS No. 123, these warrants were valued at approximately $500,000. The Company will expense the warrant value ratably over the one-year term of the agreement. As of December 31, 1997, the Company expensed $350,000 as a component of selling, general and administrative expenses on the accompanying statement of operations.


     (c)  Stock Option and Purchase Plans

          The Company has granted incentive and nonqualified options under its 1988 and 1992 option plans and the 1992 Directors' Plan. All option grants, prices and vesting periods are determined by the Board of Directors. Incentive stock options must be granted at a price not less than the fair market value on the date of grant.

                                MATRITECH, INC.

                         NOTES TO FINANCIAL STATEMENTS

                                  (Continued)


     There are 581,189 common shares available for future grants under existing option plans at December 31, 1997. The following table summarizes stock option activity:

                                                        NUMBER          OPTION PRICE PER
                                                      OF OPTIONS            SHARE

         Options outstanding, December 31, 1994            377,114       $  .82-$  5.00
           Granted                                         162,762          .83-   3.63
           Exercised                                       (91,652)         .83-   2.00
           Terminated                                      (10,100)        1.76-   3.38
                                                         ---------       --------------
         Options outstanding, December 31, 1995            438,124          .82-   5.00
           Granted                                         624,649         3.63-  13.13
           Exercised                                      (104,294)         .82-   3.38
           Terminated                                      (38,701)        1.81-  13.13
                                                         ---------       --------------
         Options outstanding, December 31, 1996            919,778          .82-  13.13
           Granted                                         195,671         4.00-   8.06
           Exercised                                       (12,878)        1.37-   4.00
           Terminated                                      (55,626)        1.81-  12.00
                                                         ---------       --------------
         Options outstanding, December 31, 1997          1,046,945       $.  82-$ 13.13
                                                         =========       ==============
         Options exercisable, December 31, 1997            483,438       $  .82-$ 13.13
                                                         =========       ==============

  --------------------------OPTIONS OUTSTANDING---------------------------      OPTIONS EXERCISABLE
                                                    WEIGHTED
                                                     AVERAGE
                                                    REMAINING       WEIGHTED                     WEIGHTED
                                                   CONTRACTUAL       AVERAGE                     AVERAGE
             RANGE OF EXERCISE       NUMBER          LIFE (IN         EXERCISE      NUMBER       EXERCISE
                   PRICE           OUTSTANDING        YEARS)            PRICE      EXERCISABLE     PRICE

                 $  .82  - $  3.38       279,561        4.91           $ 1.97       266,700       $ 1.98
                   3.62  -    7.87       651,484        9.05             7.04       138,013         7.26
                   8.06  -   13.13       115,900        8.94            10.85        78,725        11.50
                 -----------------     ---------        ----           ------       --------      ------
                      Total            1,046,945        7.93           $ 6.11       483,438       $ 5.04

                                MATRITECH, INC.

                         NOTES TO FINANCIAL STATEMENTS

                                  (Continued)


       The Company has reserved and may issue up to an aggregate of 225,000 shares of common stock under the Employee Stock Purchase Plan. Stock is sold at 85% of fair market value, as defined. At December 31, 1996 and 1997, the Company has accumulated payroll deductions of $26,674 and $26,996, respectively, for the issuance of 7,621 shares and 6,352 shares of common stock, respectively, which are issued in the following year to employees pursuant to the plan. At December 31, 1997, 196,277 shares are available under the plan.

       In October 1995, the Financial Accounting Standards Board (FASB) issued SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 requires the measurement of the fair value of stock options, including stock purchase plans, or warrants granted to employees to be included in the statement of operations or disclosed in the notes to financial statements. The Company has determined that it will continue to account for stock-based compensation for employees under Accounting Principles Board Opinion No. 25 and elect the disclosure-only alternative under SFAS No. 123. The Company has computed the pro forma disclosures required under SFAS No. 123 for options granted in 1996 and 1997 and stock issued pursuant to the stock purchase plan using the Black-Scholes option pricing model prescribed by SFAS No. 123. The weighted average assumptions used for 1996 and 1997 are as follows:


                                                 1996                1997

           Risk-free interest rate              5.54%-6.83%        5.83%-6.86%
           Expected dividend yield                   -                 -
           Expected life                          7 years           7 years
           Expected volatility                       80%              65%


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

       The total fair value of the options granted during 1995, 1996 and 1997 was computed as approximately $157,000, $4,065,000 and $819,000, respectively. Of these amounts, approximately $27,000, $196,000 and $1,130,000 would be charged to operations for the years ended December 31, 1995, 1996 and 1997, respectively. The remaining amount, approximately $3,688,000, would be amortized over the remaining vesting period of the underlying options. The resulting pro forma compensation expense may not be representative of the amount to be expected in future years as pro forma compensation expense may vary based upon the number of options granted.

                                MATRITECH, INC.

                         NOTES TO FINANCIAL STATEMENTS

                                  (Continued)


       The pro forma net loss and pro forma net loss per common share presented below have been computed assuming no tax benefit. The effect of a tax benefit has not been considered since a substantial portion of the stock options granted are incentive stock options and the Company does not anticipate a future deduction associated with the exercise of these stock options.

       The pro forma effect of SFAS No. 123 for the years ended December 31, 1995, 1996 and 1997 is as follows:


                                                                 1995

                                                   AS REPORTED          PRO FORMA
       Net loss                                    $(4,082,595)      $(4,110,014)
                                                   ===========       ===========
       Basic net loss per share                          $(.38)            $(.38)
                                                         =====             =====

                                                                1996

                                                  AS REPORTED          PRO FORMA
       Net loss                                    $(5,164,675)       $(5,360,717)
                                                   ===========        ===========
       Basic net loss per share                          $(.32)             $(.34)
                                                         =====              =====

                                                                 1997

                                                    AS REPORTED       PRO FORMA
       Basic net loss                               $(7,475,087)      $(8,605,405)
                                                    ===========       ===========
       Basic net loss per share                           $(.43)            $(.49)
                                                          =====             =====



   (d)  Reserved Shares


        As of December 31, 1997, the following shares of common stock were reserved and available for future issuance:


                1988 and 1992 Stock Option Plans                   1,413,134
                1992 Employee Stock Purchase Plan                    196,277
                Exercise of warrants outstanding                     450,231
                1992 Director Stock Option Plan                      215,000
                                                                   ---------
                                                                   2,274,642
                                                                   =========

                                MATRITECH, INC.

                         NOTES TO FINANCIAL STATEMENTS

                                  (Continued)


(6)  License Agreement



     (a)  MIT License Agreement

          MIT has granted the Company a worldwide exclusive license to certain technology, which was extended when the Company obtained FDA approval of its first cancer diagnostic product in 1996, until the expiration of all patent rights in 2006. Pursuant to the license agreement, the Company pays royalties on the sales of products incorporating the licensed technology.


     (b)  Regents of the University of California License

          In April 1997, the Company entered into a worldwide nonexclusive license for certain biological materials with the Regents of the University of California. Pursuant to the license agreement, the Company is required to pay a $50,000 annual license and maintenance fee.

          Additionally, the Company is required to pay royalties on the sale of products incorporating the licensed technology and is subject to minimum annual royalties. The Company paid $50,000 in the year ended December 31, 1997.

(7) Distribution and Equity Purchase Agreements with Boehringer Ingelheim International

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

                                MATRITECH, INC.

                         NOTES TO FINANCIAL STATEMENTS

                                  (Continued)

(8)  Joint Development and Distribution with Bayer


     In 1995, Matritech signed a joint development and distribution agreement with Bayer and received an initial payment of $150,000. Under the terms of the agreement, Bayer has provided funding to Matritech for the identification of cervical cancer-specific NMPs and the development of monoclonal antibodies which recognize malignant and pre-malignant or dysplastic cervical cancer cells. Under the terms of the agreement with Bayer, it is contemplated that this antibody, or another with similar or improved accuracy, will be used in clinical laboratories, in conjunction with instruments developed by Bayer, to automate the review and evaluation of cancerous cervical cells. Under the terms of the Company's agreement with Bayer, Bayer has the option, upon payment to Matritech, to acquire exclusive worldwide rights to distribute the cervical cancer assay for automated systems and non-exclusive worldwide rights for a manual assay product. If Bayer exercises its option, it would purchase components from Matritech and would pay Matritech a percentage of Bayer's net selling price. In the years ended December 31, 1995, 1996 and 1997, the Company recorded revenues of $210,000, $120,000 and $140,000, respectively.

(9)  Significant Revenue from Third Parties

     The Company received revenue of greater than 10% of total collaborative research and development, license fees and product sales from the following number of customers during the following periods:

                               SIGNIFICANT                  Percentage of Revenues
                                CUSTOMERS     --------------------Customer--------------------

                                              A         B         C         D         E         F
      Year ended December
      31, 1995                    2           -        27%        21%       -         -         -
      Year ended December                                          -                 11%       13%
      31, 1996                    4          16%        -                  21%
      Year ended December                               -         19%       -         -
      31, 1997                    2           -                                                18%



     The Company had accounts receivable balances greater than 10% of total accounts receivable from the following customers as of December 31, 1996 and 1997:


                                      PERCENTAGE OF TOTAL ACCOUNTS RECEIVABLE
                               CUSTOMER A      CUSTOMER C   CUSTOMER D      CUSTOMER F
     As of December 31,
             1996               14%               -            35%              20%
             1997               -               53%             -                -



                                MATRITECH, INC.

                         NOTES TO FINANCIAL STATEMENTS

                                  (Continued)

(10)  Geographic Information

      Product sales by geographic destination as a percentage of total product sales are as follows:

                                                 YEARS ENDED
                                         1995           1996       1997
              Europe                    20.1%          41.5%         37.0%
              Japan                     45.9           31.5          1.4
              United States             26.9           24.0         41.9
              All other                  7.1            3.0         19.7
                                      ------         ------       ------
                                       100.0%         100.0%       100.0%
                                      ======         ======       ======


      Product sales were $343,000, $1,678,000 and $602,000 in the years ended December 31, 1995, 1996 and 1997, respectively.


(11)  Accrued Expenses


      Accrued expenses consist of the following:



                                              DECEMBER 31,
                                          1996             1997
      Clinical trials costs               $239,782       $134,798
      Payroll and related costs             82,095        120,371
      Professional fees                     43,575         52,027
      Printing and design costs             26,301         43,600
      Other                                 71,565          4,108
                                          --------       --------
                                          $463,318       $354,904
                                          ========       ========

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Newton, Commonwealth of Massachusetts, on the 27th day of March, 1998.

                              MATRITECH, INC.


                              By: /s/ Stephen D. Chubb
                                  ---------------------------------------
                                  Stephen D. Chubb
                                  Director, Chairman and Chief Executive Officer

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.


Signature                               Title                    Date
---------                               -----                    ----

/s/ Stephen D. Chubb       Director, Chairman and           March 27, 1998
------------------------   Chief Executive Officer
Stephen D. Chubb           (Principal Executive and
                           Financial Officer)


/s/ David L. Corbet        Director, President and          March 27, 1998
-------------------------  Chief Operating Officer
David L. Corbet

/s/ Leslie R. Teso         Vice President, Finance,         March 27, 1998
-------------------------  Secretary and Treasurer
Leslie R. Teso             (Principal Accounting Officer)


/s/ J. Robert Buchanan     Director                         March 27, 1998
-------------------------
J. Robert Buchanan

/s/ Thomas R. Morse        Director                         March 27, 1998
-------------------------
Thomas R. Morse

/s/ David Rubinfien        Director                         March 27, 1998
-------------------------
David Rubinfien

/s/ T. Stephen Thompson    Director                         March 27, 1998
-------------------------
T. Stephen Thompson

/s/ C. William Zadel       Director                         March 27, 1998
-------------------------
C. William Zadel

                                 EXHIBIT INDEX
                                 -------------

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

          3.3 Certificate of Amendment dated June 16, 1994, of Amended and Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.2 of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1995 and incorporated herein by reference).

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

          4.1 Description of Capital Stock contained in the Registrant's Amended and Restated Certificate of Incorporation, filed as Exhibits 3.1, 3.3 and 3.4.

         10.1* License Agreement between Matritech and the Massachusetts Institute of Technology dated December 14, 1987, as amended March 15, 1988, December 20, 1989 and March 4, 1992 (filed as
                               Exhibit 10.1 to the Company's Registration
                               Statement No. 33-46158 on Form S-1 and
                               incorporated herein by reference).

         10.2* Development and Supply Agreement between Matritech and Yamanouchi Pharmaceutical Co., Ltd. dated September 27, 1991 (filed as Exhibit 10.4 to the Company's Registration Statement No. 33-46158 on Form S-1 and incorporated herein by reference).

         10.3+ 1988 Stock Plan (filed as Exhibit 10.8 to the Company's Registration Statement No. 33-46158 on Form S-1 and incorporated herein by reference).

         10.4**+               1992 Stock Plan as amended as of June 13, 1997

          10.5+ Amended and Restated 1992 Non-Employee Director Stock Plan as amended as of June 7, 1996 (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1996 and incorporated herein by reference).

          10.6+                1992 Employee Stock Purchase Plan (filed as
                               Exhibit 10.11 to the Company's Registration
                               Statement No. 33-46158 on Form S-1 and
                               incorporated herein by reference).

          10.7 Second Amended and Restated Registration Rights Agreement dated May 4, 1990, as amended February 26, 1992 (filed as Exhibit 10.13 to the Company's Registration Statement No. 33-46158 on Form S-1 and incorporated herein by reference).

          10.8 Form of Indemnity Agreement with directors (filed as Exhibit 10.14 to the Company's Registration Statement No. 33-46158 on Form S-1 and incorporated herein by reference).

          10.9** Fourth Amendment dated March 18, 1993 to License Agreement between the Company and the Massachusetts Institute of Technology dated December 14, 1987, as amended.

          10.10** Amendment dated November 30, 1992 to Development and Supply Agreement between the Company and Yamanouchi Pharmaceutical Co., Ltd. dated September 27, 1991, as amended.

          10.11* License Agreement between the Company and The Johns Hopkins University dated as of August 4, 1993 (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993 and incorporated herein by reference).

          10.12* Amendment dated June 30, 1993 to Development and Supply Agreement between the Company and Yamanouchi Pharmaceutical Co., Ltd dated September 27, 1991, as amended (filed as Exhibit
                               10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993 and incorporated herein by reference).

          10.13 Amendment dated January 25, 1994 to Development and Supply Agreement between the Company and Yamanouchi Pharmaceutical Co., Ltd dated September 27, 1991, as amended (filed as Exhibit
                               10.22 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference).

         10.14 Fifth Amendment dated April 14, 1994 to License Agreement between the Company and the Massachusetts Institute of Technology dated December 14, 1987 (filed as Exhibit 10.1 to the Company's Form 10-Q for the quarter ended March 31, 1994 and incorporated herein by reference).

         10.15* Exclusive Distribution Agreement between the Company and Konica Corporation dated as of November 9, 1994. (Filed as Exhibit 10.26 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference).

         10.16* License Agreement between the Company and Yale University dated as of March 21, 1995 (filed as
                               Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 and incorporated herein by reference).

         10.17* Development Agreement between the Company and Bayer Corporation dated as of June 13, 1995 (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1995 and incorporated herein by reference).

         10.18 Lease Agreement between the Company and One Nevada Realty Trust dated October 6, 1995 (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1995 and incorporated herein by reference).

         10.19 Sixth Amendment dated March 1, 1996 to License Agreement between Matritech and the Massachusetts Institute of Technology dated December 31, 1987, as amended (filed as Exhibit 10.26 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 and incorporated herein by reference).

         10.20** Senior Loan and Security Agreement No. 0096 between the Company and Phoenix Leasing, Incorporated dated August 29, 1997 including form of Senior Secured Promissory Note between the Company and Phoenix Leasing, Incorporated.

         10.21**++             Distributorship Agreement by and between the
                               Company and Curtis Matheson Scientific, a division of Fisher Scientific Company, L.L.C.
                               dated as of March 19, 1998.

          23**                 Consent of Arthur Andersen LLP.

          27**                 Financial Data Schedule

____________________
 * Confidential Treatment Granted for portions thereof
** Filed herewith
+ Indicates management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report. ++ Confidential Treatment has been requested as to omitted portions pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.