Form 10-Q
period 1998-03-31
MATRITECH INC/DE/
filed 1998-05-13
CIK 884847

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q



X   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
-   Act of 1934:
    For the quarterly period ended March 31, 1998
                                       OR
__ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934:
    For the transition period from _______to_______

    Commission file number: 0-12128


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

                330 NEVADA STREET, NEWTON, MASSACHUSETTS 02416
                ----------------------------------------------
             (Address of Principal Executive Offices)  (Zip Code)

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

     As of May 4, 1998 there were 18,596,054 shares of Common Stock outstanding.

                   The Exhibit Index is located on Page 15.

                                MATRITECH, INC.

                                     INDEX

PART I     FINANCIAL INFORMATION
                                                                         Page
                                                                         ----
  Item 1.  Financial Statements

           Balance Sheets as of December 31, 1997
           and March 31, 1998                                              3

           Statements of Operations for the three-month periods ended
           March 31, 1997 and 1998                                         5

           Statements of Cash Flows for the three-month periods ended
           March 31, 1997 and 1998                                         6

           Notes to Financial Statements                                   8

  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS                   9

PART II    OTHER INFORMATION



  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                13

  SIGNATURES                                                               14

                        PART I. - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
                                MATRITECH, INC.

                                 BALANCE SHEETS
                                     ASSETS

                                                    DECEMBER 31,               MARCH 31,
                                                       1997                     1998
                                                    -----------             -----------
                                                                            (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                         $11,067,414             $ 9,283,946
  Accounts receivable                                   101,941                 191,863
  Inventories                                           487,360                 443,944
  Prepaid expenses                                      127,156                  94,191
                                                    -----------             -----------
        Total current assets                         11,783,871              10,013,944
                                                    -----------             -----------
PROPERTY AND EQUIPMENT, at cost:
  Laboratory equipment                                1,370,929               1,386,656
  Office equipment                                      203,214                 208,810
  Laboratory furniture                                   62,739                  62,739
  Leasehold improvements                                 56,981                  56,981
                                                   ------------            ------------
                                                      1,693,863               1,715,186
       Less-Accumulated depreciation
              and amortization                          872,706                 921,511
                                                   ------------            ------------
                                                        821,157                 793,675
                                                   ------------            ------------

OTHER ASSETS, net                                        86,745                  73,269
                                                   ------------            ------------
                                                    $12,691,773             $10,880,888
                                                   ============            ============


                SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                                MATRITECH, INC.
                                 BALANCE SHEETS
                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                     DECEMBER 31,                 MARCH 31,
                                                                        1997                       1998
                                                                    ------------               ------------
                                                                                                 (Unaudited)
CURRENT LIABILITIES:
    Current maturities of note payable                              $     60,733               $     62,536
    Accounts payable                                                     378,700                    405,273
    Accrued expenses                                                     354,904                    434,002
                                                                    ------------               ------------
         Total current liabilities                                       794,337                    901,811
                                                                    ------------               ------------

NOTE PAYABLE, LESS CURRENT MATURITIES                                    208,762                    192,435
                                                                    ------------               ------------
STOCKHOLDERS' EQUITY:

          Preferred stock, $1.00 par value -
               Authorized - 4,000,000 shares
               Issued and outstanding - none                                 ---                        ---
          Common stock, $.01 par value -
              Authorized -- 40,000,000 shares
              Issued and outstanding -- 18,566,737
              shares at December 31, 1997, and
              18,593,564 shares at March 31, 1998                        185,667                    185,936
          Additional paid-in capital                                  45,118,499                 45,276,654
          Accumulated deficit                                        (33,615,492)               (35,675,948)
                                                                    ------------               ------------
            Total stockholders' equity                                11,688,674                  9,786,642
                                                                    ------------               ------------
                                                                    $ 12,691,773               $ 10,880,888
                                                                    ============               ============

                SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                                MATRITECH, INC.
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                              THREE MONTHS ENDED
                                   MARCH 31,

                                              1997                       1998
                                          -----------               -----------
REVENUES:
  Product sales, collaborative
     research and development revenue
     and license fees                     $   225,175               $   264,495
Interest and other income                      83,783                   146,460
                                          -----------               -----------
                                              308,958                   410,955
                                          -----------               -----------

EXPENSES:
  Research and
     development                              896,391                 1,039,955
  Selling, general and
     administrative                           935,166                 1,431,456
                                          -----------               -----------
                                            1,831,557                 2,471,411
                                          -----------               -----------

               Net Loss                   $(1,522,599)              $(2,060,456)
                                          ===========               ===========

BASIC/DILUTED LOSS PER SHARE                    $(.09)                    $(.11)
                                          ===========               ===========

BASIC/DILUTED WEIGHTED AVERAGE
     NUMBER OF
     COMMON
     SHARES
     OUTSTANDING                           16,041,146                18,579,383
                                          ===========               ===========

                SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                                MATRITECH, INC.
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                              THREE MONTHS ENDED
                                   MARCH 31,

                                                              1997                        1998
                                                           -----------                 -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Loss                                              $(1,522,599)                $(2,060,456)
     Adjustments to reconcile net loss to
      net cash used in operating activities -
        Depreciation and amortization                           35,964                      62,281
          Operating expense related to
           issuance of common stock warrant                        ---                     112,500
        Changes in assets and liabilities -
          Accounts receivable                                  455,123                     (89,922)
          Inventories                                          (67,569)                     43,416
          Prepaid expenses                                      (3,952)                     32,965
          Accounts payable                                     (60,559)                     26,573
          Accrued expenses                                     180,826                      79,098
                                                           -----------                 -----------

            Net cash used in operating activities             (982,766)                 (1,793,545)
                                                           -----------                 -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
          Purchases of property and equipment                  (20,189)                    (21,323)
                                                           -----------                 -----------
            Net cash used in investing activities              (20,189)                    (21,323)
                                                           -----------                 -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
          Proceeds from exercise of common
           stock options                                        29,755                      45,924


                SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                                MATRITECH, INC.
                      STATEMENTS OF CASH FLOWS (continued)
                                  (UNAUDITED)

                              THREE MONTHS ENDED
                                   MARCH 31,

                                                       1997                       1998
                                                      -----------               -----------
     Payments on note payable                                 ---               $   (14,524)
                                                      -----------               -----------
                  Net cash provided by
                    financing activities                   29,755                    31,400
                                                      -----------               -----------
NET DECREASE IN CASH  AND
  CASH EQUIVALENTS                                       (973,200)               (1,783,468)

CASH AND CASH EQUIVALENTS, BEGINNING
  OF PERIOD                                             6,770,336                11,067,414
                                                      -----------               -----------
CASH AND CASH EQUIVALENTS, END OF
    PERIOD                                            $ 5,797,136               $ 9,283,946
                                                      ===========               ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
   Cash paid during the period for interest           $         -               $    7, 779
                                                      ===========               ===========


                SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                                MATRITECH, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. Operations and Basis of Presentation
---------------------------------------

       Matritech, Inc. (the "Company") was incorporated on October 29, 1987 to develop, produce and distribute products for the diagnosis and potential treatment of cancer based on its proprietary nuclear matrix protein technology. This technology was licensed to the Company by the Massachusetts Institute of Technology ("MIT").

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

       The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and include, in the opinion of management, all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation of interim period results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The results for the interim periods presented are not necessarily indicative of results to be expected for any future period. It is suggested that these condensed financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 filed with the SEC (File No. 0-12128).

2. Cash Equivalents
-------------------

       Cash equivalents are short-term, highly liquid investments with original maturities of less than three months. The Company's cash equivalents primarily consisted of auction market preferred stocks, money market accounts and repurchase agreements at December 31, 1997 and March 31, 1998. The Company classifies its investments in accordance with Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" (SFAS No.
115).

3.  Inventories
----------------

       Inventories are stated at the lower of cost or market and consist of the following:

                                  December 31,        March 31,
                                         1997             1998
       Raw materials                $305,241          $295,755
       Work-in-process                 6,634             8,149
       Finished goods                175,485           140,040
                                    ________          ________
                                    $487,360          $443,944
                                    ========          ========

4. Net Loss Per Common Share
----------------------------

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

5. Bayer Agreement
------------------

       Matritech has regained all marketing and product rights which had been granted to Bayer Corporation in the 1995 cervical cancer development and supply agreement between the two companies. In December 1997, Matritech submitted pre-clinical evaluation data to Bayer which had been providing partial funding for this project. After a period of discussion between the two companies, Bayer elected not to proceed with the project. Bayer's option to develop and launch an automated cervical cancer instrument for use with NMP179 has terminated and Bayer is no longer obligated to provide further funding towards the commercialization of the system.

6. New Accounting Pronouncements
--------------------------------

       Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." This Statement requires that all items recognized under accounting standards as components of comprehensive earnings be reported in an annual financial statement. It also requires that an entity classify items of other comprehensive earnings (e.g., foreign currency translation adjustments and unrealized gains and losses on certain marketable securities) by their nature in an annual financial statement. The Company's total comprehensive loss for the three month periods ended March 31, 1998 and 1997 were the same as reported net loss for those periods.

       In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"). SOP 98-5 provides guidance on the financial reporting of start-up costs and organization cost. It requires costs of start-up
activities and organization costs to be expensed as incurred.   The Company does
not believe that the impact of SOP 98-5 will have a material impact on its financial statements.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       The Company was incorporated in 1987 to develop, manufacture and market innovative cancer diagnostic products based on its proprietary NMP technology. Matritech has been unprofitable since inception and expects to incur significant operating losses for at least the next several years. For the period from inception to March 31, 1998, the Company incurred a cumulative net loss of approximately $36 million.

       In the United States, the Company sells its NMP22(R) Test Kit through its own direct sales force, and in March 1998 entered into a distribution agreement with Curtin Matheson Scientific, a division of Fisher Scientific Company,
L.L.C. ("CMS") granting CMS the right, co-exclusive with Matritech, to distribute the NMP22 Test Kit to hospitals and commercial laboratories within the United States. Outside the United States, the Company sells the NMP22 Test Kit through distributors.

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED MARCH 31, 1998 COMPARED WITH THREE MONTHS ENDED MARCH 31,
----------------------------------------------------------------------------
1997
----

       Product sales, collaborative research and development revenue and license fees increased to $264,000 for the quarter ended March 31, 1998 from $225,000 for the quarter ended March 31, 1997. Revenue from product sales increased to $209,000 for the quarter ended March 31, 1998 as compared to $165,000 in the first quarter of 1997 due to increased sales of the NMP22(R) Test Kit in the United States. During the first quarter of 1997 the Company recorded $60,000 in milestone revenue related to a funded development agreement with Bayer Corporation ("Bayer") which was terminated in March 1998 and during the first quarter of 1998 recorded $55,000 in SBIR funding for the Company's NuMA tumor marker project.

       Interest and other income was $146,000 for the quarter ended March 31, 1998 and $84,000 for the quarter ended March 31, 1997. The increase was due to higher average cash balances available for investment and higher interest rates in the first quarter of 1998 as compared to the first quarter of 1997.

       Research and development expenses increased to $1,040,000 for the quarter ended March 31, 1998 from $896,000 for the quarter ended March 31, 1997. The increase is primarily related to (i) increased costs associated with product development personnel, reagents and supplies for the Company's colon and cervical cancer projects and (ii) increased staffing of clinical affairs personnel to manage the Company's colon cancer FDA submission and the NMP22 screening trial and its related site management costs including travel to the sites.

       Selling, general and administrative expenses increased to $1,431,000 for the quarter ended March 31, 1998 from $935,000 for the quarter ended March 31, 1997. The increase was primarily due to increased advertising agency fees and to a lesser extent, marketing personnel costs in both the U. S. and Europe. In April 1997, the Company issued a warrant to a public relations consultant. The Company will expense the value of the warrant, $500,000, ratably over the one year term of its agreement with such consultant. The Company expensed $112,500 of the value of this warrant during the quarter ended March 31, 1998. The balance of the increase relates to professional fees for investor and media relations and Nasdaq National Market fees.

       The Company incurred a net loss of $2,060,000 for the quarter ended March 31, 1998, as compared to a net loss of $1,523,000 for the quarter ended March 31, 1997. The increased loss was primarily the result of increased marketing expenses for the NMP22 Test Kit, professional fees, and to a lesser extent increased product development costs associated with the colon and cervical cancer projects and clinical affairs.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

       Since its inception, the Company has financed its operations primarily through private and public offerings of its securities and through funded development and marketing agreements. At December 31, 1997 and March 31, 1998 the Company had cash and cash equivalents of $11,067,000 and $9,284,000 respectively, and working capital of $10,990,000 and $9,112,000, respectively. The Company's primary cash infusion in 1997 was from the private sale of common stock which totaled $10,904,000.

       The Company's operating activities used cash of approximately $983,000, and $1,794,000 for the three-month periods ended March 31, 1997 and 1998, respectively, primarily to fund the Company's operating loss.

       The Company's investing activities used cash of approximately $20,000 and $21,000 in the three-month periods ended March 31, 1997 and 1998, respectively, for the purchase of computer systems and office and laboratory equipment. The Company currently estimates that it will acquire approximately $453,000 of capital equipment during 1998, consisting primarily of laboratory equipment.

       Financing activities provided cash of approximately $30,000 in the three-month period ended March 31, 1997, from the exercise of common stock options. Financing activities provided cash of approximately $31,000 in the three-month period ended March 31, 1998, primarily from the exercise of stock options net of equipment loan payments.

       In August 1997, the Company entered into an equipment line of credit with Phoenix Leasing, Incorporated under which it can borrow up to $1,200,000 for equipment purchases. The equipment line of credit converts into a 48 month term note payable. The equipment line of credit and note bear interest at 11.75% and are secured by the underlying equipment. At March 31, 1998, the Company had approximately $914,000 available under the equipment line of credit and converted approximately $286,000 into a term note payable.

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

       The Company is actively seeking additional long-term funding for its operations from various sources including collaborative arrangements and additional public or private financings. The Company anticipates that its existing capital resources including working capital and interest thereon will satisfy its capital needs at least through 1998. The foregoing forward-looking statement is subject to uncertainties and there can be no assurance that the Company's needs may not change. See "Factors that may Affect Future Results-Access to Capital." The survival of the Company in the long term, however, is dependent on its ability to generate revenue from sales of its products. There can be no assurance that such additional funding will be available on terms acceptable to the Company, if at all, or that in the long term, the Company will be able to generate sufficient revenue to achieve and maintain profitability.


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

       Near-Term Dependence Upon NMP22. The Company anticipates that in the near-term it will be substantially dependent on the success of the NMP22(R) Test Kit, which was approved for sale in the U.S. by the FDA in 1996 and expects to generate substantially all of its near-term product sales from the sale of NMP22 Test Kits. The Company would experience a material adverse effect on its business, financial condition and results of operations if the NMP22 Test Kit does not achieve wide market acceptance. The remainder of the Company's products are awaiting FDA approval or are in development and there can be no assurance that it will be successful with such regulatory approvals and product development.

       Access to Capital. The Company will consider from time to time various financing alternatives and may seek to raise additional capital through equity or debt financing or by entering into corporate partnering arrangements. There can be no assurance, however, that this funding will be available on terms acceptable to the Company, if at all.

       Year 2000 Compliance. Certain of the Company's internal computer systems are not Year 2000 compliant. Matritech has examined this problem and expects to implement successfully the systems and programming changes necessary to address Year 2000 issues and does not believe the cost of such actions will have a material effect on the Company's results of operations or financial condition. There can be no assurances, however, that there will not be a delay in, or increased costs associated with, the implementation of such changes, and the Company's inability to implement such changes could have an adverse effect on future results of operations. In addition, there can be no assurance that the Company's customers and suppliers will not be adversely affected by their own Year 2000 issues, which may indirectly adversely and materially affect the Company.

                         PART II.  - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

         (a)  Exhibits:
              --------

                 27  Financial Data Schedule

         (b) No reports on Form 8-K were filed during the quarter ended March 31, 1998.

                                  SIGNATURES
                                  ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  MATRITECH, INC.


Date:  May 11, 1998               By: /s/ Stephen D. Chubb
                                       _______________________
                                       Stephen D. Chubb
                                       Chairman and Chief
                                       Executive Officer
                                       (principal executive
                                       and financial officer)



Date:  May 11, 1998               By: /s/ Leslie R. Teso
                                      ________________________
                                      Leslie R. Teso
                                      Vice President, Finance,
                                      Secretary and Treasurer
                                      (principal accounting officer)

                                 EXHIBIT INDEX

Exhibit
Number            Description                         Page
------            -----------                         ----


27                Financial Data Schedule.            16