Form 10-Q
period 1998-06-30
MATRITECH INC/DE/
filed 1998-08-13
CIK 884847

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


(Mark One)

X  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
-  Act of 1934.
   For the quarterly period ended June 30, 1998
                                       OR
__ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
   Act of 1934.
   For the transition period from _______to_______

   Commission file number: 0-12128


                                MATRITECH, INC.
                                ---------------
            (Exact Name of Registrant as Specified in Its Charter)


     DELAWARE                                          04-2985132
     --------                                          ----------
     (State or Other                                   (I.R.S. Employer
     Jurisdiction of                                   Identification No.)
     Incorporation or
     Organization)

                330 NEVADA STREET, NEWTON, MASSACHUSETTS   02460
              ---------------------------------------------------
             (Address of Principal Executive Offices)  (Zip Code)

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

     As of August 4, 1998 there were 18,616,602 shares of Common Stock outstanding.

                   The Exhibit Index is located on Page 17.

                                MATRITECH, INC.

                                     INDEX

PART I       FINANCIAL INFORMATION
                                                                        Page
                                                                        ----

  ITEM 1. FINANCIAL STATEMENTS

     Balance Sheets as of December 31, 1997
     and June 30, 1998                                                    3


     Statements of Operations for the three and six-month periods ended
     June 30, 1997 and 1998                                               5

     Statements of Cash Flows for the six-month periods ended
     June 30, 1997 and 1998                                               6

     Notes to Financial Statements                                        8

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS                  9


PART II      OTHER INFORMATION

  ITEM 4.  SUBMISSON OF MATTERS TO A VOTE OF SECURITY HOLDERS             14

  ITEM 5.  OTHER INFORMATION                                              14

  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                               15

  SIGNATURES                                                              16

                        PART I. - FINANCIAL INFORMATION



ITEM 1. FINANCIAL STATEMENTS
        --------------------
                                MATRITECH, INC.

                                BALANCE SHEETS
                                    ASSETS

                                                    DECEMBER 31,              JUNE 30,
                                                       1997                    1998
                                                      ----                     ----
                                                                           (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                         $11,067,414              $7,273,171
  Accounts receivable                                   101,941                 202,722
  Inventories                                           487,360                 397,834
  Prepaid expenses                                      127,156                  97,781
                                                    -----------              ----------
        Total current assets                         11,783,871               7,971,508
                                                    -----------              ----------


PROPERTY AND EQUIPMENT, at cost:
  Laboratory equipment                                1,370,929               1,394,653
  Office equipment                                      203,214                 208,810
  Laboratory furniture                                   62,739                  62,739
  Leasehold improvements                                 56,981                  56,981
                                                    -----------              ----------
                                                      1,693,863               1,723,183
       Less-Accumulated depreciation
              and amortization                          872,706                 969,475
                                                    -----------              ----------
                                                        821,157                 753,708
                                                    -----------              ----------

OTHER ASSETS, net                                        86,745                  68,452
                                                    -----------              ----------
                                                    $12,691,773              $8,793,668
                                                    ===========              ==========

                SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                                MATRITECH, INC.
                                 BALANCE SHEETS
                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                    DECEMBER 31,                  JUNE 30,
                                                                        1997                       1998
                                                                        ----                       ----
                                                                                                (Unaudited)
CURRENT LIABILITIES:
    Current maturities of note payable                              $     60,733                $     64,392
    Accounts payable                                                     378,700                     272,171
    Accrued expenses                                                     354,904                     499,825
                                                                    ------------                ------------
            Total current liabilities                                    794,337                     836,388
                                                                    ------------                ------------


NOTE PAYABLE, LESS CURRENT MATURITIES                                    208,762                     175,624
                                                                    ------------                ------------
STOCKHOLDERS' EQUITY:

          Preferred stock, $1.00 par value -
               Authorized - 4,000,000 shares
               Issued and outstanding - none                                 ---                         ---
          Common stock, $.01 par value -
              Authorized -- 40,000,000 shares
              Issued and outstanding -- 18,566,737
              shares at December 31, 1997, and
              18,608,867 shares at June 30, 1998                         185,667                     186,088

          Additional paid-in capital                                  45,118,499                  45,334,714
          Accumulated deficit                                        (33,615,492)                (37,739,146)
                                                                    ------------                ------------
            Total stockholders' equity                                11,688,674                   7,781,656
                                                                    ------------                ------------
                                                                    $ 12,691,773                $  8,793,668
                                                                    ============                ============


                SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                                MATRITECH, INC.
                           STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                    JUNE 30,                                 JUNE 30,
                                             1997                1998                 1997                1998
                                             ----                ----                 ----                ----
REVENUES:
  Product sales, collaborative
     research and development revenue
     and license fees                    $   151,403          $   269,008          $   376,578        $   533,503
  Interest and other income                  102,970              128,017              186,753            274,477
                                         -----------          -----------          -----------        -----------
                                             254,373              397,025              563,331            807,980
                                         -----------          -----------          -----------        -----------

EXPENSES:
  Research and
     development                             965,878            1,114,608            1,862,269          2,154,563
  Selling, general and
     administrative                        1,375,678            1,345,411            2,310,844          2,776,866
                                         -----------          -----------          -----------        -----------
                                           2,341,556            2,460,019            4,173,113          4,931,429
                                         -----------          -----------          -----------        -----------

               Net Loss                  $(2,087,183)         $(2,062,994)         $(3,609,782)       $(4,123,449)
                                         ===========          ===========          ===========        ===========

BASIC/DILUTED LOSS PER SHARE             $      (.12)         $      (.11)         $      (.22)       $      (.22)
                                         ===========          ===========          ===========        ===========

BASIC/DILUTED WEIGHTED AVERAGE
     NUMBER OF
     COMMON
     SHARES
     OUTSTANDING                          16,899,740           18,605,554           16,470,442         18,592,468
                                         ===========          ===========          ===========        ===========


                SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                                MATRITECH, INC.
                           STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                   SIX MONTHS ENDED
                                                                         JUNE 30,
                                                              1997                        1998
                                                              ----                        ----

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Loss                                              $(3,609,782)                $(4,123,449)
     Adjustments to reconcile net loss to
      net cash used in operating activities -
        Depreciation and amortization                           50,184                     115,062
        Operating expense related to
            issuance of common stock warrant                   100,000                     150,000

        Changes in assets and liabilities -
           Accounts receivable                                 538,126                    (100,781)
           Inventories                                         (81,666)                     89,526
           Prepaid expenses                                    (10,667)                     29,375
           Accounts payable                                    187,419                    (106,529)
           Accrued expenses                                    176,642                     144,921
                                                           -----------                 -----------
                 Net cash used in operating
                 activities                                 (2,649,744)                 (3,801,875)
                                                           -----------                 -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
           Purchases of property and
            equipment                                         (249,036)                    (29,320)
                                                           -----------                 -----------
                 Net cash used in
                 investing activities                         (249,036)                    (29,320)
                                                           -----------                 -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from sale of common stock
      and exercise of common stock options                  10,954,958                      66,431



                SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                                MATRITECH, INC.
                     STATEMENTS OF CASH FLOWS (continued)
                                  (UNAUDITED)



                                                                        SIX MONTHS ENDED
                                                                            JUNE 30,
                                                                 1997                        1998
                                                                 ----                        ----
 Payments on note payable                                           ---              $       (29,479)
                                                            ---------------          ---------------

   Net cash provided by financing activities                     10,954,958                   36,952
                                                            ---------------          ---------------

NET INCREASE (DECREASE) IN CASH  AND
  CASH EQUIVALENTS                                                8,056,178               (3,794,243)

CASH AND CASH EQUIVALENTS, BEGINNING
  OF PERIOD                                                       6,770,336               11,067,414
                                                            ---------------          ---------------

CASH AND CASH EQUIVALENTS, END OF
    PERIOD                                                  $    14,826,514          $     7,273,171
                                                            ===============          ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
   Cash paid during the period for interest                 $  -                     $        15,127
                                                            ===============          ===============




                SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                                MATRITECH, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. Operations and Basis of Presentation
---------------------------------------

       Matritech, Inc. ( the "Company") was incorporated on October 29, 1987 to develop, produce and distribute products for the diagnosis and potential treatment of cancer based on its proprietary nuclear matrix protein technology. This technology was licensed to the Company by the Massachusetts Institute of Technology ("MIT").

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

2. Cash Equivalents
-------------------

       Cash equivalents are short-term, highly liquid investments with original maturities of less than three months. The Company's cash equivalents primarily consisted of auction market preferred stocks, money market accounts and repurchase agreements at December 31, 1997 and June 30, 1998. The Company classifies its investments in accordance with Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" (SFAS No.
115).

3.  Inventories
----------------

       Inventories are stated at the lower of cost or market and consist of the following:

                                                   December 31,               June 30,
                                                       1997                     1998
       Raw materials                                 $305,241                  $274,959
       Work-in-process                                  6,634                     7,193
       Finished goods                                 175,485                   115,682
                                                 ____________               ___________
                                                     $487,360                  $397,834
                                                 ============               ===========

4. Net Loss Per Common Share
----------------------------

       In March 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings per Share, which established new standards for calculating and presenting earnings per share. Basic net loss per common share was computed by dividing net loss by the weighted average number of common shares outstanding during the year. Diluted loss per share is the same as basic loss per share as the effects of potential common stock are antidilutive. This accounting change had no effect on the Company's historical net loss per common share.

5. New Accounting Pronouncements
--------------------------------

       Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." This Statement requires that all items recognized under accounting standards as components of comprehensive earnings be reported in an annual financial statement. It also requires that an entity classify items of other comprehensive earnings (e.g., foreign currency translation adjustments and unrealized gains and losses on certain marketable securities) by their nature in an annual financial statement. The Company's total comprehensive loss for the three month periods ended June 30, 1998 and 1997 were the same as reported net loss for those periods.

       In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"). SOP 98-5 provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up
activities and organization costs to be expensed as incurred.   The Company does
not believe that the impact of SOP 98-5 will have a material impact on its financial statements.


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

       The Company was incorporated in 1987 to develop, manufacture and market innovative cancer diagnostic products based on its proprietary NMP technology. Matritech has been unprofitable since inception and expects to incur significant operating losses for at least the next several years. For the period from inception to June 30, 1998, the Company incurred a cumulative net loss of approximately $38 million.

       In the United States, the Company sells its NMP22/(R)/ Test Kit through its own direct sales force, and in March 1998 entered into a distribution agreement with Curtin Matheson Scientific, a division of Fisher Scientific Company, L.L.C. ("CMS") granting CMS the right, co-exclusive with Matritech, to distribute the NMP22 Test Kit to hospitals and commercial laboratories within the United States. Outside the United States, the Company sells the NMP22 Test Kit through distributors.

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED JUNE 30, 1998 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1997
-------------------------------------------------------------------------------

       Product sales, collaborative research and development revenue and license fees increased to $269,000 for the quarter ended June 30, 1998 from $151,000 for the quarter ended June 30, 1997. Revenue from product sales increased to $252,000 for the quarter ended June 30, 1998 as compared to $151,000 for the second quarter of 1997 due to increased sales of the NMP22/(R)/ Test Kit in the United States. During the second quarter of 1998 the Company recorded $17,000 in SBIR funding for the Company's NuMA tumor marker project.

       Interest and other income was $128,000 for the quarter ended June 30, 1998 and $103,000 for the quarter ended June 30, 1997. The increase was due to higher average cash balances available for investment and higher interest rates in the second quarter of 1998 as compared to the second quarter of 1997.

       Research and development expenses increased to $1,115,000 for the quarter ended June 30, 1998 from $966,000 for the quarter ended June 30, 1997. The increase is primarily related to (i) increased costs associated with product development personnel, reagents and supplies for the Company's colon and cervical cancer projects and (ii) increased staffing of clinical affairs personnel to manage the Company's colon cancer FDA submissions and the NMP22 screening trial and its related site management costs including travel to the clinical sites.

       Selling, general and administrative expenses decreased slightly to $1,345,000 for the quarter ended June 30, 1998 from $1,376,000 for the quarter ended June 30, 1997. This decrease was due to a reduction in public relations expenses. In April 1997, the Company issued a warrant to a public relations consultant. The Company expensed the value of the warrant, $500,000, ratably over the one year term of its agreement with such consultant. The Company expensed $100,000 and $37,500 of the value of this warrant during the quarters ended June 30, 1997 and 1998, respectively.

       The Company incurred a net loss of $2,063,000 for the quarter ended June 30, 1998, as compared to a net loss of $2,087,000 for the quarter ended June 30, 1997. The decrease in net loss was primarily due to an increase in product revenue partially offset by an increase in research and development expenses.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1997
---------------------------------------------------------------------------

       Product sales, collaborative research and development revenue and license fees increased to $534,000 for the six months ended June 30, 1998 from $377,000 for the six months ended June 30, 1997. Revenue from product sales increased to $461,000 for the six months ended June 30, 1998 as compared to $317,000 for the first two quarters of 1997 due to increased sales of the NMP22/(R)/ Test Kit. During the first two quarters of 1997 the Company recorded $60,000 in milestone revenue related to a funded development agreement with Bayer Corporation ("Bayer") which was terminated in March 1998 and during the first two quarters of 1998 recorded $73,000 in SBIR funding for the Company's NuMA tumor marker project.

       Interest and other income was $274,000 for the six months ended June 30, 1998 and $187,000 for the six months ended June 30, 1997. The increase was due to higher average cash balances available for investment and higher interest rates in the first two quarters of 1998 as compared to the first two quarters of 1997.

       Research and development expenses increased to $2,155,000 for the six months ended June 30, 1998 from $1,862,000 for the six months ended June 30, 1997. The increase is primarily related to (i) increased costs associated with product development personnel, reagents and supplies for the Company's colon and cervical cancer projects and (ii) increased staffing of clinical affairs personnel to manage the Company's colon cancer FDA submission and the NMP22 screening trial and its related site management costs including travel to the clinical sites.

       Selling, general and administrative expenses increased to $2,777,000 for the six months ended June 30, 1998 from $2,311,000 for the six months ended June 30, 1997. The increase was primarily due to increased advertising agency fees and to a lesser extent, marketing personnel costs in both the U. S. and Europe. In April 1997, the Company issued a warrant to a public relations consultant. The Company expensed the value of the warrant, $500,000, ratably over the one year term of its agreement with such consultant. The Company expensed $100,000 and $150,000 of the value of this warrant during the six months ended June 30, 1997 and 1998, respectively. The balance of the increase relates to professional fees for investor and media relations and Nasdaq National Market fees.

       The Company incurred a net loss of $4,123,000 for the six months ended June 30, 1998, as compared to a net loss of $3,610,000 for the six months ended June 30, 1997. The increased loss was primarily the result of increased marketing expenses for the NMP22 Test Kit, professional fees, and to a lesser extent increased product development costs associated with the colon and cervical cancer projects and clinical affairs.



LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

       Since its inception, the Company has financed its operations primarily through private and public offerings of its securities and through funded development and marketing agreements. At December 31, 1997 and June 30, 1998, the Company had cash and cash equivalents of $11,067,000 and $7,273,000 respectively, and working capital of $10,990,000 and $7,135,000, respectively. The Company's primary cash infusion in 1997 was from the private sale of common stock which totaled $10,904,000.

       The Company's operating activities used cash of approximately $2,650,000 and $3,802,000 for the six-month periods ended June 30, 1997 and 1998, respectively, primarily to fund the Company's operating loss.

       The Company's investing activities used cash of approximately $249,000 and $29,000 in the six-month periods ended June 30, 1997 and 1998, respectively, for the purchase of computer systems and office and laboratory equipment. The Company currently estimates that it will acquire approximately $56,000 of capital equipment during the remainder of fiscal 1998, consisting primarily of laboratory equipment and computer hardware.

       Financing activities provided cash of approximately $10,955,000 in the six-month period ended June 30, 1997, from the private sale of common stock and the exercise of common stock options. Financing activities provided cash of approximately $37,000 in the six-month period ended June 30, 1998, primarily from the exercise of stock options net of equipment loan payments.

       In August 1997, the Company entered into an equipment line of credit with Phoenix Leasing, Incorporated under which it can borrow up to $1,200,000 for equipment purchases. The equipment line of credit converts into a 48 month term note payable. The equipment line of credit and note bear interest at 11.75% and are secured by the underlying equipment. At June 30, 1998, the Company had approximately $950,000 available under the equipment line of credit and had converted approximately $250,000 into a term note payable.

       The Company expects to incur continued research and development expenses and other costs, including costs related to clinical studies to commercialize additional products based upon its NMP technology. The Company expects that such costs will increase in the fiscal year ending December 31, 1998 and will result in continued losses from operations. The Company will require substantial additional funds to complete new product development, conduct clinical trials and manufacture and market its products.

       The Company's future capital requirements will depend on many factors, including: continued scientific progress in its research and development programs; the magnitude of its research and development programs; progress with clinical trials for its diagnostic products; the magnitude of product sales; the time involved in obtaining regulatory approvals; the costs involved in filing, prosecuting and enforcing patent claims; competing technological and market developments; and the ability of the Company to establish additional product development and marketing arrangements to provide funding for research and development and to conduct clinical trials, obtain regulatory approvals, and manufacture and market certain of the Company's products.

       The Company is actively seeking additional long-term funding for its operations from various sources including collaborative arrangements and additional public or private financings. The Company anticipates that its existing capital resources including working capital and interest thereon will satisfy its capital needs through 1998. The foregoing forward-looking statement is subject to uncertainties and there can be no assurance that the Company's needs may not change. See "Factors that may Affect Future Results-Access to Capital." The survival of the Company in the long term, however, is dependent on its ability to generate revenue from sales of its products. There can be no assurance that such additional funding will be available on terms acceptable to the Company, if at all, or that in the long term, the Company will be able to generate sufficient revenue to achieve and maintain profitability.


FACTORS THAT MAY AFFECT FUTURE RESULTS.

       The Company's future financial and operational results are subject to a number of material risks and uncertainties that may affect such results or conditions, including:

       History of Operating Losses and Anticipated Future Losses. The Company has incurred operating losses since its inception and expects to incur significant operating losses for at least the next several years. While the Company expects to improve operating results in future periods, there can be no assurance that the Company will achieve or maintain profitability or that its revenue will grow in the future.

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

       Near-Term Dependence Upon NMP22. The Company anticipates that in the near-term it will be substantially dependent on the success of the NMP22/(R)/ Test Kit, which was approved for sale in the U.S. by the FDA in 1996 and approved for sale in Japan in 1998 and expects to generate substantially all of its near-term product sales from the sale of NMP22 Test Kits. The Company would experience a material adverse effect on its business, financial condition and results of operations if the NMP22 Test Kit does not achieve wide market acceptance. The remainder of the Company's products are awaiting FDA approval or are in development and there can be no assurance that it will be successful with such regulatory approvals and product development.

       Access to Capital. The Company is currently seeking to raise additional capital and will consider from time to time various financing alternatives, including equity or debt financings and corporate partnering arrangements.
There can be no assurance, however, that this funding will be available on terms acceptable to the Company, if at all. If additional financing is not available, the Company may be required to curtail expenses or take other steps that adversely affect the Company's future performance.

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

                         PART II.  - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

         (a) The annual meeting (the "Annual Meeting") of stockholders of Matritech was held on June 19, 1998.

         (b)  The following directors were elected at the Annual Meeting:

                                            Votes
              Election of Directors     For      Withheld
                                     ----------  --------

              J. Robert Buchanan     16,298,198    92,873
              Stephen D. Chubb       16,283,848   107,223
              David L. Corbet        16,301,298    89,773
              Thomas R. Morse        16,300,898    90,173
              David Rubinfien        16,299,898    91,173
              T. Stephen Thompson    16,301,298    89,773
              C. William Zadel       16,298,798    92,273

         (c) The following other matter was proposed and voted upon as indicated:

                 To ratify the selection of the firm of Arthur Andersen LLP as auditors for the fiscal year ending December 31, 1998. With 16,302,630 voting for, 63,861 shares against, and 24,580 abstaining, the proposal was passed.

ITEM 5.  OTHER INFORMATION
         -----------------

              Proposals of stockholders intended for inclusion in the Proxy Statement to be furnished to all stockholders entitled to vote at the 1999 Annual Meeting of Stockholders pursuant to SEC Rule 14a-8 must be received at the Company's principal executive offices not later than December 30, 1998. The deadline for providing timely notice to the Company of matters that stockholders otherwise desire to introduce at the 1999 Annual Meeting of Stockholders is March 30, 1999. In order to curtail controversy as to the date upon which such written notice is received by the Company, it is suggested that such notice be submitted by Certified Mail, Return Receipt Requested.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

         (a)  Exhibits:
              --------

              27  Financial Data Schedule

         (b)  Reports on Form 8-K:

              On May 20, 1998 the Company filed a Current Report on Form 8-K dated as of May 14, 1998 including Item 5.

              Item 5 reported the following events:

              (i) Matritech, Inc. (the "Company") received a determination from the U.S. Food and Drug Administration ("FDA") that its NuMA/(TM)/ Test Kit for colon cancer did not meet the criteria for 510(k) marketing clearance.

              (ii) Leslie R. Teso, Vice President, Finance, Secretary and
                   Treasurer would be leaving the Company.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          MATRITECH, INC.


Date:  August 13, 1998        By: /s/ Stephen D. Chubb
                                  _______________________
                                   Stephen D. Chubb
                                   Chairman and Chief
                                   Executive Officer
                                   (principal executive
                                   and financial officer)

                                 EXHIBIT INDEX

Exhibit
Number                       Description
------                       -----------


27                      Financial Data Schedule