Form 10-Q
period 1998-09-30
MATRITECH INC/DE/
filed 1998-11-13
CIK 884847

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


(Mark One)



 X  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
---
    Act of 1934.
    For the quarterly period ended September 30, 1998

                                      OR

    Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
---
    Act of 1934.
    For the transition period from _______ to _______


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


                 330 NEVADA STREET, NEWTON, MASSACHUSETTS 02460
                 ----------------------------------------------
              (Address of Principal Executive Offices)  (Zip Code)

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

     As of November 10, 1998 there were 18,626,602 shares of Common Stock outstanding.


                   The Exhibit Index is located on Page 17.

                                MATRITECH, INC.


                                     INDEX


PART I       FINANCIAL INFORMATION

                                                                        Page
                                                                        ----


     ITEM 1. FINANCIAL STATEMENTS

             Balance Sheets as of December 31, 1997
             and September 30, 1998                                       3


             Statements of Operations for the three and nine-month
             periods ended September 30, 1997 and 1998                    5


             Statements of Cash Flows for the nine-month periods
             ended September 30, 1997 and 1998                            6


             Notes to Financial Statements                                8


     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS                9


PART II      OTHER INFORMATION

     ITEM 5. OTHER INFORMATION                                           15

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                            15

     SIGNATURES                                                          16

                        PART I. - FINANCIAL INFORMATION



ITEM 1. FINANCIAL STATEMENTS
        --------------------

                                MATRITECH, INC.


                                BALANCE SHEETS
                                    ASSETS


                                             DECEMBER 31,              SEPTEMBER 30,
                                                 1997                      1998
                                             ------------              -------------
                                               (AUDITED)                (UNAUDITED)

CURRENT ASSETS:
  Cash and cash equivalents                  $ 11,067,414              $   5,619,386
  Accounts receivable                             101,941                    232,629
  Inventories                                     487,360                    338,652
  Prepaid expenses                                127,156                     76,777
                                             ------------              -------------
        Total current assets                   11,783,871                  6,267,444
                                             ------------              -------------

PROPERTY AND EQUIPMENT, at cost:
  Laboratory equipment                          1,370,929                  1,418,133
  Office equipment                                203,214                    212,698
  Laboratory furniture                             62,739                     62,739
  Leasehold improvements                           56,981                     56,981
                                             ------------              -------------
                                                1,693,863                  1,750,551

        Less-Accumulated depreciation
            and amortization                      872,706                  1,017,683
                                             ------------              -------------
                                                  821,157                    732,868
                                             ------------              -------------

OTHER ASSETS                                       86,745                     68,452
                                             ------------              -------------
                                             $ 12,691,773              $   7,068,764
                                             ============              =============

                SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                                MATRITECH, INC.
                                BALANCE SHEETS
                     LIABILITIES AND STOCKHOLDERS' EQUITY


                                             DECEMBER 31,              SEPTEMBER 30,
                                                 1997                      1998
                                             ------------              -------------
                                               (AUDITED)                (UNAUDITED)

CURRENT LIABILITIES:
    Current maturities of note payable       $     60,733               $     66,303
    Accounts payable                              378,700                    204,488
    Accrued expenses                              354,904                    632,734
                                             ------------              -------------

       Total current liabilities                  794,337                    903,525
                                             ------------              -------------

NOTE PAYABLE, LESS CURRENT MATURITIES             208,762                    158,314
                                             ------------              -------------

STOCKHOLDERS' EQUITY:

        Preferred stock, $1.00 par value -
          Authorized - 4,000,000 shares
          Issued and outstanding - none                --                         --
        Common stock, $.01 par value -
          Authorized -- 40,000,000 shares
          Issued and outstanding -- 18,566,737
          shares at December 31, 1997, and
          18,626,602 shares at
          September 30, 1998                      185,667                    186,266

        Additional paid-in capital             45,118,499                 45,364,731
        Accumulated deficit                   (33,615,492)               (39,544,072)
                                             ------------              -------------
           Total stockholders' equity          11,688,674                  6,006,925
                                             ------------              -------------
                                             $ 12,691,773              $   7,068,764
                                             ============              =============

                SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                                MATRITECH, INC.
                           STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                       THREE MONTHS ENDED             NINE MONTHS ENDED
                                                          SEPTEMBER 30,                 SEPTEMBER 30,
                                                          -------------                 -------------
                                                      1997           1998            1997            1998
                                                      ----           ----            ----            ----
REVENUES:
Product sales and collaborative
     research and development
      revenue                                   $   170,839     $   277,601      $   547,417      $   811,104
Interest and other income                           194,796          80,545          381,549          355,022
                                                -----------     -----------      -----------      -----------
                                                    365,635         358,146          928,966        1,166,126
                                                -----------     -----------      -----------      -----------

EXPENSES:
Research and
     development                                  1,117,452         980,273        2,979,721        3,134,836
Selling, general and
     administrative                               1,372,915       1,190,566        3,683,759        3,967,432
                                                -----------     -----------      -----------      -----------
                                                  2,490,367       2,170,839        6,663,480        7,102,268
                                                -----------     -----------      -----------      -----------

               Net Loss                         $(2,124,732)    $(1,812,693)     $(5,734,514)     $(5,936,142)
                                                ===========     ===========      ===========      ===========

BASIC/DILUTED LOSS PER SHARE                    $      (.11)    $      (.10)     $      (.33)     $      (.32)
                                                ===========     ===========      ===========      ===========

BASIC/DILUTED WEIGHTED AVERAGE
NUMBER OF COMMON SHARES OUTSTANDING              18,541,678      18,620,439       17,160,888       18,612,724
                                                ===========     ===========      ===========      ===========


                SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                                MATRITECH, INC.
                           STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                         NINE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                           -------------
                                                       1997            1998
                                                       ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Loss                                     $ (5,734,514)   $ (5,936,142)
     Adjustments to reconcile net loss to net
     cash used in operating activities -
        Depreciation and amortization                   93,817         171,038
        Operating expense related to
         issuance of common stock warrant              225,000         150,000

        Changes in assets and liabilities -
           Accounts receivable                         501,817        (130,688)
           Inventories                                 (93,776)        148,708
           Prepaid expenses                             30,826          50,379
           Accounts payable                             (7,776)       (174,212)
           Accrued expenses                            418,961         277,830
                                                  ------------    ------------

                Net cash used in operating
                 activities                         (4,565,645)     (5,443,087)
                                                  ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment              (355,664)        (56,688)
                                                  ------------    ------------
                Net cash used in
                 investing activities                 (355,664)        (56,688)
                                                  ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from sale of common stock and
      exercise of common stock options              11,029,779          96,625

                SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                                MATRITECH, INC.
                     STATEMENTS OF CASH FLOWS (CONTINUED)
                                  (UNAUDITED)


                                                         NINE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                           -------------
                                                       1997            1998
                                                       ----            ----
Payments on note payable                                    --    $    (44,878)
                                                  ------------    ------------
  Net cash provided by
     financing activities                           11,029,779          51,747
                                                  ------------    ------------

NET INCREASE (DECREASE) IN CASH  AND
  CASH EQUIVALENTS                                   6,108,470      (5,448,028)

CASH AND CASH EQUIVALENTS, BEGINNING
  OF PERIOD                                          6,770,336      11,067,414
                                                  ------------    ------------

CASH AND CASH EQUIVALENTS, END OF
    PERIOD                                        $ 12,878,806    $  5,619,386
                                                  ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
   Cash paid during the period for interest       $         --    $     22,032
                                                  ============    ============

                SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                                MATRITECH, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)


1. Operations and Basis of Presentation
---------------------------------------


       Matritech, Inc. ( the "Company") was incorporated on October 29, 1987 to develop, produce and distribute products for the diagnosis and potential treatment of cancer based on its proprietary nuclear matrix protein ("NMP") technology. This technology was licensed to the Company by the Massachusetts Institute of Technology ("MIT").

       The Company is devoting substantially all of its efforts toward product research and development, raising capital and marketing products. The Company is subject to risks common to companies in similar stages of development, including dependence on key individuals, competition from substitute products and larger companies, the development of commercially usable products and the need to obtain adequate additional financing necessary to fund its operations and to develop its future products.

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


2. Cash Equivalents
-------------------

       Cash equivalents are short-term, highly liquid investments with original maturities of less than three months. The Company's cash equivalents primarily consisted of auction market preferred stocks, money market accounts and repurchase agreements at December 31, 1997 and September 30, 1998. The Company classifies its investments in accordance with Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" (SFAS
No. 115).


3.  Inventories
----------------


       Inventories are stated at the lower of cost or market and consist of the following:



                                         December 31,       September 30,
                                             1997                1998
                                         ------------       -------------
                                           (Audited)          (Unaudited)

Raw materials                               $ 305,241           $ 235,375
Work-in-process                                 6,634              10,479
Finished goods                                175,485              92,798
                                         ------------       -------------
                                            $ 487,360           $ 338,652
                                         ============       =============


4.  Net Loss per Common Share
-----------------------------

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

5. Subsequent Event
-------------------

        On November 10, 1998 the Company amended its Development and Supply Agreement with Yamanouchi Pharmaceutical, Co., Ltd. resulting in the termination of development, supply and marketing rights. In addition, Matritech reacquired all rights under the agreement in exchange for a two-percent royalty on future product sales covered by this agreement, sold in Japan, not to exceed $2,000,000.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

       The Company was incorporated in 1987 to develop, manufacture and market innovative cancer diagnostic products based on its proprietary NMP technology. Matritech has been unprofitable since inception and expects to incur significant operating losses for at least the next several years. For the period from inception to September 30, 1998, the Company incurred a cumulative net loss of approximately $40 million.

       In the United States, the Company sells its NMP22(R) Bladder Cancer Test Kit through its own direct sales force, and in March 1998 entered into a distribution agreement with Curtin Matheson Scientific, a division of Fisher Scientific Company, L.L.C. ("CMS") granting CMS the right, co-exclusive with Matritech, to distribute the NMP22 Bladder Cancer Test Kit to hospitals and commercial laboratories within the United States. Outside the United States, the Company sells the NMP22 Bladder Cancer Test Kit through distributors.


RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED WITH THREE MONTHS ENDED
----------------------------------------------------------------------
SEPTEMBER 30, 1997
------------------

       Revenue from product sales increased to $278,000 for the quarter ended September 30, 1998 as compared to $171,000 for the third quarter of 1997 primarily due to increased sales of the NMP22(R) Bladder Cancer Test Kit in the United States and Europe.

       Interest and other income was $81,000 for the quarter ended September 30, 1998 and $195,000 for the quarter ended September 30, 1997. The decrease was due to lower average cash balances available for investment in the third quarter of 1998 as compared to the third quarter of 1997.

       Research and development expenses decreased to $980,000 for the quarter ended September 30, 1998 from $1,117,000 for the quarter ended September 30, 1997. The decrease is primarily due to a reduction in product development reagents and supplies of $69,000 and a reduction in legal expenses associated with patents of $64,000.

       Selling, general and administrative expenses decreased to $1,191,000 for the quarter ended September 30, 1998 from $1,373,000 for the quarter ended September 30, 1997. The decrease was primarily related to decreased spending on marketing consultants and studies and decreased expenses related to a certain warrant issued to a public relations consultant.

       The Company incurred a net loss of $1,813,000 for the quarter ended September 30, 1998, as compared to a net loss of $2,125,000 for the quarter ended September 30, 1997. The decrease in net loss was due to decreases in research and development expenses and selling, general, and administrative expenses.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED WITH NINE MONTHS ENDED
--------------------------------------------------------------------
SEPTEMBER 30, 1997
------------------

       Product sales and collaborative research and development revenue increased to $811,000 for the nine months ended September 30, 1998 from $547,000 for the nine months ended September 30, 1997. Revenue from product sales increased to $739,000 for the nine months ended September 30, 1998 as compared to $487,000 for the nine months ended September 30, 1997 due primarily to increased sales of the NMP22(R) Bladder Cancer Test Kits in the United States and Europe. During the nine months ended September 30, 1997, the Company recorded $60,000 in milestone revenue related to a funded development agreement with Bayer Corporation ("Bayer") which was terminated in March 1998 and during the first three quarters of 1998, the Company recorded $72,000 in SBIR funding for the Company's NuMA tumor marker project.

       Interest and other income was $355,000 for the nine months ended September 30, 1998 and $382,000 for the nine months ended September 30, 1997. The decrease was due to lower average cash balances available for investment in the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997.

       Research and development expenses increased to $3,135,000 for the nine months ended September 30, 1998 from $2,980,000 for the nine months ended September 30, 1997. The increase is primarily related to increased staffing of clinical affairs personnel to manage the Company's colon cancer FDA submission and the NMP22 screening trial and related site management costs.

       Selling, general and administrative expenses increased to $3,967,000 for the nine months ended September 30, 1998 from $3,684,000 for the nine months ended September 30, 1997. The increase was primarily due to increased advertising agency fees, marketing and sales personnel costs in both the U. S. and Europe, and professional fees for investor and media relations. In April 1997, the Company issued a warrant to a public relations consultant. The Company expensed the value of the warrant, $500,000, ratably over the one-year term of its agreement with such consultant. The Company expensed $225,000 and $150,000 of the value of this warrant during the nine months ended September 30, 1997 and 1998, respectively.

       The Company incurred a net loss of $5,936,000 for the nine months ended September 30, 1998, as compared to a net loss of $5,735,000 for the nine months ended September 30, 1997. The increased net loss was primarily the result of increased marketing expenses for the NMP22 Bladder Cancer Test Kit, professional fees, and to a lesser extent, increased clinical affairs costs associated with the colon cancer project.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

       Since its inception, the Company has financed its operations primarily through private and public offerings of its securities and through funded development and marketing agreements. At December 31, 1997 and September 30, 1998, the Company had cash and cash equivalents of $11,067,000 and $5,619,000 respectively, and working capital of $10,990,000 and $5,364,000, respectively. The Company's primary cash infusion in 1997 was from the private sale of common stock, which totaled $10,915,000.

       The Company's operating activities used cash of approximately $4,566,000 and $5,443,000 for the nine-month periods ended September 30, 1997 and 1998, respectively, primarily to fund the Company's operating loss.

       The Company's investing activities used cash of approximately $356,000 and $57,000 in the nine-month periods ended September 30, 1997 and 1998, respectively, for the purchase of computer systems and office and laboratory equipment. The Company currently estimates that it will acquire less than $10,000 of capital equipment during the remainder of fiscal 1998.

       Financing activities provided cash of approximately $11,030,000 in the nine-month period ended September 30, 1997, from the private sale of common stock and the exercise of common stock options. Financing activities provided cash of approximately $52,000 in the nine-month period ended September 30, 1998, primarily from the exercise of stock options net of equipment loan payments.

       In August 1997, the Company entered into an equipment line of credit with Phoenix Leasing, Incorporated under which it could borrow up to $1,200,000 for equipment purchases. The equipment line of credit has since expired and was converted into a term note on October 20, 1997 totaling $286,000. The term note is payable over 48 months and is secured by the underlying equipment. The term note bears interest at 11.75% and has an outstanding balance of $224,600 on September 30, 1998.

       The Company expects to incur continued research and development expenses and other costs, including costs related to clinical studies to commercialize additional products based upon its NMP technology. The Company will require substantial additional funds to fund operations, complete new product development, conduct clinical trials and manufacture and market its products.

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

       The Company has implemented certain cost-reduction measures to conserve capital resources. Such measures include changing the Company's public relations firm and deferring the hiring of non-essential personnel. The Company believes that such measures will not materially detract from its marketing and sales effort for its FDA-approved product for bladder cancer nor materially affect its existing programs relating to colon, cervical, breast, or prostate cancer product development.

       The Company is also actively seeking additional long-term funding from public and private sources including strategic collaborations and partnerships. There can be no assurance, however, that capital will be available on terms acceptable to the Company, if at all. If the Company uses equity to finance its capital needs, such a financing could result in significant dilution to existing stockholders.

       As of September 30, 1998, the Company had $5,600,000 in cash and cash equivalents. The Company believes that the cash in its Treasury and cash flow from anticipated operating activities may not be sufficient to meet its ongoing obligations beyond mid-1999. If the Company successfully implements its current cost-reduction measures, but is unable to obtain additional financing sufficient to meet its operating needs, the Company would be required to significantly reduce the scope of operations after the second quarter of 1999. If the Company is unable to obtain additional funds from increased product sales or completion of an equity, debt, or strategic financing, the Company has further contingency plans for additional cost reductions which could enable it to continue limited operations through the end of 1999.

       The Company has reviewed all of its information systems to assess what steps, if any, are required to achieve full Year 2000 compliance. The Company relies upon microprocessor-based personal computers and commercially available applications software. These technologies have been put into service recently, and its review indicates that certain of the Company's systems are currently Year 2000 compliant. The Company has begun to address the small number of systems that are not yet Year 2000 compliant, and expects to achieve full compliance by the end of 1999. The Company does not anticipate that it will incur material expenses to make its computer software and operating systems Year 2000 compliant. The Company is currently discussing Year 2000 readiness with its material supply and service vendors. To date, those suppliers and service vendors that have been contacted have indicated that their hardware or software is or will be Year 2000 compliant in time frames that meet the Company's requirements. The Company intends to continue to assess its exposure to Year 2000 noncompliance on the part of any of its material vendors and there can be no assurance that their systems will be Year 2000 compliant. In the event that certain material suppliers or service vendors indicate that they will not successfully address their Year 2000 problems in a timely fashion and that such failure may have a material adverse effect on the Company, management may elect to suspend such business relationships until such time that such vendors become fully compliant. The Company is currently formulating contingency plans to address problems that may arise in the event either the Company or its material suppliers and vendors fail to address their Year 2000 problems in a timely fashion. The Company presently believes that the Year 2000 issue will not pose significant operational problems for the Company. However, if all Year 2000 issues are not properly identified, or assessment, remediation and testing are not effected timely with respect to Year 2000 problems that are identified, there can be no assurance that the Year 2000 issue will not materially adversely impact the Company's results or operations or materially adversely affect the Company's relationships with customers, suppliers or others. Additionally, there can be no assurance that the Year 2000 issues of third parties will not have a material adverse impact on the Company's systems or results of operations.

     The foregoing discussion includes forward-looking statements that are subject to risks and uncertainties and actual results may differ materially from those currently anticipated depending on a variety of factors including those discussed below. See "Factors that may Affect Future Results." The survival of the Company in the long term, however, is dependent on its ability to generate revenue from sales of its products. There can be no assurance that, in the long term, the Company will be able to generate sufficient revenue to achieve and maintain profitability.

FACTORS THAT MAY AFFECT FUTURE RESULTS.
---------------------------------------

       The Company's future financial and operational results are subject to a number of material risks and uncertainties that may affect such results or conditions, including:

       Risks Related to Insufficient Capital to Fund Operations. As of September 30, 1998, the Company had $5,600,000 in cash and cash equivalents. The cash on hand and cash flow from anticipated operating activities may not be sufficient to meet the Company's ongoing obligations beyond mid-1999. If the Company successfully implements its current cost-reduction measures, but is unable to obtain additional financing sufficient to meet its operating needs, the Company would be required to significantly reduce the scope of its operations after the second quarter of 1999. Such reduction in scope of its operations would have a material adverse affect on the Company's results of operations and financial condition.

       Access to Capital. The Company is currently seeking to raise additional capital and will consider various financing alternatives, including equity or debt financings and corporate partnering arrangements. There can be no assurance, however, that this capital will be available on terms acceptable to the Company, if at all. If additional financing is not available, the Company may be required to further curtail expenses or take other steps that adversely affect the Company's future performance.

       Risk of Delisting from the Nasdaq National Market. The Company's Common Stock is currently listed on the Nasdaq National Market ("NNM"). For continued listing of the Company's Common Stock on the NNM, it must, among other things, maintain at least $4 million in net tangible assets and a minimum bid price of $1.00. If the Company's net tangible assets fall below $4 million, or the Company's Common Stock trades at a price of less than $1.00 for 30 consecutive business days or more, it may result in the delisting of the Company's securities from NNM, and trading, if any, of the Company's securities would thereafter be conducted in a non-Nasdaq over-the-counter market. If the Company's securities are delisted, an investor could find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, the Company's securities. In addition, if the Company's securities were delisted, they may be subject to a rule that imposes additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors. For transactions covered by this rule, the broker-dealer must make a special suitability determination for the purchaser and must have received the purchaser's written consent to the transaction prior to sale. Consequently, delisting, if it occurred, may affect the ability of broker-dealers to sell the Company's securities and the ability of the stockholders to sell their securities.

       History of Operating Losses and Anticipated Future Losses. The Company has incurred operating losses since its inception and does not expect to be profitable within the next several years. While the Company expects to improve operating results in future periods, there can be no assurance that the Company will achieve or maintain profitability or that its revenue will grow in the future.

       Fluctuation in Operating Results. The Company's future operating results may vary significantly from quarter to quarter or from year to year depending on a number of factors including: the timing and size of orders from the Company's customers and distributors; regulatory approvals and the introduction of new products by the Company; and the market acceptance of the Company's products. The Company's current planned expense levels are based in part upon expectations about future revenue. Consequently, profits may vary significantly from quarter to quarter or year to year based on the timing of revenue. Revenue or profits in any period will not necessarily be indicative of results in subsequent periods.

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

       Near-Term Dependence upon NMP22. The Company anticipates that in the near-term it will be substantially dependent on the success of the NMP22(R) Bladder Cancer Test Kit, which was approved for sale in the U.S. by the FDA in 1996 and approved for sale in Japan in 1998, and expects to generate substantially all of its near-term product sales from the sale of NMP22 Bladder Cancer Test Kits. The Company would experience a material adverse effect on its business, financial condition and results of operations if the NMP22 Bladder Cancer Test Kit does not achieve wide market acceptance. The remainder of the Company's products are awaiting FDA approval or are in development and there can be no assurance that it will obtain such regulatory approvals and complete product development.

                         PART II.  - OTHER INFORMATION




ITEM 5.   OTHER INFORMATION
          -----------------

          The Company has retained Robert W. Morgan to serve as Interim Chief Financial Officer. Mr. Morgan has been at the Company since October 21, 1998 and will assume this new title as of November 13, 1998.



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

          (a)  Exhibits:
               --------

               27  Financial Data Schedule

          (b)  Reports on Form 8-K:

               No reports on Form 8-K were filed during the quarter ended September 30, 1998.

                                  SIGNATURES
                                  ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         MATRITECH, INC.



Date:  November 13, 1998                 By:  /s/ Stephen D. Chubb
                                             ---------------------------
                                             Stephen D. Chubb
                                             Chairman and Chief
                                             Executive Officer
                                             (principal executive
                                             and financial officer)

                                 EXHIBIT INDEX


Exhibit
Number            Description
------            -----------


27          Financial Data Schedule