Form 10-K405
period 1998-12-31
MATRITECH INC/DE/
filed 1999-03-31
CIK 884847

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

(Mark One)
[X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ended December 31, 1998.
                                       OR
[_]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from __________ to __________.
                        Commission File Number 0-12128

                                MATRITECH, INC.
            (Exact Name of Registrant as Specified in Its Charter)

         Delaware                                        04-2985132
(State or Other Jurisdiction of             (IRS Employer Identification Number)
Incorporation or Organization)

         330 Nevada Street                                            02460
        Newton, Massachusetts                                      (ZIP Code)
(Address of Principal Executive Offices)


      Registrant's telephone number, including area code: (617) 928-0820
          Securities registered pursuant to Section 12(b) of the Act:

   Title of Each Class                 Name of Each Exchange on Which Registered
   -------------------                 -----------------------------------------
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

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    Aggregate market value, as of March 15, 1999, of Common Stock held by non-affiliates of the registrant: $29,981,633 based on the last reported sale price on the Nasdaq Stock Market.

    Number of shares of Common Stock outstanding on March 15, 1999: 18,629,252.

                      DOCUMENTS INCORPORATED BY REFERENCE

    The registrant intends to file a Definitive Proxy Statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 1998. Portions of such Proxy Statement are incorporated by reference in Part III of this report.

================================================================================

                                    PART I

ITEM 1.  BUSINESS.

Overview

         Matritech, Inc. (the "Company" or "Matritech") develops, manufactures and markets innovative cancer diagnostic products based on its proprietary nuclear matrix protein ("NMP") technology. The nuclear matrix, a three dimensional protein framework within the nucleus of cells, plays a fundamental role in determining cell type by physically organizing the contents of the nucleus, including DNA. The Company has demonstrated that there are differences in the types and amounts of NMPs found in cancerous and normal tissue and believes the detection of such differences in NMPs provides important diagnostic information about cellular abnormalities, including cancer. Using its proprietary NMP technology and expertise, the Company has developed non-invasive or minimally invasive cancer diagnostic tests for bladder and colon cancer and is developing additional tests for cervical, breast and prostate cancer. The Company's objective is to develop tests that will be more accurate and allow for reduced treatment costs and a higher standard of patient care than currently available tests.

         NMP22 Test Kit for Bladder Cancer. The Company's first product based on its NMP technology, the NMP22 (*) Test Kit for bladder cancer, was approved for sale in the United States by the U.S. Food and Drug Administration ("FDA") in 1996 as a prognostic indicator for the recurrence of bladder cancer. In May 1998, the NMP22 Test Kit for bladder cancer was approved for sale in Japan by the Japanese Ministry of Health and Welfare ("Koseisho") for use in screening previously-undiagnosed bladder cancer patients. The NMP22 Test Kit for bladder cancer has been commercially available in Europe since 1995 and is currently being marketed in Asia and in many other countries outside the United States. The Company has retained worldwide manufacturing rights for the NMP22 Test Kit for bladder cancer as well as certain marketing rights in the United States. The Company has entered into an exclusive distribution agreement for the NMP22 Test Kit for bladder cancer in Japan and has additional distribution arrangements in selected European and other countries worldwide. In March 1998, the Company and Curtin Matheson Scientific, a division of Fisher Healthcare Company, L.L.C. ("CMS") entered into a co-exclusive distribution agreement for the NMP22 Test Kit for bladder cancer in the United States.

         Test Kit for Colon Cancer. The Company has also developed a blood-based test utilizing its NMP technology for the management of colon cancer patients. Blood specimens for use in generating clinical data for a premarket approval submission to the FDA have been collected and the Company believes that these specimens are sufficient to permit the tests necessary to substantiate a claim for the use of its colon cancer test kit for the differential diagnosis of individuals exhibiting symptoms such as rectal bleeding. The Company intends to use these specimens in conjunction with its current manual format test, the NuMA(TM) Test Kit, or in validating the performance of a second generation NMP-based colon cancer test employing other colon cancer NMPs. In either case, the Company intends to conduct the specimen testing and the FDA submission in collaboration with an automated instrument partner. Consequently, the timing of an FDA submission for the Company's colon cancer test will depend upon concluding a satisfactory agreement with an automated instrument partner, if any, and upon completion of work necessary to design the test's automated format, as the Company and such partner may agree. The Company has retained worldwide manufacturing and marketing rights for its colon cancer assay.

_______________________
(*) NMP22/R/ is a registered trademark and NuMA/TM/, NMP-179/TM/ and Matritech/TM/ are trademarks of Matritech, Inc. All other trademarks, service marks or trade names used in this report are the property of their respective owners.

          Cervical, Breast and Prostate Cancer Tests. The Company has also identified NMPs specific to cervical, breast and prostate cancer and is currently developing diagnostic tests based on its proprietary NMP technology
for these cancers.   Matritech's scientists have reported the results of pre-
clinical trials of its NMP-179(TM) Test for the identification of women with cancer or pre-cancerous conditions of the cervix. These studies, which were conducted in collaboration with several leading women's health centers in New England, confirm the efficacy of the NMP-179 antibody in identifying women at elevated risk for cervical cancer. The Company is in the process of optimizing the format and procedures relating to the test in preparation for conducting FDA clinical trials to obtain approval to market the test in the United States. Matritech scientists have identified cancer specific proteins for both breast and prostate cancers and are in the process of developing blood and tissue based tests for use in the identification and management of individuals with these cancer types.

          Matritech was incorporated in Delaware in October 1987. The Company's facilities are located at 330 Nevada Street, Newton, Massachusetts 02460 and its telephone number is (617) 928-0820.

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

          Effective in vitro diagnostic assays can reduce the need for more invasive or expensive procedures for diagnosing and managing cancer, such as surgery, biopsy, bone scans and in vivo imaging. There are only a limited number of FDA-approved in vitro cancer diagnostic tests currently available and the relatively low clinical sensitivity and specificity of these tests have limited their clinical utility. The Company believes that these tests suffer from inherent inaccuracies because they detect substances that are only indirectly correlated with the cancer cells. As a consequence of low clinical sensitivity, these tests yield false negatives and many patients with cancer are not diagnosed early enough to receive effective treatment, resulting in additional costs and morbidity. Conversely, low clinical specificity yields false positives resulting in unnecessary, expensive and painful treatment of patients without malignant disease.

NMP Technology

          The Company believes that its NMP technology allows it to develop cost-effective in vitro assays that are more accurate than others currently available. The nuclear matrix, a three-dimensional protein framework within the nucleus of cells, helps organize active genes ("DNA") in the nucleus. In this way, the nuclear matrix plays a fundamental role in determining cell type and cell function. Although the specific mechanisms of action are not yet fully understood, Matritech and independent scientists have demonstrated that there are differences in the types and amounts of NMPs found in cancerous and normal tissues and also among different types of normal cells. Independent academic investigators have also confirmed the Company's findings in papers published in scientific journals which described NMPs specific to kidney, prostate, breast and colon cancer tissues. Certain of these NMPs were shown to be present in 100% of the cancer tissue specimens examined, but were absent in all of the normal tissue specimens. Subsequent to these papers, the Company has examined numerous additional cancer tissue specimens with similar results. Matritech also has demonstrated that cell death, including cell death related to early tumor development, results in the release of NMPs into bodily fluids. As a result, elevated levels of certain NMPs may be found in the bodily fluids of cancer patients. The Company is not aware of any other cancer marker, or class of markers, which exhibit this level of clinical specificity and sensitivity.

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

          The Company's core NMP technology is licensed from the Massachusetts Institute of Technology ("MIT"). Under the current terms of the Company's license from MIT, the Company's worldwide license is exclusive until the expiration of all patent rights in 2006. The Company has made additional advances in NMP technology, has filed its own patent applications for related protection and to date has been granted nine additional United States patents.

Matritech's Products and Products Under Development

          NMP22 Test Kit for Bladder Cancer

          In 1996, Matritech's NMP22 Test Kit for bladder cancer was approved for sale in the United States by the FDA as a prognostic indicator for the recurrence of bladder cancer. The test was approved based upon an extensive clinical trial of the NMP22 Test Kit for bladder cancer involving more than 1,000 subjects at 13 sites, including bladder cancer patients, patients with other cancers, patients with non-cancerous urinary conditions (such as urinary tract infections) and healthy subjects. In May 1998, the NMP22 Test Kit for bladder cancer was also approved for sale in Japan by Koseisho for use in screening previously undiagnosed individuals. The Company is currently marketing this product in the U.S. through its own sales force and distributors and in other major markets worldwide through distributors. Sales of the NMP22 Test Kit for bladder cancer began in certain countries in Europe in 1995.

          The Company believes that the use of the NMP22 Test Kit for bladder cancer will enable urologists to manage bladder cancer patients with less invasive and less frequent procedures, thereby potentially reducing treatment costs while maintaining a high standard of patient care. If a bladder cancer patient's NMP22 value is low (less than or equal to 10 units per milliliter) 10 or more days after surgery, there is a high probability that there will be no evidence of disease upon follow-up cystoscopic examination. Consequently, the urologist may decide to postpone this exam in order to reduce the cost, anxiety and risk to the patient. Similarly, an NMP22 value greater than 10 units per milliliter indicates a higher risk that the follow-up cystoscopic examination will indicate a recurrence of disease, enabling the urologist to make more aggressive treatment decisions.

          In 1994, the Company entered into a distribution agreement with Konica Corporation ("Konica"). The Konica agreement grants exclusive distribution rights in Japan for the NMP22 Test Kit for bladder cancer in exchange for $325,000 in licensing fees. Under the terms of its agreement with Konica, Matritech will sell NMP22 Test Kits to Konica for resale in Japan at prices
based on Japanese reimbursement rates.   Konica has limited manufacturing rights
if the Company fails to deliver required quantities of test kits.

          In March 1998, the Company entered into a distribution agreement with CMS. Pursuant to this agreement, the Company retained its right to distribute the NMP22 Test Kit for bladder cancer in the United States through its own sales force, but granted CMS an otherwise exclusive right to distribute the NMP22 Test Kit for bladder cancer to hospitals and commercial laboratories within the United States. The Company has retained worldwide manufacturing rights for the NMP22 Test Kit for bladder cancer. The Company has entered into distribution arrangements in selected European and other countries worldwide.

          Test Kit for Colon Cancer

          The Company has also developed a blood-based test utilizing its NMP technology for the management of colon cancer patients. Blood specimens for use in generating clinical data for a premarket approval submission to the FDA have been collected and the Company believes that these specimens are sufficient to permit the tests necessary to substantiate a claim for the use of its colon cancer test kit for the differential diagnosis of individuals exhibiting symptoms such as rectal bleeding. The Company intends to use these specimens in conjunction with its current manual format test, the NuMA Test Kit, or in validating the performance of a second generation NMP-based colon cancer test employing other colon cancer NMPs. In either case, the Company intends to conduct the specimen testing and FDA submission in collaboration with an automated instrument partner. Consequently, the timing of an FDA submission for the Company's colon cancer test will depend upon concluding a satisfactory agreement with an automated instrument partner, if any, and upon completion of work necessary to design the test's automated format, as the Company and such partner may agree.

          The Company has retained worldwide manufacturing and marketing rights for its colon cancer test. The Company is seeking distributors and an automated instrument partner for this test.

          Cervical Cancer Product

          Matritech's scientists have reported the results of pre-clinical trials of its NMP-179 Test for the identification of women with cancer or pre-cancerous conditions of the cervix. These studies, which were conducted in collaboration with several leading women's health centers in New England, confirm the efficacy of the NMP-179 antibody in identifying women at elevated risk for cervical cancer. The Company is in the process of optimizing the format and procedures relating to the test in preparation for conducting FDA clinical trials to obtain approval to market the test in the United States. Matritech has maintained its worldwide manufacturing and marketing rights to its cervical cancer product.

          Breast Cancer Product

          During 1998, Matritech scientists, using a mass spectrometer instrument, demonstrated the ability to detect certain breast cancer markers in the blood of cancer patients at higher levels than in normal individuals. These scientists are now evaluating these proteins to attempt to select an assay combination suitable for pre-clinical evaluation in 1999. Following this, the Company intends to conduct clinical trials to generate data required to apply for FDA approval of such assays. Matritech believes that the distinctive NMPs found in breast cancer cells and the Company's ability to detect these NMPs in blood may enable it to develop a breast cancer blood-based assay more accurate than products presently available. The Company has retained worldwide manufacturing and marketing rights for its breast cancer product under development.

          Prostate Cancer Product

          In collaboration with clinicians at Johns Hopkins University Medical School ("Hopkins"), Matritech scientists have identified a nuclear matrix protein, NMP-23, present in elevated amounts in the cells of prostate cancer patients and absent, or present in low amounts, in normal individuals and those with benign disease. The Company has developed an antibody, PRO4:216, to this protein which has been tested by the Hopkins scientists using prostate biopsies. Hopkins scientists have reported that the antibody is clinically useful in differentiating prostate cancer cells from their normal and benign counterparts. Matritech scientists are pursuing another NMP which they believe may be released into the blood and are presently evaluating other antibodies to this protein using conventional assay development techniques as a first step in developing a clinical fluid-based assay for use in the management of prostate cancer patients. The Company has retained worldwide manufacturing and marketing rights for its prostate cancer product under development.

Marketing and Sales

          The Company has retained rights to sell all of its products in the United States. Matritech is selling its NMP22 Test Kit for bladder cancer in the United States to clinical laboratories using its own direct sales force, and in March 1998 entered into a distribution agreement with CMS granting CMS the right, co-exclusive with Matritech, to distribute the NMP22 Test Kit for bladder cancer to hospitals and commercial laboratories within the U.S. The Company currently has three full-time sales representatives and such sales force may be expanded as sales of the Company's products warrant. Outside the United States, the Company sells the NMP22 Test Kit through distributors.

          During the fiscal year ended December 31, 1998 the Company received approximately 29% and 31% of its revenue from product sales from Wallac ADL and CMS, respectively.

          During the fiscal years ended December 31, 1996, 1997 and 1998, 24%, 42% and 52%, respectively, of the Company's total product sales were from the United States and 76%, 58% and 48%, respectively, were from foreign countries. Product sale revenue generated outside the U.S. during the fiscal years ended December 31, 1996, 1997 and 1998 was primarily from Europe. See Note 9 of Notes to Financial Statements -- "Segment and Geographic Information."

Third-Party Reimbursement

          The Company's ability to successfully commercialize its products will depend in part on the extent to which reimbursement for the cost of such products will be available from government health administration authorities, private health insurers and other third-party payors. The Company believes that FDA approval of a diagnostic product facilitates third-party reimbursement, but there can be no assurance that reimbursement will be available for such products or, if available, that it will be adequate.

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

Manufacturing and Facilities

          The Company currently assembles its test kits in a portion of its 22,500 square-foot facility in Newton, Massachusetts and relies on subcontractors for certain components and processes. The Company's lease is for a term of five years and expires on December 31, 2000. The annual base rent for each year of the term is $230,625. The Company believes that its current facilities are adequate to satisfy the Company's needs for the foreseeable future. Thereafter, if the Company is required to expand its manufacturing capabilities, it may be required to establish additional facilities elsewhere. There can be no assurance that the Company will be able to extend its lease or lease other space on reasonable terms. The Company has retained all manufacturing rights for its products and products under development, except for certain rights that could be granted to the Company's NMP22 Test Kit distribution partner in Japan if the Company fails to perform under its agreement with such distributor.

          The Company currently relies on sole suppliers for certain key components for its NMP22 Test Kit for bladder cancer. In the event that the components from such suppliers should become unavailable for any reason, the Company would seek alternative sources of supply, which may entail making regulatory submissions and obtaining regulatory approvals from the FDA or such alternative suppliers. Although the Company attempts to maintain an adequate level of inventory to provide for these and other contingencies, should its manufacturing process be disrupted as a result of a shortage of key components or a revalidation of new components, there can be no assurance that the Company would be able to meet its commitments to customers. The Company is also subject to the FDA's Good Manufacturing Practice ("GMP") requirements. See "-- Government Regulation."

Competition

          Matritech is not aware of any other company using NMP technology to develop diagnostic or therapeutic products. However, competition in the development and marketing of cancer diagnostics and therapeutics, using a variety of technologies, is intense.

          There are many pharmaceutical companies, biotechnology companies, public and private universities and research organizations actively engaged in the research and development of clinical cancer diagnostic products. Many of these organizations have financial, manufacturing, marketing and human resources greater than those of the Company. Matritech expects that its diagnostic products will compete largely on the basis of clinical utility, accuracy (sensitivity and specificity), ease of use and other performance characteristics, price, patent position, as well as on the capabilities of the Company and its marketing partners.

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

          A number of companies are attempting to develop automated instruments for Pap smear analysis that would compete with the cervical cancer product currently being developed by the Company. These companies are computerizing image analysis techniques to automate much of the work currently done by cytotechnologists. To date, several of these instruments have been approved by the FDA for rescreening Pap smear slides previously identified by a cytotechnologist as normal as well as the primary screening of cervical specimens.

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

Patents, Licenses and Trade Secrets

          Matritech's diagnostic technology is protected by three United States patents owned by MIT and expiring in 2006, with corresponding foreign patents granted and/or patent applications pending in Canada and selected countries in Europe and the Far East. One of the three United States patents was granted following a reissue proceeding before the United States Patent and Trademark Office. The NMP technology owned by MIT is licensed to Matritech worldwide in exchange for royalties payable until the expiration of underlying patent rights. MIT has licensed its patent rights to Matritech on an exclusive basis through 2006.

          The protection offered by these patents extends to the detection and measurement of NMPs, or associated nucleic acids, using antibody or gene probe formats, as well as to certain assay methods exploiting NMPs. With regard to related NMP advances, Matritech has filed additional United States patent applications and, in certain circumstances, foreign counterparts in one or more countries including Australia, Canada and selected countries in Europe and the Far East. The Company currently has nine United States patents and six applications on file in the United States on these disclosures. Certain United States patents provide additional protection for Matritech's NMP22 Test Kit for bladder cancer until 2015. The Company intends to file additional patent applications in the future. The Company believes that any patents that may issue from its applications will provide competitive protection for its products after expiration of its license from MIT. The Company also intends to rely on its unpatented proprietary information to maintain and develop its commercial position.

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

          In 1996, the FDA approved Matritech's NMP22 Test Kit for bladder cancer for sale in the United States as a prognostic indicator for bladder cancer (i.e., as a predictor of bladder cancer recurrence following therapy, such as surgical excision of cancerous tissue). A number of independent urology investigators have evaluated Matritech's NMP22 Test Kit for bladder cancer to determine its value in resolving the symptom of hematuria (blood in the urine) to identify those hematuria patients who actually have bladder cancer. Based upon these published results, as well as the successful submission and approval of the NMP22 Test Kit for bladder cancer for this claim in Japan, the Company intends to complete an FDA clinical trial for this claim. The Company is in the final stages of collecting and documenting urine specimens from hematuria patients with the objective of submitting the NMP22 Test Kit for bladder cancer for FDA approval in the second quarter of 1999.

          In connection with Matritech's colon cancer program, blood specimens for use in generating clinical data for a PMA submission to the FDA have been collected and the Company believes that these specimens are sufficient to permit the tests necessary to substantiate a claim for the use of Matritech's colon cancer test for the differential diagnosis of individuals exhibiting symptoms such as rectal bleeding. The Company intends to use these specimens in conjunction with its current manual format test, the NuMA Test Kit, or in validating the performance of a second generation NMP-based colon cancer test employing other colon cancer NMPs. In either case, the Company intends to conduct the specimen testing and FDA submission in collaboration with an automated instrument partner. Consequently, the timing of an FDA submission for the Company's colon cancer test will depend upon concluding a satisfactory agreement with an automated instrument partner, if any, and upon completion of work necessary to design the test's automated format, as the Company and such partner may agree.

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

          Labeling and promotional activities are subject to scrutiny by the FDA and, in certain instances, by the Federal Trade Commission. In the United States, the NMP22 Test Kit for bladder cancer may only be promoted by the Company to aid in the management of bladder cancer patients. The FDA actively enforces regulations prohibiting the promotion of devices for unapproved uses and the promotion of devices for which premarket clearance or approval has not been obtained. Consequently, in the United States the Company cannot promote the NMP22 Test Kit for cancer screening or for any other unapproved use.
Failure to comply with these requirements can result in regulatory enforcement action by the FDA that would adversely affect the Company's ability to conduct testing necessary to obtain market clearance for these products and, consequently, could have a material adverse effect on the Company's business, financial condition and results of operations.

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

          Foreign Sales

          Export of unapproved products subject to the PMA requirements must be approved in advance by the FDA for export unless they are approved for use by the regulatory authorities in any member community of the European Community and certain other countries, in which case they may be exported to any country without FDA approval. To obtain FDA export approval, when it is required, certain requirements must be met and information must be provided to the FDA, including, with some exceptions, documentation demonstrating that the product is approved for import into a country to which it is to be exported and safety data from animal or human studies. There can be no assurance that FDA will grant export approval when such approval is necessary, or that the countries to which the devices are to be exported will approve the devices for import. Failure on the part of the Company to obtain export approvals, when required, could significantly delay and impair the Company's ability to continue exports of its devices and could have a material adverse effect on the Company's business, financial condition or results of operations.

          The introduction of the Company's developmental-stage test products in foreign markets will also subject the Company to foreign regulatory clearances which may impose additional substantial costs and burdens. International sales of medical devices are subject to the regulatory requirements of each country. The regulatory review process varies from country to country. Many countries also impose product standards, packaging requirements, labeling requirements and import restrictions on devices. In addition, each country has its own tariff regulations, duties and tax requirements. In Germany, where the Company began selling its NMP22 Test Kit for bladder cancer in 1995, no regulatory approval comparable to the United States PMA is required prior to public sale of diagnostic products. In May 1998, the Koseisho approved the NMP22 Test Kit for bladder cancer for sale in Japan for use in screening previously undiagnosed patients.

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

Employees

          As of March 15, 1999, the Company had 40 full-time employees, 21 of whom were engaged in research and development. The Company's future success depends in part on its ability to recruit and retain talented and trained scientific, technical, marketing and business personnel. The Company has been successful to date in hiring and retaining such personnel, but there can be no assurance that such success will continue. None of the Company's employees is represented by a labor union, and the Company considers its relations with its employees to be excellent.

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

          In 1997, Matritech was awarded a Phase I Small Business Innovation Research ("SBIR") Grant from the National Cancer Institute to further develop NMP tests for use in the detection and management of colon cancer patients. Matritech had recorded $6,000 and $73,000 in funding related to this SBIR grant for the years ended December 31, 1997 and 1998, respectively.

          During 1996, 1997 and 1998 Matritech spent approximately $3.9 million, $3.9 million and $4.0 million, respectively, on research and development. Substantially all of these expenditures were related to the development of diagnostic products.


ITEM 2.   PROPERTIES.

          The Company's facilities are located in Newton, Massachusetts, where the Company leases corporate headquarters, research and development and manufacturing facilities which occupy approximately 22,500 square feet. The Company's lease is for a term of five (5) years and expires on or about December 31, 2000. The annual base rent for each year of the term is $230,625. The Company believes that its current facilities are adequate to satisfy the Company's needs for the foreseeable future, and has not made a determination whether it will seek to extend its lease when it expires in 2000 or seek to lease space elsewhere. There can be no assurance that the Company will be able to extend its lease or lease other space on reasonable terms.


ITEM 3.   LEGAL PROCEEDINGS.

          The Company is not currently a party to any material pending legal proceeding.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          No matters were submitted to a vote of security holders during the fourth quarter of 1998.

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

 Fiscal 1997                   High                 Low
------------                   ----                 ---
First Quarter                $ 10-1/4             $  4-5/8
Second Quarter                  8-3/8              3-11/16
Third Quarter                       7                4-7/8
Fourth Quarter                  7-3/4               3-9/16

Fiscal 1998
-----------
First Quarter                $      6             $  3-3/8
Second Quarter                  5-1/8              1-25/32
Third Quarter                 2-15/16                29/32
Fourth Quarter                      3                  5/8

          As of March 15, 1999, there were approximately 322 shareholders of record. The Company believes that shares of the Company's Common Stock held in bank, money management, institution and brokerage house "nominee" names may account for an estimated 7,000 additional beneficial holders.

          The Company has never paid cash dividends on its Common Stock. The Company currently intends to retain any earnings to finance future growth and therefore does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.   SELECTED FINANCIAL DATA.

     The selected financial data presented below for each year in the five-year period ended December 31, 1998 have been derived from the Company's financial statements, which have been audited by Arthur Andersen LLP, independent public accountants. This data should be read in conjunction with the financial statements, related notes, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other financial information included elsewhere in this Form 10-K.

                                            1994               1995               1996               1997               1998
                                 ----------------------------------------------------------------------------------------------
Statements of Operations Data:
Revenues:
 Collaborative research and             $ 1,314,334        $ 1,023,438        $ 1,881,833        $   747,532        $   967,759
  development, license fees and
  product sales
 Interest and other income                   91,591            216,865            528,583            566,686            457,678
                                        -----------        -----------        -----------        -----------        -----------
Total revenues                            1,405,925          1,240,303          2,410,416          1,314,218          1,425,437

Expenses:
 Research & development                   3,470,122          3,014,125          3,909,793          3,943,390          4,010,368
 Selling, general &                       1,591,525          2,308,773          3,665,298          4,845,915          4,950,593
  administrative                        -----------        -----------        -----------        -----------        -----------
Total expenses                            5,061,647          5,322,898          7,575,091          8,789,305          8,960,961
                                        -----------        -----------        -----------        -----------        -----------
Net loss                                $(3,655,722)       $(4,082,595)       $(5,164,675)       $(7,475,087)       $(7,535,524)
                                        ===========        ===========        ===========        ===========        ===========
Basic and diluted net loss per          $      (.46)       $      (.38)       $      (.32)       $      (.43)       $      (.40)
 common share(1)                        ===========        ===========        ===========        ===========        ===========
Weighted average number of                7,951,721         10,733,769         15,900,467         17,512,242         18,608,784
 common shares outstanding(1)           ===========        ===========        ===========        ===========        ===========

                                            1994                1995                 1996                1997               1998
                                 --------------------------------------------------------------------------------------------------
Balance Sheet Data:
Cash, cash equivalents and             $  3,974,237         $ 11,009,310        $  6,770,336        $ 11,067,414       $  4,146,821
 short-term investments
Working capital                           3,419,323           10,838,756           7,165,462          10,989,534          3,787,709
Total assets                              4,582,194           11,959,203           8,669,861          12,691,773          5,511,825
Accumulated deficit                     (16,893,135)         (20,975,730)        (26,140,405)        (33,615,492)       (41,151,016)

Total stockholders' equity             $  3,878,067         $ 11,351,178        $  7,783,984        $ 11,688,674       $  4,399,981


______________________
(1) Basic and diluted loss per share are the same for all periods presented. See Note 1 of Notes to Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

     The Company was incorporated in 1987 to develop, manufacture and market innovative cancer diagnostic products based on its proprietary NMP technology. Matritech has been unprofitable since inception and expects to incur significant operating losses for at least the next several years. For the period from inception to December 31, 1998, the Company incurred a cumulative net loss of approximately $41.2 million.

Results of Operations

Year Ended December 31, 1998 Compared with Year Ended December 31, 1997
-----------------------------------------------------------------------

     Product sales and collaborative research and development revenue increased to $968,000 for the year ended December 31, 1998 from $748,000 for the year ended December 31, 1997. Revenue from product sales increased to $895,000 for the year ended December 31, 1998 from $602,000 for the year ended December 31, 1997 due primarily to increased sales of the NMP22 Test Kit for bladder cancer in the United States and Europe. Product revenue may fluctuate from quarter to quarter and from year to year based on the timing of distributors' orders for the NMP22 Test Kits for bladder cancer. Revenue from collaborative research and development included $73,000 and $6,000 in SBIR funding for Matritech's NuMA Tumor Marker project for the years ended December 31, 1998 and December 31, 1997, respectively. In addition, Matritech recorded $140,000 in revenue from collaborative research and development for the year ended December 31, 1997, consisting of a milestone payment associated with a development agreement with Bayer Corporation.

     Interest and other income was $458,000 for the year ended December 31, 1998 and $567,000 for the year ended December 31, 1997. The decrease was due to lower average cash balances available for investment in 1998 as compared to 1997.

     Research and development expenses increased slightly to $4,010,000 for the year ended December 31, 1998 from $3,943,000 for 1997. The increase was primarily due to increased staffing of clinical affairs personnel to manage the Company's colon cancer FDA submission and the NMP22 screening trial and related site management costs.

     Selling, general and administrative expenses increased to $4,951,000 for the year ended December 31, 1998 from $4,846,000 for the year ended December 31, 1997. The increase was due to the augmentation of the sales force for the NMP22 Test Kit for bladder cancer and increased public relations and media relations consulting fees. In April 1997, the Company issued a warrant to a public relations consultant. The Company expensed the value of the warrant, $500,000, ratably over the one year term of its agreement with such consultant. The Company expensed $150,000 and $350,000 of the value of this warrant during the years ended December 31, 1998 and December 31, 1997, respectively.

     The Company incurred a net loss of $7,536,000 for the year ended December 31, 1998 as compared with a net loss of $7,475,000 for the year ended December 31, 1997. The increased loss was primarily due to increased sales and marketing expenses for the NMP22 Test Kit for bladder cancer, consulting fees, and to a lesser extent, increased clinical affairs costs associated with the colon cancer project.

Year Ended December 31, 1997 Compared with Year Ended December 31, 1996
-----------------------------------------------------------------------

     Product sales, collaborative research and development revenue and license fees decreased to $748,000 for the year ended December 31, 1997 from $1,882,000 for the year ended December 31, 1996. Revenue from product sales decreased to $602,000 for the year ended December 31, 1997 from $1,678,000 for the year ended December 31, 1996. This decrease primarily reflects initial stocking orders of the NMP22 Test Kit for bladder cancer that were made by new distributors in 1996 which were not repeated in 1997. Product revenue may fluctuate from quarter to quarter and from year to year based on the timing of distributors' orders for the NMP22 Test Kits for bladder cancer. Matritech's revenue from collaborative research and development for the year ended December 31, 1997 and 1996 was $140,000 and $120,000, respectively, consisting of milestone revenue from a funded development agreement with Bayer Corporation. Matritech also received $6,000 in SBIR funding during the year ended December 31, 1997 for its NuMA Tumor Marker project and $84,000 in SBIR funding for its cancer therapy development project during the year ended December 31, 1996.

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

     Selling, general and administrative expenses increased to $4,846,000 for the year ended December 31, 1997 from $3,665,000 for the year ended December 31, 1996. The increase was due to the augmentation of the sales force for the NMP22 Test Kit for bladder cancer, increased public relations and media relations consulting fees and fees associated with the inclusion of the Company on the Nasdaq National Market system. The increase in selling expenses for the NMP22 Test Kit for bladder cancer was primarily attributable to increased staffing in sales, including recruitment, travel, administrative supplies and promotional materials for the Company's sales representatives for the NMP22 Test Kit in the United States, as well as, increased expenditures on clinical marketing programs and consultants with clinical expertise. In April 1997, the Company issued a warrant to a public relations consultant. The Company expensed the value of the warrant, $500,000, ratably over the one year term of its agreement with such consultant. The Company expensed $350,000 of the value of this warrant in the year ended December 31, 1997. During 1996, the Company expensed approximately $209,000 of costs associated with a proposed public offering which the Company elected not to complete.

     The Company incurred a net loss of $7,475,000 for the year ended December 31, 1997 as compared with a net loss of $5,165,000 for the year ended December 31, 1996. The increased loss resulted primarily from decreased revenues and increased sales and marketing expenses for the NMP22 Test Kit for bladder cancer.

Liquidity and Capital Resources

     Since its inception, the Company has financed its operations primarily through private and public offerings of its securities and through funded development and marketing agreements. At December 31, 1998, 1997 and 1996 the Company had cash and cash equivalents of $4,147,000, $11,067,000 and

$6,770,000, respectively, and working capital of $3,788,000, $10,990,000 and $7,165,000, respectively. The Company's primary cash infusion in 1997 was from the private sale of common stock which totaled $10,904,000, and in 1996 the Company received its primary cash infusion from the exercise of common stock options and warrants which totaled $1,514,000.

     The Company's operating activities used cash of approximately $6,901,000, $6,486,000 and $5,505,000 for the years ended December 31, 1998, 1997 and 1996, respectively, primarily to fund the Company's operating loss.

     The Company's investing activities used cash of approximately $56,000, $516,000 and $240,000 in the years ended December 31, 1998, 1997 and 1996, respectively, primarily for purchases of computer systems, office and laboratory equipment, leasehold improvements and certain intangible assets. The Company currently estimates that capital expenditures during the year ending December 31, 1999 will not be significant.

     Financing activities provided cash of approximately $36,000, $11,299,000 and $1,506,000 in the years ended December 31, 1998, 1997 and 1996, respectively, primarily from the sale of equity securities, the exercise of stock options and warrants and proceeds from a capital equipment loan in 1997, net of payments of capital lease obligations.

     In 1997, the Company entered into an equipment line of credit with Phoenix Leasing, Incorporated under which it could borrow up to $1,200,000 for equipment purchases. The equipment line of credit has since expired and was converted into a term note on October 20, 1997 totaling $286,000. The term note is payable over 48 months and is secured by the underlying equipment. The term note bears interest at 11.75% and has an outstanding balance of $209,000 at December 31, 1998.

     The Company expects to incur continued research and development expenses and other costs, including costs related to clinical studies to commercialize additional products based upon its NMP technology. The Company will require substantial additional funds to fund operations, complete new product development, conduct clinical trials and manufacture and market its products.

     The Company's future capital requirements will depend on many factors, including, but not limited to: continued scientific progress in its research and development programs; the magnitude of its research and development programs; progress with clinical trials for its diagnostic products; the magnitude of product sales; the time involved in obtaining regulatory approvals; the costs involved in filing, prosecuting and enforcing patent claims; competing technological and market developments; and the ability of the Company to establish additional development and marketing arrangements to provide funding for research and development and to conduct clinical trials, obtain regulatory approvals, and manufacture and market certain of the Company's products.

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

          During March 1999, the Company entered into an agreement with certain investors providing for the sale of 3,094,811 shares of the Company's Common Stock, in a private placement, for an aggregate net selling price of approximately $4,000,000 (the "Private Placement"). The transactions contemplated by this agreement are expected to close during April 1999, subject to customary closing conditions. The Company expects to receive net proceeds of approximately $3,940,000 after deducting the estimated expenses of the transaction.

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

          As of December 31, 1998, the Company had $4,147,000 in cash and cash equivalents and $3,788,000 of working capital. The Company believes that its existing cash resources, expected cash flow from operating activities and the proceeds from the Private Placement will satisfy its capital needs through 1999. If the Private Placement should fail to close for any reason, the Company would immediately seek to replace such financing. There can be no assurance that such replacement financing could be obtained on terms acceptable to the Company, if at all. If such replacement financing is not obtained, the Company believes that its existing cash resources and expected cash flow from operating activities may not be sufficient to fund its operations at current levels beyond mid-1999. In such an event, the Company would be required to significantly reduce the scope of operations after the second quarter of 1999. The Company has contingency plans for cost reductions which could enable it to continue limited operations through the end of 1999 under such circumstances.

          The Company has reviewed all of its information systems to assess what steps, if any, are required to achieve full Year 2000 compliance. The Company relies upon microprocessor-based personal computers and commercially available applications software. These technologies have been put into service recently, and the Company's review indicates that certain of the Company's systems are currently Year 2000 compliant. The Company has begun to address the small number of systems that are not yet Year 2000 compliant, and anticipates achieving full compliance early in the fourth quarter of 1999. The Company is currently in the process of reviewing its critical non-information technology systems and anticipates completing such review by the end of the second quarter of 1999. The Company does not anticipate that it will incur material expenses to make its computer software and operating systems Year 2000 compliant and has accrued $25,000 in its financial statements at December 31, 1998 related to such expenses. The Company is currently discussing Year 2000 readiness with its material supply and service vendors. To date, those suppliers and service vendors that have been contacted have indicated that their hardware or software is or will be Year 2000 compliant in time frames that meet the Company's requirements. The Company intends to continue to assess its exposure to Year 2000 noncompliance on the part of any of its material vendors and there can be no assurance that their systems will be Year 2000 compliant. In the event that certain material suppliers or service vendors indicate that they will not successfully address their Year 2000 problems in a timely fashion and that such failure may have a material adverse effect on the Company, management may elect to suspend such business relationships until such time that such vendors become fully compliant. The Company is currently formulating contingency plans to address problems that may arise in the event either the Company or its material suppliers and vendors fail to address their Year 2000 problems in a timely fashion. The Company presently believes that the Year 2000 issue will not pose significant operational problems for the Company. However, if all Year 2000 issues are not properly identified, or assessment, remediation and testing are not effected timely with respect to Year 2000 problems that are identified, there can be no assurance that the Year 2000 issue will not materially adversely impact the Company's results or operations or materially adversely affect the Company's relationships with customers, suppliers or others. Additionally, there can be no assurance that the Year 2000 issues of third parties will not have a material adverse impact on the Company's systems or results of operations.

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

Factors That May Affect Future Results

          The Company's future financial and operational results are subject to a number of material risks and uncertainties that may affect such results or conditions, including:

          Access to Capital. Even with expected proceeds from the pending Private Placement, the Company needs to obtain additional long-term financing and will consider various financing alternatives, including equity or debt financings and corporate partnering arrangements. There can be no assurance, however, that this financing will be available on terms acceptable to the Company, if at all. If additional financing is not available, the Company may be required to further curtail expenses or take other steps that adversely affect the Company's future performance.

          Risk of Delisting from the Nasdaq National Market. The Company's Common Stock is currently listed on the Nasdaq National Market ("NNM"). For continued listing of the Company's Common Stock on the NNM, it must, among other things, maintain at least $4 million in net tangible assets and a minimum bid price of $1.00. If the Company's net tangible assets fall below $4 million, or the Company's Common Stock trades at a price of less than $1.00 for 30 consecutive business days or more, it may result in the delisting of the Company's securities from NNM, and trading, if any, of the Company's securities would thereafter be conducted on a non-Nasdaq over-the-counter market. If the Company's securities are delisted, an investor could find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, the Company's securities. In addition, if the Company's securities were delisted, they may be subject to a rule that imposes additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors. For transactions covered by this rule, the broker-dealer must make a special suitability determination for the purchaser and must have received the purchaser's written consent to the transaction prior to sale. Consequently, delisting, if it occurred, may affect the ability of broker-dealers to sell the Company's securities and the ability of the stockholders to sell their securities.

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

     Near-Term Dependence Upon NMP22. The Company anticipates that in the near-term it will be substantially dependent on the success of the NMP22 Test Kit for bladder cancer, which was approved for sale in the U.S. by the FDA in 1996 and approved for sale in Japan in 1998, and expects to generate substantially all of its near-term product sales from the sale of NMP22 Test Kits for bladder cancer. The Company would experience a material adverse effect on its business, financial condition and results of operations if the NMP22 Test Kit for bladder cancer does not achieve wide market acceptance. The remainder of the Company's products have not been approved by the FDA or are in development and there can be no assurance that it will be successful with such regulatory approvals and product development.

     Reliance on Sole Suppliers. The Company currently relies on sole suppliers for certain key components for its NMP22 Test Kit. In the event that the components from such suppliers should become unavailable for any reason, the Company would seek alternative sources of supply, which may entail making regulatory submissions and obtaining regulatory approvals from the FDA or such alternative suppliers. Although the Company attempts to maintain an adequate level of inventory to provide for these and other contingencies, should its manufacturing process be disrupted as a result of a shortage of key components or a revalidation of new components, there can be no assurance that the Company would be able to meet its commitments to customers.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Investment Portfolio. The Company does not use derivative financial instruments that meet high credit quality standards, as specified in the Company's investment policy guidelines; the policy also limits the amount of credit exposure to any one issue, issuer, and type of instrument. See Note 1 of Notes to Financial Statements -- "Operations and Significant Accounting Policies."


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

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Directors

     The information concerning directors of the Company required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company's fiscal year ended December 31, 1998 under the headings "Occupations of Directors and Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance."

Executive Officers

     The information concerning executive officers of the Company required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company's fiscal year ended December 31, 1998 under the headings "Occupations of Directors and Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance."


ITEM 11.  EXECUTIVE COMPENSATION.

     The information required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company's fiscal year ended December 31, 1998, under the heading "Compensation and Other Information Concerning Directors and Officers."


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company's fiscal year ended December 31, 1998, under the heading "Securities Ownership of Management and Principal Stockholders."


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information, if any, required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission within 120 days after the close of the Company's fiscal year ended December 31, 1998, under the heading "Certain Relationships and Related Transactions."

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) 1.    Financial Statements.
          Report of Independent Public Accountants.
          Balance Sheets as of December 31, 1997 and 1998.
          Statements of Operations for the Years ended December 31, 1996, 1997 and 1998.

          Statements of Stockholders' Equity (Deficit) for the years ended December 31, 1996, 1997 and 1998.

          Statements of Cash Flows for the Years ended December 31, 1996, 1997 and 1998.

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

          10.2+ 1988 Stock Plan (filed as Exhibit 10.8 to the Company's Registration Statement No. 33-46158 on Form S-1 and incorporated herein by reference).

          10.3+ 1992 Stock Plan as amended as of June 13, 1997 (filed as Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by reference).

          10.4+ Amended and Restated 1992 Non-Employee Director Stock Plan as amended as of June 7, 1996 (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1996 and incorporated herein by reference).

          10.5+                1992 Employee Stock Purchase Plan (filed as
                               Exhibit 10.11 to the Company's Registration
                               Statement No. 33-46158 on Form S-1 and
                               incorporated herein by reference).

          10.6 Second Amended and Restated Registration Rights Agreement dated May 4, 1990, as amended February 26, 1992 (filed as Exhibit 10.13 to the Company's Registration Statement No. 33-46158 on Form S-1 and incorporated herein by reference).

          10.7 Form of Indemnity Agreement with directors (filed as Exhibit 10.14 to the Company's Registration Statement No. 33-46158 on Form S-1 and incorporated herein by reference).

          10.8 Fourth Amendment dated March 18, 1993 to License Agreement between the Company and the Massachusetts Institute of Technology dated December 14, 1987, as amended (filed as Exhibit
                               10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by reference).

          10.9* License Agreement between the Company and The Johns Hopkins University dated as of August 4, 1993 (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993 and on paper as File No. 1-12128 and incorporated herein by reference).

          10.10 Fifth Amendment dated April 14, 1994 to License Agreement between the Company and the Massachusetts Institute of Technology dated December 14, 1987 (filed as Exhibit 10.1 to the Company's Form 10-Q for the quarter ended March 31, 1994 and incorporated herein by reference).

          10.11* Exclusive Distribution Agreement between the Company and Konica Corporation dated as of November 9, 1994. (Filed as Exhibit 10.26 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference).

          10.12* License Agreement between the Company and Yale University dated as of March 21, 1995 (filed as
                               Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 and incorporated herein by reference).

          10.13 Lease Agreement between the Company and One Nevada Realty Trust dated October 6, 1995 (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1995 and incorporated herein by reference).

          10.14 Sixth Amendment dated March 1, 1996 to License Agreement between Matritech and the Massachusetts Institute of Technology dated December 31, 1987, as amended (filed as Exhibit 10.26 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 and incorporated herein by reference).

           10.15 Senior Loan and Security Agreement No. 0096 between the Company and Phoenix Leasing, Incorporated dated August 29, 1997 including form of Senior Secured Promissory Note between the Company and Phoenix Leasing, Incorporated (filed as Exhibit 10.20 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by reference).

          10.16* Distributorship Agreement by and between the Company and Curtin Matheson Scientific, a division of Fisher Scientific Company, L.L.C. dated as of March 19, 1998 (filed as Exhibit
                               10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by reference).

          10.17** Form of Subscription Agreement dated March 10, 1999 by and between the Company and certain investors.

          23**                 Consent of Arthur Andersen LLP.

          27**                 Financial Data Schedule.

________________________
*    Confidential Treatment Granted for portions thereof
**   Filed herewith
+ Indicates management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report.
(b)  Reports on Form 8-K.
     Not Applicable
(c)  Exhibits.
     The Company hereby files as exhibits to this Form 10-K those exhibits
     listed in Item 14(a)(3),   above.
(d)  Financial Statement Schedules.
     The Company hereby files as financial statement schedules to this Form 10-K those financial statement schedules listed in Item 14(a)(2), above.

                                MATRITECH, INC.


                         Index to Financial Statements



                                                                 PAGE


Report of Independent Public Accountants                          F-2

Balance Sheets as of December 31, 1997 and 1998                   F-3

Statements of Operations for the Years Ended
December 31, 1996, 1997 and 1998                                  F-4

Statements of Stockholders' Equity for the
Years Ended December 31, 1996, 1997 and 1998                      F-5

Statements of Cash Flows for the Years Ended
December 31, 1996, 1997 and 1998                                  F-6

Notes to Financial Statements                                     F-7


                    Report of Independent Public Accountants



To Matritech, Inc.:

We have audited the accompanying balance sheets of Matritech, Inc. (a Delaware corporation) as of December 31, 1997 and 1998, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Matritech, Inc. as of December 31, 1997 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.



                                                             Arthur Andersen LLP



Boston, Massachusetts
February 8, 1999

                                MATRITECH, INC.

                                BALANCE SHEETS

                                    ASSETS

                                                          DECEMBER 31,
                                                        1997         1998

CURRENT ASSETS:
 Cash and cash equivalents                           $11,067,414   $4,146,821
 Accounts receivable                                     101,941      162,261
 Inventories                                             487,360      336,398
 Interest receivable and prepaid expenses                127,156      113,582
                                                     -----------   ----------
  Total current assets                                11,783,871    4,759,062
                                                     -----------   ----------
PROPERTY AND EQUIPMENT, at cost:
 Laboratory equipment                                  1,370,929    1,418,042
 Office equipment                                        203,214      212,698
 Laboratory furniture                                     62,739       62,739
 Leasehold improvements                                   56,981       56,981
                                                     -----------   ----------
                                                       1,693,863    1,750,460

 Less--Accumulated depreciation and amortization         872,706    1,065,060
                                                     -----------   ----------
                                                         821,157      685,400
                                                     -----------   ----------

OTHER ASSETS, net                                         86,745       67,363
                                                     -----------   ----------
                                                     $12,691,773   $5,511,825
                                                     ===========   ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current maturities of note payable            $     60,733   $     68,271
   Accounts payable                                   378,700        329,660
   Accrued expenses                                   354,904        573,422
                                                 ------------   ------------
      Total current liabilities                       794,337        971,353
                                                 ------------   ------------
NOTE PAYABLE, less current maturities                 208,762        140,491
                                                 ------------   ------------
Commitments (Notes 3 and 6)

STOCKHOLDERS' EQUITY:
   Preferred stock, $1.00 par value
    Authorized--4,000,000 shares
    Issued and outstanding--none                            -              -
   Common stock, $.01 par value
    Authorized--40,000,000 shares
    Issued and outstanding--18,566,737 shares
    in 1997 and 18,626,602 shares in 1998             185,667        186,266
   Additional paid-in capital                      45,118,499     45,364,731
   Accumulated deficit                            (33,615,492)   (41,151,016)
                                                 ------------   ------------
      Total stockholders' equity                   11,688,674      4,399,981
                                                 ------------   ------------
                                                 $ 12,691,773   $  5,511,825
                                                 ============   ============

   The accompanying notes are an integral part of these financial statements.

                                MATRITECH, INC.

                            Statements of Operations


                                                    Years Ended December 31,
                                                1996          1997          1998

REVENUES:
 Collaborative research and development,    $ 1,881,833   $   747,532   $   967,759
  license fees and product sales
 Interest and other income                      528,583       566,686       457,678
                                            -----------   -----------   -----------
                                              2,410,416     1,314,218     1,425,437
                                            -----------   -----------   -----------
EXPENSES:
 Research and development                     3,909,793     3,943,390     4,010,368
 Selling, general and administrative          3,665,298     4,845,915     4,950,593
                                            -----------   -----------   -----------
                                              7,575,091     8,789,305     8,960,961
                                            -----------   -----------   -----------
   Net loss                                 $(5,164,675)  $(7,475,087)  $(7,535,524)
                                            ===========   ===========   ===========

BASIC/DILUTED NET LOSS PER COMMON SHARE           $(.32)        $(.43)        $(.40)
                                            ===========   ===========   ===========

BASIC/DILUTED WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                    15,900,467    17,512,242    18,608,784
                                            ===========   ===========   ===========





   The accompanying notes are an integral part of these financial statements.

                                MATRITECH, INC.

                       STATEMENT OF STOCKHOLDERS' EQUITY


                                                        Common Stock          Additional                     Total
                                                   Number                      Paid-in     Accumulated   Stockholders'
                                                  of shares      Par Value     Capital       Deficit        Equity
Balance, December 31, 1995                        15,194,127     $151,941    $32,174,967  $(20,975,730)   $11,351,178
 Exercise of common stock options                    104,294        1,043        181,359             -        182,402
 Exercise of common stock
  purchase warrants                                  728,453        7,284      1,324,790             -      1,332,074
 Issuance of common stock under
  employee stock purchase plan                          5,860           59         10,196             -         10,255
 Compensation related to issuance of
  common stock options                                     -            -         72,750             -         72,750
 Net loss                                                  -            -              -    (5,164,675)    (5,164,675)
                                                  ----------  -----------   ------------   -----------     ----------
Balance, December 31, 1996                        16,032,734      160,327     33,764,062   (26,140,405)     7,783,984
 Sale of common stock, net of commissions
  and issuance costs of $92,430                    2,457,609       24,576     10,879,492             -     10,904,068
 Exercise of common stock options                     12,878          128         27,525             -         27,653
 Exercise of common stock purchase warrants           55,895          560         70,822             -         71,382
 Issuance of common stock under
  employee stock purchase plan                         7,621           76         26,598             -         26,674
 Compensation related to issuance of
  common stock warrants                                    -            -        350,000             -        350,000
 Net loss                                                  -            -              -    (7,475,087)    (7,475,087)
                                                  ----------  -----------   ------------   -----------     ----------
Balance, December 31, 1997                        18,566,737      185,667     45,118,499   (33,615,492)    11,688,674
 Exercise of common stock
  Options                                             43,513          435         51,400             -         51,835
 Exercise of common stock
  purchase warrants                                   10,000          100         17,900             -         18,000
 Issuance of common stock under
  employee stock purchase plan                         6,352           64         26,932             -         26,996
 Compensation related to
  issuance of common stock
  warrants                                                 -            -        150,000             -        150,000
 Net loss                                                  -            -              -    (7,535,524)    (7,535,524)
                                                  ----------  -----------   ------------   ------------    ----------
Balance, December 31, 1998                        18,626,602  $   186,266   $ 45,364,731   $(41,151,016)   $4,399,981
                                                  ==========  ===========   ============   ============    ==========

   The accompanying notes are an integral part of these financial statements.

                                MATRITECH, INC.

                            Statements of Cash Flows


                                                              Years Ended December 31,
                                                          1996          1997          1998

Cash Flows from Operating Activities:
  Net loss                                            $(5,164,675)  $(7,475,087)  $(7,535,524)
  Adjustments to reconcile net loss to net cash
  used in operating activities
   Depreciation and amortization                          133,952       226,924       210,648
   Operating expense related to issuance of common
   stock warrant                                                -       350,000       150,000
   Compensation related to issuance of common
   stock options                                           72,750             -             -
   Changes in assets and liabilities
     Accounts receivable                                 (701,405)      712,603       (60,320)
     Inventories                                         (150,673)     (144,302)      150,962
     Interest receivable and prepaid expenses               8,546        (3,755)       13,574
     Accounts payable                                      81,999       (43,859)      (49,040)
     Accrued expenses                                     249,140      (108,414)      218,518
     Deferred revenue                                     (34,900)            -             -
                                                      -----------   -----------   -----------
        Net cash used in operating activities          (5,505,266)   (6,485,890)   (6,901,182)
                                                      -----------   -----------   -----------
Cash Flows from Investing Activities:
  Purchase of property and equipment                     (285,386)     (456,484)      (56,597)
  (Increase) decrease in other assets                      45,334       (59,820)        1,089
                                                      -----------   -----------   -----------
        Net cash used in investing activities            (240,052)     (516,304)      (55,508)
                                                      -----------   -----------   -----------

Cash Flows from Financing Activities:
   Proceeds from note payable                                   -       288,376             -
   Payments on note payable                               (18,387)      (18,881)      (60,734)
   Proceeds from sale of common stock and warrants              -    10,904,068             -
   Proceeds from the exercise of common stock
    purchase warrants                                   1,332,074        71,382        18,000
   Proceeds from exercise of common stock options         182,402        27,653        51,835
   Proceeds from issuance of common stock under
    employee stock purchase plan                           10,255        26,674        26,996
                                                      -----------   -----------   -----------
Net cash provided by financing activities               1,506,344    11,299,272        36,097
                                                      -----------   -----------   -----------
Increase (Decrease) in Cash and Cash Equivalents       (4,238,974)    4,297,078    (6,920,593)
Cash and Cash Equivalents, beginning of year           11,009,310     6,770,336    11,067,414
                                                      -----------   -----------   -----------
Cash and Cash Equivalents, end of year                $ 6,770,336   $11,067,414   $ 4,146,821
                                                      ===========   ===========   ===========
Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for interest                $         -   $     5,420   $    28,479
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

     The Company is devoting substantially all of its efforts toward product research and development, raising capital and marketing products. The Company is subject to risks common to companies in similar stages of development, including history of operating losses and anticipated future losses, fluctuation in operating results, uncertainties associated with future performance, dependence on key individuals, competition from substitute products and larger companies, the development of commercially usable products and the need to obtain adequate additional financing necessary to fund the development of its future products.

     In 1995, the Company began to sell its NMP22(R) Test Kits for bladder cancer in certain countries in Europe through distributors. In 1996, the Company received FDA approval to begin selling the NMP22 Test Kit as a prognostic indicator for use in the management of bladder cancer patients in the United States and in May, 1998 the Koseisho approved the NMP22 Test Kit for sale in Japan for screening of bladder cancer patients.

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

     (b)  Cash and Cash Equivalents

          The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company applies Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Under SFAS No. 115, securities that the Company has the positive intent and ability to hold to maturity are reported at amortized cost, which approximates fair market value, and are classified as held-to-maturity. These securities include cash and cash equivalents, which consist of auction market preferred stocks, money market accounts and repurchase agreements at December 31, 1997 and 1998.

                                MATRITECH, INC.

                         NOTES TO FINANCIAL STATEMENTS

                                  (Continued)

     (c)  Inventories

          Inventories are stated at the lower of cost or market and consist of the following:

                                                   DECEMBER 31,


                                                 1997      1998

                Raw materials                 $305,241   $225,159
                Work-in-process                  6,634      3,195
                Finished goods                 175,485    108,044
                                              --------   --------
                                              $487,360   $336,398
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

          The Company received revenue of greater than 10% of total collaborative research and development, license fees and product sales from the following number of customers during the following periods:

                                           Percentage of Product Revenues
          SIGNIFICANT                                 Customer
          CUSTOMERS ------------------------------------------------------------
                                         A       B      C      D      E      F
          Year ended December      4    16%      -      -     21%    11%    13%
          31, 1996
          Year ended December
          31, 1997                 2     -       -     19%     -      -     18%
          Year ended December
          31, 1998                 2     -       31%    -      -      -     29%

          The Company had accounts receivable balances greater than 10% of total accounts receivable from the following customers as of December 31, 1997 and 1998:


                                   Percentage of Total Accounts Receivable
                                                  Customer
                               ------------------------------------------------
                               A        B        C        D       F    G     H

          As of December 31,
          1997                 -        -       53%       -       -    -     -
          1998                 -        -        -        -      60%  11%    12%

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

     (i)  Net Loss per Common Share

          In March 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings per Share, which established new standards for calculating and presenting earnings per share. Basic net loss per common share was computed by dividing net loss by the weighted average number of common shares outstanding during the year. Diluted loss per share is the same as basic loss per share as the effects of the potential common stock are antidilutive. This accounting change had no effect on the Company's historical net loss per common share. The number of common stock equivalents excluded from the diluted net loss per share were 1,049,338, 1,497,176 and 1,649,391 for the years ended December 31, 1996, 1997 and 1998, respectively.

     (j)  Postretirement Benefits

          The Company has no obligations for postretirement benefits.

     (k)  Comprehensive Income

          Effective January 1, 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income. This statement requires that all items recognized under accounting standards as components of comprehensive earnings be reported in the annual financial statements. It also requires that an entity classify items of other comprehensive earnings (e.g., foreign currency translation adjustments and unrealized gains and losses on certain marketable securities) by their nature in an annual financial statement. The Company's total comprehensive loss was the same as the reported net loss for all periods presented.

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

                                MATRITECH, INC.

                         NOTES TO FINANCIAL STATEMENTS

                                  (Continued)

     The net operating loss carryforwards and tax credits expire as follows:

                                                   State
                              Federal Net     Net Operating
                            Operating loss         Loss        Tax Credit
Expiration Date              Carryforwards    Carryforwards   Carryforwards
---------------             --------------    -------------   -------------
1999                              -             $ 4,344,000
2000                              -               3,715,000
2001                              -               3,986,000
2002                              -               2,048,000
2003-2018                    32,500,000           9,207,000      $1,719,000
                            -----------         -----------      ----------
                            $32,500,000         $23,300,000      $1,719,000
                            ===========         ===========      ==========

The Company's net deferred tax asset consists of the following:

                                                             DECEMBER 31,
                                                         1997            1998
Net operating loss carryforwards                     $10,874,000     $14,008,000
Capitalized research and development expenses          2,670,000       3,530,000
Tax credits                                            1,376,000       1,719,000
Temporary differences                                    (37,000)        (21,000)
                                                     -----------     -----------
 Net deferred tax asset                               14,883,000      19,236,000
Valuation allowance                                  (14,883,000)    (19,236,000)
                                                     -----------     -----------
                                                     $         -     $         -
                                                     ===========     ===========

     The valuation allowance has been provided due to the uncertainty surrounding the realization of the deferred tax asset.

(3)  Lease Commitments

     The Company leases office and laboratory facilities and certain equipment under operating leases that expire through 2000. Annual commitments under these operating leases are as follows:


                   YEAR            AMOUNT
                   1999           $249,000
                   2000            242,000
                                  --------
                                  $491,000
                                  ========

     Rent expense for the years ended December 31, 1996, 1997 and 1998 was approximately $333,000, $275,000 and $275,000, respectively.

                                MATRITECH, INC.

                         NOTES TO FINANCIAL STATEMENTS

                                  (Continued)

(4)  Note Payable

     In August 1997, the Company entered into an equipment line of credit under which it could borrow up to $1,200,000 for equipment purchases. This line of credit has since expired and in October 1997, the outstanding balance was converted into a 48 month term note. The term note bears interest at 11.75% and is secured by the underlying equipment. Payments under the term note payable are as follows:

                      DECEMBER 31,       AMOUNT
                        1999             $68,271
                        2000              76,745
                        2001              63,746
                                        --------
                                        $208,762
                                        ========

(5)  Common Stock

     (a)  Sale of Common Stock

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

     (b)  Warrants

          In connection with a private placement in September 1994, the Company issued a warrant to purchase 234,637 units at an exercise price equal to $2.25 per unit to the placement agent ("Placement Agent Warrants"). Each Placement Agent Warrant converts into one share of common stock and one Class B nonredeemable common stock purchase warrant. During 1996, 214,637 of the Placement Agent Warrants and 204,637 of the underlying Class B non redeemable common stock purchase warrants were exercised for net proceeds of $756,886, pursuant to which the Company issued 400,693 shares of common stock. At December 31, 1997 and 1998, there are 20,000 Placement Agent Warrants and 10,000 Class B nonredeemable common stock purchase warrants outstanding.

          In April 1997, the Company issued a warrant to a public relations consultant for the purchase of up to 150,000 shares of the Company's common stock for a price of $6.50 per share expiring in April 2002. These warrants were valued at approximately $500,000 in accordance with SFAS No. 123 and were expensed ratably over the one-year term of the agreement. The Company expensed $150,000 and $350,000 as a component of selling, general and administrative expenses on the accompanying statement of operations for the years ended December 31, 1998 and 1997, respectively.

                                MATRITECH, INC.

                         NOTES TO FINANCIAL STATEMENTS

                                  (Continued)

     (c)  Stock Option and Purchase Plans

          The Company has granted incentive and nonqualified options under its 1988 and 1992 option plans and the 1992 Directors' Plan. All option grants, prices and vesting periods are determined by the Board of Directors. Incentive stock options must be granted at a price not less than the fair market value on the date of grant.


         There are 375,461 common shares available for future grants under existing option plans at December 31, 1998. The following table summarizes stock option activity:

                                                     NUMBER          OPTION PRICE PER
                                                   OF OPTIONS              SHARE

         Options outstanding, December 31, 1995      438,124           .82-  5.00
           Granted                                   624,649          3.63-  13.13
           Exercised                                (104,294)          .82-   3.38
           Terminated                                (38,701)         1.81-  13.13
                                                   ---------         -------------
         Options outstanding, December 31, 1996      919,778           .82-  13.13
           Granted                                   195,671          4.00-   8.06
           Exercised                                 (12,878)         1.37-   4.00
           Terminated                                (55,626)         1.81-  12.00
                                                   ---------         -------------
         Options outstanding, December 31, 1997    1,046,945         $ .82- $13.13
           Granted                                   320,725          1.44-  4.375
           Exercised                                 (43,513)          .82-   4.00
           Terminated                               (114,997)          .82- 13.125
                                                   ---------         -------------
         Options outstanding, December 31, 1998    1,209,160         $1.37- $13.13
                                                   =========         =============

         Options exercisable, December 31, 1998      606,221         $1.37- $13.13
                                                   =========         =============



                   OPTIONS OUTSTANDING                          OPTIONS EXERCISABLE
        ------------------------------------------------------ ---------------------
                                            WEIGHTED
                                            AVERAGE
                                           REMAINING   WEIGHTED                WEIGHTED
                                          CONTRACTUAL  AVERAGE                 AVERAGE
        RANGE OF EXERCISE      NUMBER      LIFE (IN    EXERCISE    NUMBER      EXERCISE
               PRICE        OUTSTANDING     YEARS)      PRICE    EXERCISABLE     PRICE
          $1.37 - $ 3.38       473,779       7.62      $ 1.95      203,254    $   1.93
           3.62 -   7.87       623,781       7.89        6.86      292,167        6.84
           8.06 -  13.13       111,600       7.89       10.63      110,800       10.82
          --------------  ------------  ---------   ---------  -----------  ----------
              Total          1,209,160       7.78      $ 5.31      606,221    $   5.92


                                MATRITECH, INC.

                         NOTES TO FINANCIAL STATEMENTS

                                  (Continued)


       The Company has reserved and may issue up to an aggregate of 225,000 shares of common stock under the Employee Stock Purchase Plan pursuant to which stock is sold at 85% of fair market value, as defined. At December 31, 1997 and 1998, the Company has accumulated payroll deductions of $26,996 and $3,975, respectively, for the issuance of 6,352 shares and 2,650 shares of common stock, respectively, which are issued in the following year to employees pursuant to the plan. At December 31, 1998, 189,925 shares are available for issuance under the plan.

         In October 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 requires the measurement of the fair value of stock options, including stock purchase plans, or warrants granted to employees to be included in the statement of operations or disclosed in the notes to financial statements. The Company has determined that it will continue to account for stock-based compensation for employees under Accounting Principles Board Opinion No. 25 and elect the disclosure-only alternative under SFAS No. 123. The Company has computed the pro forma disclosures required under SFAS No. 123 for options granted in 1996, 1997 and 1998 and stock issued pursuant to the stock purchase plan using the Black-Scholes option pricing model prescribed by SFAS No. 123. The weighted average assumptions used for 1996 1997 and 1998 are as follows:


                                        1996         1997         1998

          Risk-free interest rate    5.54%-6.83%  5.83%-6.86%  4.65%-5.56%
          Expected dividend yield         -           -            -
          Expected life               7 years      7 years      7 years
          Expected volatility           80%          65%          65%


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

       The total fair value of the options granted during 1996, 1997 and 1998 was computed as approximately $4,065,000, $819,000 and $504,000, respectively. Of these amounts, approximately $196,000, $1,130,000 and $1,143,000 would be charged to operations for the years ended December 31, 1996, 1997 and 1998, respectively. The remaining amount, approximately $2,363,000, would be amortized over the remaining vesting period of the underlying options. The resulting pro forma compensation expense may not be representative of the amount to be expected in future years as pro forma compensation expense may vary based upon the number of options granted.

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

       The pro forma effect of SFAS No. 123 for the years ended December 31, 1996, 1997 and 1998 is as follows:


                                                   1996
                                         AS REPORTED    PRO FORMA
Net loss                                $(5,164,675)  $(5,360,717)
                                        ===========   ===========
Basic and diluted net loss per share    $      (.32)  $      (.34)
                                        ===========   ===========


                                                   1997

                                         AS REPORTED    PRO FORMA
Net loss                                $(7,475,087)  $(8,605,405)
                                        ===========   ===========
Basic and diluted net loss per share    $      (.43)  $      (.49)
                                        ===========   ===========


                                                   1998

                                         AS REPORTED    PRO FORMA
Net loss                                $(7,535,524)  $(8,678,197)
                                        ===========   ===========
Basic and diluted net loss per share    $      (.40)  $      (.47)
                                        ===========   ===========

  (d)  Reserved Shares

       As of December 31, 1998, the following shares of common stock were reserved and available for future issuance:


             1988 and 1992 Stock Option Plans      1,369,621
             1992 Employee Stock Purchase Plan       189,925
             Exercise of warrants outstanding        440,231
             1992 Director Stock Option Plan         215,000
                                                   ---------
                                                   2,214,777
                                                   =========

                                MATRITECH, INC.

                         NOTES TO FINANCIAL STATEMENTS

                                  (Continued)


(6)  License Agreement

     (a)  MIT License Agreement

          MIT has granted the Company a worldwide exclusive license to certain technology, which was extended when the Company obtained FDA approval of its first cancer diagnostic product in 1996, until the expiration of all patent rights in 2006. Pursuant to the license agreement, the Company pays royalties on the sales of products incorporating the licensed technology. The Company paid $25,984, $19,096 and $17,776 in royalties in the years ended December 31, 1996, 1997, and 1998.

     (b)  Hybritech License Agreement

          In August 1994, the Company entered into a non-exclusive license agreement with Hybritech, Inc. for the manufacture and sale of certain patented technology for immunometric assays using monoclonal antibodies. The Company is required to pay a royalty equal to the greater of 8% of net sales of licensed products or $25,000 per year until the expiration of patent rights on a country-by-country basis beginning in 2000 through 2008. The Company paid $25,000, $53,863 and $25,000 in royalties during the years ending December 31, 1996, 1997 and 1998, respectively. The Company presently is evaluating this license to determine whether future royalties, if any, are due on the future sale of any Matritech product.

(7)  Collaboration Agreements

     (a)  Joint Development and Distribution with Bayer

     In 1995, Matritech signed a joint development and distribution agreement with Bayer for the identification of cervical cancer-specific NMPs and the development of monoclonal antibodies which recognize malignant and pre-malignant or dysplastic cervical cancer cells. In the years ended December 31, 1996 and 1997, the Company recorded revenues of $120,000, $140,000, respectively. No revenues were recorded in the year ended December 31, 1998.

     In December 1997, Matritech submitted pre-clinical evaluation data to Bayer which had been providing funding for this project. After a period of discussion between the two companies Bayer elected not to proceed with the project. Bayer's option to develop and launch an automated cervical cancer instrument for use with NMP-179 has terminated and Bayer is no longer obligated to provide further funding towards the commercialization of the system. Matritech has regained all marketing and product rights which had been granted to Bayer Corporation in the cervical cancer development and supply agreement between the two companies.

     (b)  Yamanouchi Pharmaceutical, Co., Ltd.

     On November 10, 1998 the Company amended its development and supply agreement with Yamanouchi Pharmaceutical, Co., Ltd. resulting in the termination of development, supply and marketing rights. In addition, Matritech reacquired all rights under the agreement in exchange for a two-percent royalty on future product sales covered by this agreement, sold in Japan, not to exceed $2,000,000.

                                MATRITECH, INC.

                         NOTES TO FINANCIAL STATEMENTS

                                  (Continued)

(8)    Accrued Expenses

       Accrued expenses consist of the following:


                                         DECEMBER 31,

                                        1997     1998

     Payroll and related costs       $120,371  $245,777
     Professional fees                 52,027   222,107
     Royalties                              -    55,598
     Clinical trials costs            134,798    37,484
     Other                              4,108    12,456
     Printing and design costs         43,600         -
                                     --------  --------
                                     $354,904  $573,422
                                     ========  ========


(9)  Segment and Geographic Information

     The Company has adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information in the fiscal year ended December 31, 1998. SFAS 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker or decision making group, in making decisions how to allocate resources and assess performance. The Company's chief decision maker, as defined under SFAS 131, is a combination of the Chief Executive Officer, President and the Chief Financial Officer. To date, the Company has viewed its operations and manages its business as principally one segment, the sale of cancer diagnostic products. Associated services are not significant. As a result, the financial information disclosed herein, represents all of the material financial information related to the principal operating segment.

     Geographic information product sales by destination as a percentage of total product sales are as follows:

                            YEARS ENDED DECEMBER 31,

                            1996     1997     1998
          United States     24.0%    41.9%    52.1%
          Europe            41.5     37.0     36.0
          Japan             31.5      1.4      6.2
          All other          3.0     19.7      5.7
                            ----     ----     ----
                             100%     100%     100%

     Product sales were $1,678,000, $602,000 and $895,000 in the years ended December 31, 1996, 1997, and 1998, respectively. All of the Company's products were shipped from its facilities located in the United States.

                                MATRITECH, INC.

                         NOTES TO FINANCIAL STATEMENTS

                                  (Continued)

(10)  Subsequent event

     In March 1999, certain private investors agreed to invest approximately $4.0 million in the Company through a private placement of 3,094,811 shares of its Common Stock. The financing is expected to close in early April 1999, subject to customary closing conditions. Matritech expects to receive net proceeds of approximately $3,940,000 after deducting the estimated expenses of the transaction. Matritech agreed to file a registration statement with the Securities and Exchange Commission covering the resale of the shares issued in connection with this private placement. The purpose of this transaction is to provide working capital, when combined with the reserves in Matritech's treasury at the beginning of the year, to adequately support the Company into the year 2000.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Newton, Commonwealth of Massachusetts, on the 30th day of March, 1999.

                                          MATRITECH, INC.


                                          By: /s/ Stephen D. Chubb
                                             -----------------------------
                                             Stephen D. Chubb
                                             Director, Chairman and Chief
                                             Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                  Title                                       Date
/s/ Stephen D. Chubb                       Director, Chairman, Chief Executive         March 30, 1999
-----------------------------------------  Officer and Treasurer (Principal
Stephen D. Chubb                           Executive Officer)

/s/ David L. Corbet                        Director, President and Chief Operating     March 30, 1999
-----------------------------------------  Officer
David L. Corbet

/s/ Robert W. Morgan                       Vice President and Chief Financial          March 30, 1999
-----------------------------------------  Officer (Principal Accounting and
Robert W. Morgan                           Financial Officer)

/s/ J. Robert Buchanan                     Director                                    March 30, 1999
-----------------------------------------
J. Robert Buchanan

/s/ Thomas R. Morse                        Director                                    March 30, 1999
-----------------------------------------
Thomas R. Morse

/s/ David Rubinfien                        Director                                    March 30, 1999
-----------------------------------------
David Rubinfien

/s/ T. Stephen Thompson                    Director                                    March 30, 1999
-----------------------------------------
T. Stephen Thompson

/s/ C. William Zadel                       Director                                    March 30, 1999
-----------------------------------------
C. William Zadel

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

       10.2+ 1988 Stock Plan (filed as Exhibit 10.8 to the Company's Registration Statement No. 33-46158 on Form S-1 and incorporated herein by reference).

       10.3+ 1992 Stock Plan as amended as of June 13, 1997 (filed as Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by reference).

       10.4+ Amended and Restated 1992 Non-Employee Director Stock Plan as amended as of June 7, 1996 (filed as Exhibit
                         10.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1996 and incorporated herein by reference).

       10.5+             1992 Employee Stock Purchase Plan (filed as Exhibit
                         10.11 to the Company's Registration Statement No. 33-46158 on Form S-1 and incorporated herein by reference).

       10.6 Second Amended and Restated Registration Rights Agreement dated May 4, 1990, as amended February 26, 1992 (filed as Exhibit 10.13 to the Company's Registration Statement No. 33-46158 on Form S-1 and incorporated herein by reference).

       10.7              Form of Indemnity Agreement with directors (filed as
                         Exhibit 10.14 to the Company's Registration Statement No. 33-46158 on Form S-1 and incorporated herein by reference).

       10.8 Fourth Amendment dated March 18, 1993 to License Agreement between the Company and the Massachusetts Institute of Technology dated December 14, 1987, as amended (filed as Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by reference).

       10.9* License Agreement between the Company and The Johns Hopkins University dated as of August 4, 1993 (filed as
                         Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993 and on paper as File No. 1-12128 and incorporated herein by reference).

       10.10 Fifth Amendment dated April 14, 1994 to License Agreement between the Company and the Massachusetts Institute of Technology dated December 14, 1987 (filed as Exhibit 10.1 to the Company's Form 10-Q for the quarter ended March 31, 1994 and incorporated herein by reference).

       10.11* Exclusive Distribution Agreement between the Company and Konica Corporation dated as of November 9, 1994. (Filed as Exhibit 10.26 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference).

       10.12* License Agreement between the Company and Yale University dated as of March 21, 1995 (filed as Exhibit
                         10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 and incorporated herein by reference).

       10.13 Lease Agreement between the Company and One Nevada Realty Trust dated October 6, 1995 (filed as Exhibit
                         10.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1995 and incorporated herein by reference).

       10.14 Sixth Amendment dated March 1, 1996 to License Agreement between Matritech and the Massachusetts Institute of Technology dated December 31, 1987, as amended (filed as Exhibit 10.26 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 and incorporated herein by reference).

       10.15 Senior Loan and Security Agreement No. 0096 between the Company and Phoenix Leasing, Incorporated dated August 29, 1997 including form of Senior Secured Promissory Note between the Company and Phoenix Leasing, Incorporated (filed as Exhibit 10.20 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by reference).

       10.16* Distributorship Agreement by and between the Company and Curtin Matheson Scientific, a division of Fisher Scientific Company, L.L.C. dated as of March 19, 1998 (filed as Exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by reference).

       10.17** Form of Subscription Agreement dated March 10, 1999 by and between the Company and certain investors.

       23**              Consent of Arthur Andersen LLP.

       27**              Financial Data Schedule.

___________________
*  Confidential Treatment Granted for portions thereof
** Filed herewith
+ Indicates management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report.