Form 10-Q
period 1999-03-31
MATRITECH INC/DE/
filed 1999-05-14
CIK 884847

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)

 X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange --- Act of 1934:
    For the quarterly period ended March 31, 1999
                                       OR
    Transition report pursuant to Section 13 or 15(d) of the Securities Exchange --- Act of 1934:
    For the transition period from _______to_______

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

     As of May 11, 1999, there were 21,724,217 shares of Common Stock outstanding.

                   The Exhibit Index is located on Page 16.

                                MATRITECH, INC.

                                     INDEX


PART I     FINANCIAL INFORMATION
                                                               Page
                                                               ----
     Item 1. Financial Statements

             Balance Sheets at December 31, 1998
             and March 31, 1999                                  3

             Statements of Operations for the three months
             ended March 31, 1998 and 1999                       5

             Statements of Cash Flows for the three months
             ended March 31, 1998 and 1999                       6

             Notes to Financial Statements                       8

     Item 2. Management's Discussion and Analysis of
              Financial Condition and Results of Operations      9

PART II    OTHER INFORMATION

     Item 6. Exhibits and Reports on Form 8-K                   13

     SIGNATURES                                                 14

                         PART I. FINANCIAL INFORMATION


Item 1. Financial Statements

                                MATRITECH, INC.
                                 BALANCE SHEETS
                                     ASSETS

                                         December 31,            March 31,          Proforma March 31,
                                             1998                  1999                    1999
                                      -------------------  ---------------------  ----------------------
                                                                (Unaudited)            (Unaudited)
                                                                                         (Note 2)
CURRENT ASSETS:
  Cash and cash equivalents                    $4,146,821            $2,412,741              $6,337,741
  Accounts receivable, net                        162,261               177,046                 177,046
  Inventories                                     336,398               338,964                 338,964
  Prepaid expenses                                113,582               100,512                 100,512
                                           --------------        --------------          --------------
        Total current assets                    4,759,062             3,029,263               6,954,263
                                           --------------        --------------          --------------
PROPERTY AND EQUIPMENT, at cost:
  Laboratory equipment                          1,418,042             1,423,124               1,423,124
  Office equipment                                212,698               212,698                 212,698
  Laboratory furniture                             62,739                62,739                  62,739
  Leasehold improvements                           56,981                56,981                  56,981
                                           --------------        --------------          --------------
                                                1,750,460             1,755,542               1,755,542
       Less-Accumulated depreciation
              and amortization                  1,065,060             1,110,701               1,110,701
                                           --------------        --------------          --------------
                                                  685,400               644,841                 644,841
                                           --------------        --------------          --------------

OTHER ASSETS, net                                  67,363                66,738                  66,738
                                           --------------        --------------          --------------
                                               $5,511,825            $3,740,842              $7,665,842
                                           ==============        ==============          ==============

                See accompanying notes to financial statements.

                                MATRITECH, INC.
                                 BALANCE SHEETS
                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                     December 31,                March 31,              Proforma March 31,
                                                         1998                      1999                        1999
                                                ----------------------  ---------------------------  ------------------------
                                                                                (Unaudited)                (Unaudited)
                                                                                                             (Note 2)
CURRENT LIABILITIES:
    Current maturities of note payable                   $     68,271                 $     66,953              $     66,953
    Accounts payable                                          329,660                      229,210                   229,210
    Accrued expenses                                          573,422                      583,318                   583,318
                                                      ---------------              ---------------           ---------------
         Total current liabilities                            971,353                      879,481                   879,481
                                                      ---------------              ---------------           ---------------

NOTE PAYABLE, LESS CURRENT MATURITIES                         140,491                      125,483                   125,483
                                                      ---------------              ---------------           ---------------
STOCKHOLDERS' EQUITY:
          Preferred stock, $1.00 par value -
              Authorized - 4,000,000 shares
              Issued and outstanding - none                       ---                          ---                       ---
          Common stock, $.01 par value -
              Authorized - 40,000,000 shares
              Issued and outstanding -
               18,626,602
              shares at December 31, 1998,
              18,629,252 shares at March 31,
               1999,
              and 21,724,217 shares proforma                  186,266                      186,293                   217,242
              March 31, 1999
          Additional paid-in capital                       45,364,731                   45,368,680                49,262,731
          Accumulated deficit                             (41,151,016)                 (42,819,095)              (42,819,095)
                                                      ---------------              ---------------           ---------------
            Total stockholders' equity                      4,399,981                    2,735,878                 6,660,878
                                                      ---------------              ---------------           ---------------
                                                         $  5,511,825                 $  3,740,842              $  7,665,842
                                                      ===============              ===============           ===============

                See accompanying notes to financial statements.

                                MATRITECH, INC.
                            STATEMENT OF OPERATIONS
                                  (Unaudited)

                                                               Three Months Ended
                                                                    March 31,
                                                            1998                 1999
                                                     -------------------  -------------------
REVENUE:
  Product sales and collaborative
     research and development                               $   264,495          $   169,882
      revenue
  Interest and other income                                     146,460               34,412
                                                        ---------------      ---------------
                                                                410,955              204,294
                                                        ---------------      ---------------
EXPENSES:
  Research and
     development                                              1,039,955            1,033,946
  Selling, general and
     administrative                                           1,431,456              838,426
                                                        ---------------      ---------------
                                                              2,471,411            1,872,372
                                                        ---------------      ---------------

NET LOSS                                                    $(2,060,456)         $(1,668,078)
                                                         ==============      ===============
BASIC/DILUTED
NET LOSS PER SHARE                                                $(.11)               $(.09)
                                                         ==============      ===============
BASIC/DILUTED
WEIGHTED AVERAGE
NUMBER OF COMMON
SHARES OUTSTANDING                                           18,579,383           18,629,252
                                                         ==============      ===============

                See accompanying notes to financial statements.

                                MATRITECH, INC.
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                  Three Months Ended
                                                                        March 31,
                                                              1998                        1999
                                                       ---------------             ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net loss                                              $(2,060,456)                $(1,668,078)
     Adjustments to reconcile net loss to
      net cash used in operating activities -
        Depreciation and amortization                           62,281                      46,265
        Operating expense related to
         issuance of                                           112,500                         ---
           Common stock warrant
        Changes in assets and liabilities -
           Accounts receivable, net                            (89,922)                    (14,785)
           Inventories                                          43,416                      (2,566)
           Prepaid expenses                                     32,965                      13,070
           Accounts payable                                     26,573                    (100,450)
           Accrued expenses                                     79,098                       9,896
                                                       ---------------             ---------------
               Net cash used in operating
                activities                                  (1,793,545)                 (1,716,648)
                                                       ---------------             ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:

          Purchases of property and
           equipment                                           (21,323)                     (5,082)
                                                       ---------------             ---------------
               Net cash used in investing
                activities                                     (21,323)                     (5,082)
                                                       ---------------             ---------------

                See accompanying notes to financial statements.

                                MATRITECH, INC.
                      STATEMENTS OF CASH FLOWS (continued)
                                  (Unaudited)

                                         Three Months Ended
                                              March 31,
                                                                 1998                      1999
                                                            ---------------          ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:

     Proceeds from exercise of common stock options             $    45,924              $     3,976

     Payments on note payable                                       (14,524)                 (16,326)
                                                            ---------------          ---------------
           Net cash provided by (used in)
            financing activities                                     31,400                  (12,350)
                                                            ---------------          ---------------
NET DECREASE IN CASH AND
  CASH EQUIVALENTS                                               (1,783,468)              (1,734,080)

CASH AND CASH EQUIVALENTS,
   Beginning of period                                           11,067,414                4,146,821
                                                            ---------------          ---------------
CASH AND CASH EQUIVALENTS,
    End of period                                               $ 9,283,946              $ 2,412,741
                                                            ===============          ===============
SUPPLEMENTAL DISCLOSURE
OF CASH FLOW INFORMATION:
   Cash paid during the period for interest                     $     7,779              $     5,977
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

       The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and include, in the opinion of management, all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation of interim period results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The results for the interim periods presented are not necessarily indicative of results to be expected for any future period. It is suggested that these condensed financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 filed with the SEC (File No. 0-12128).


2. Proforma Balance Sheet / Subsequent Event
--------------------------------------------

       In April 1999, the Company completed a private placement of 3,094,965 shares of Common Stock for an aggregate selling price of approximately $4,000,000 (the "Private Placement"). The Company received net proceeds of approximately $3,925,000 after deducting the estimated fees and expenses of the transaction. The proforma effect of this transaction has been reflected in the proforma balance sheet at March 31, 1999.


3. Cash Equivalents
-------------------

       Cash equivalents are short-term, highly liquid investments with original maturities of less than three months. The Company's cash equivalents primarily consist of auction market preferred stocks, money market accounts and repurchase agreements at December 31, 1998 and March 31, 1999. The Company classifies its investments in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities".

4.  Inventories
---------------

       Inventories are stated at the lower of cost or market and consist of the following:

                                              December 31,            March 31,
                                                 1998                   1999
                                             ------------           -----------
Raw materials                                    $225,159              $205,979
Work-in-process                                     3,195                 7,887
Finished goods                                    108,044               125,098
                                             ------------           -----------
                                                 $336,398              $338,964
                                             ============           ===========

5. Net Loss Per Common Share
----------------------------

       In March 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share", which established new standards for calculating and presenting earnings per share. Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the year. Diluted loss per share is the same as basic loss per share as the effects of common stock equivalents are antidilutive. This accounting change had no effect on the Company's historical net loss per common share.

6. New Accounting Pronouncements
--------------------------------

       Effective January 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." This Statement requires that all items recognized under accounting standards as components of comprehensive earnings be reported in an annual financial statement. It also requires that an entity classify items of other comprehensive earnings (e.g., foreign currency translation adjustments and unrealized gains and losses on certain marketable securities) by their nature in an annual financial statement. The Company's total comprehensive loss for the three months ended March 31, 1999 and 1998 were the same as reported net loss for those periods.

       In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"). SOP 98-5 provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up
activities and organization costs to be expensed as incurred.   The Company does
not believe that the impact of SOP 98-5 will have a material impact on its financial statements.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

       The Company was incorporated in 1987 to develop, manufacture and market innovative cancer diagnostic products based on its proprietary NMP technology. Matritech has been unprofitable since inception and expects to incur significant operating losses for at least the next several years. For the period from inception to March 31, 1999, the Company incurred a cumulative net loss of approximately $43 million.

       In the United States, the Company sells its NMP22(R) Test Kit through its own direct sales force, and in March 1998 entered into a distribution agreement with Curtis Matheson Scientific, now Fisher Healthcare ("Fisher") granting Fisher the right, co-exclusive with Matritech, to distribute the NMP22 Test Kit to hospitals and commercial laboratories within the United States. Outside the United States, the Company sells the NMP22 Test Kit through distributors.

Results of Operations
---------------------

Three Months Ended March 31, 1999 Compared with Three Months Ended
------------------------------------------------------------------
March 31, 1998
--------------

       Product sales and collaborative research and development revenue decreased to $169,882 from $264,495 for the quarter ended March 31, 1999 and 1998, respectively. Revenue from product sales decreased to $169,882 from $209,495 for the quarter ended March 31, 1999 and 1998, respectively. Unit sales of NMP22 Test Kits increased by 16%; however, this increase was offset by lower per unit sales pricing in the 1999 quarter, causing an overall decrease in revenue. This lower sales price per unit arose from increased sales to international customers with lower pricing structures than that of domestic customers and elimination of direct product sales based on the Fisher distribution agreement. In addition, collaborative research and development revenue decreased $55,000 as the SBIR funding for the Company's NuMA tumor marker project was fulfilled in the 1998 quarter.

       Interest and other income decreased to $34,412 from $146,460 for the quarter ended March 31, 1999 and 1998, respectively. The decrease was due to lower average cash balances available for investment in the first quarter of 1999 as compared to the first quarter of 1998.

       Research and development expenses decreased slightly to $1,033,946 from $1,039,955 for the quarter ended March 31, 1999 and 1998, respectively.

       Selling, general and administrative expenses decreased to $838,426 from $1,431,456 for the quarter ended March 31, 1999 and 1998, respectively. The decrease is primarily due to the following: an approximate $113,000 savings through decreased headcount associated with cost-reduction programs; an approximate savings of $139,000 through decreased reliance upon advertising agencies; approximately $113,000 of one-time expense for issuance of a common stock warrant present in the 1998 quarter not incurred in the 1999 quarter; a reduction of free kit and equipment-related expenses providing a savings of approximately $42,000; and approximately $44,000 of one-time license fee expense present in the 1998 quarter not incurred in the 1999 quarter. The remaining $142,000 decrease relates to various other expense reductions arising from the Company's cost-cutting efforts.

       The Company incurred a net loss of $1,668,078 for the quarter ended March 31, 1999, compared to a net loss of $2,060,456 for the quarter ended March 31, 1998. The decreased loss was primarily the result of savings in selling, general and administrative expenses partially offset by decreased revenue.


Liquidity and Capital Resources
-------------------------------

       Since its inception, the Company has financed its operations primarily through private and public offerings of its securities and through funded development and marketing agreements. At March 31, 1999 and December 31, 1998, the Company had cash and cash equivalents of $2,412,741 and $4,146,821, respectively, and working capital of $2,149,782 and $3,787,709, respectively.

       The Company's operating activities used cash of $1,716,648 and $1,793,545 for the quarter ended March 31, 1999 and 1998, respectively, primarily to fund the Company's operating loss.

       The Company's investing activities used cash of $5,082 and $21,323 in the quarter ended March 31, 1999 and 1998, respectively, for the purchase of computer systems and office and laboratory equipment. The Company currently estimates that it will acquire approximately $30,000 of capital equipment during 1999, consisting primarily of office and laboratory equipment as well as related capital investments associated with Year 2000 activities.

       The Company's financing activities used cash of $12,350 and provided cash of $31,400 for the quarter ended March 31, 1999 and 1998, respectively, from the exercise of common stock options net of equipment loan payments.

       The Company has a term note with Phoenix Leasing Incorporated for equipment purchases. The term note is payable over 48 months, bears interest at 11.75% and is secured by the underlying equipment. The outstanding balance of this note at March 31, 1999 and December 31, 1998 is $192,436 and $208,762, respectively.

       The Company expects to incur continued research and development expenses and other costs, including costs related to clinical studies to commercialize additional products based upon its NMP technology. The Company will require substantial additional funds to fund operations, complete new product development, conduct clinical trials and manufacture and market its products.

       The Company's future capital requirements will depend on many factors, including but not limited to: continued scientific progress in its research and development programs; the magnitude of its research and development programs; progress with clinical trials for its diagnostic products; the magnitude of product sales; the time involved in obtaining regulatory approvals; the costs involved in filing, prosecuting and enforcing patent claims; competing technological and market developments; and the ability of the Company to establish additional development and marketing arrangements to provide funding for research and development and to conduct clinical trials, obtain regulatory approvals, and manufacture and market certain of the Company's products.

       In 1998, the Company implemented and has continued certain cost-reduction measures to conserve capital resources. Such measures include changing the Company's public relations firm and deferring the hiring of non-essential personnel. The Company believes that such measures will not materially detract from its marketing and sales effort for its FDA-approved product for bladder cancer nor materially affect its existing programs relating to colon, cervical, breast, or prostate cancer product development.

       In April 1999, the Company completed a private placement of 3,094,965 shares of Common Stock for an aggregate selling price of approximately $4,000,000 (the "Private Placement"). The Company received net proceeds of approximately $3,925,000 after deducting the estimated fees and expenses of the transaction.

       The Company is actively seeking additional long-term funding for its operations from public and private sources including strategic collaborations and partnerships. The Company anticipates that its existing capital resources including working capital and interest thereon will satisfy its capital needs through 1999. There can be no assurance that the Company's needs may not change or that funds may not be depleted more rapidly than planned.

       The Company has reviewed all of its information systems to assess what steps, if any, are required to achieve full Year 2000 compliance. The Company relies upon microprocessor-based personal computers and commercially available applications software. These technologies have been put into service recently, and the Company's review indicates that certain of the Company's systems are currently Year 2000 compliant. The Company has begun to address the small number of systems that are not yet Year 2000 compliant, and anticipates achieving full compliance early in the fourth quarter of 1999. The Company is currently in the process of reviewing its critical non-information technology systems and anticipates completing such review by the end of the second quarter of 1999. The Company does not anticipate that it will incur material expenses to make its computer software and operating systems Year 2000 compliant and has accrued $25,000 in its financial statements at March 31, 1999 and December 31, 1998 related to such expenses. The Company is currently discussing Year 2000 readiness with its material supply and service vendors. To date, those suppliers and service vendors that have been contacted have indicated that their hardware or software is or will be Year 2000 compliant in time frames that meet the Company's requirements. The Company intends to continue to assess its exposure to Year 2000 noncompliance on the part of any of its material vendors and there can be no assurance that their systems will be Year 2000 compliant. In the event that certain material suppliers or service vendors indicate that they will not successfully address their Year 2000 problems in a timely fashion and that such failure may have a material adverse effect on the Company, management may elect to suspend such business relationships until such time that such vendors become fully compliant. The Company is currently formulating contingency plans to address problems that may arise in the event that either the Company or its material suppliers and vendors fail to address their Year 2000 problems in a timely fashion. The Company presently believes that the Year 2000 issue will not pose significant operational problems for the Company. However, if all Year 2000 issues are not properly identified, or assessment, remediation and testing are not effected timely with respect to the Year 2000 problems that are identified, there can be no assurance that the Year 2000 issue will not materially adversely impact the Company's results or operations or materially adversely affect the Company's relationships with customers, suppliers or others. Additionally, there can be no assurance that the Year 2000 issues of third parties will not have a material adverse impact on the Company's systems or results of operations.

The foregoing discussion includes forward-looking statements which are subject to uncertainties and actual results may differ materially from those currently anticipated depending on a variety of factors including those discussed below. There can be no assurance that the Company's needs may not change. See "Factors That May Affect Future Results - Access to Capital." The survival of the Company in the long term, however, is dependent on its ability to generate revenue from sales of its products. There can be no assurance that capital will be available on terms acceptable to the Company, if at all, or that in the long term, the Company will be able to generate sufficient revenue to achieve and maintain profitability. If the Company uses equity to finance its capital needs, such a financing could result in significant dilution to existing shareholders.

Factors That May Affect Future Results
--------------------------------------

       The Company's future financial and operational results are subject to a number of material risks and uncertainties that may affect such results or conditions, including:

       Access to Capital. Even with the proceeds from the Private Placement, the Company needs to obtain additional long-term financing. The Company is currently seeking to raise additional capital and will consider various alternatives, including equity or debt financing and corporate partnering arrangements. There can be no assurance, however, that this funding will be available on terms acceptable to the Company, if at all. If additional financing is not available, the Company may be required to further curtail expenses or take other steps that adversely affect the Company's future performance.

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

       Near-Term Dependence Upon NMP22. The Company anticipates that in the near-term it will be substantially dependent on the success of the NMP22(R) Test Kit for bladder cancer, which was approved for sale in the U.S. by the FDA in 1996 and approved for sale in Japan in 1998. The Company expects to generate substantially all of its near-term product sales from the sale of NMP22 Test Kits, and would experience a material adverse effect on its business, financial condition and results of operations if the NMP22 Test Kit does not achieve wide market acceptance. The remainder of the Company's products have not been approved by the FDA or are in development, and there can be no assurance that it will be successful with such regulatory approvals and product development.

       Reliance on Sub Suppliers. The Company currently relies on sub suppliers for certain key components for its NMP22 Test Kit. In the event that the components from such suppliers should become unavailable for any reason, the Company would seek alternative sources of supply, which may entail making regulatory submissions and obtaining regulatory approvals from the FDA or such alternative suppliers. Although the Company attempts to maintain an adequate level of inventory to provide for these and other contingencies, should its manufacturing process be disrupted as a result of a shortage of key components or a revalidation of new components, there can be no assurance that the Company would be able to meet its commitments to customers.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

       Investment Portfolio. The Company does not use derivative financial instruments that meet high credit quality standards, as specified in the Company's investment policy guidelines; the policy also limits the amount of credit exposure to any one issue, issuer, and type of instrument. It is suggested that this paragraph be read in conjunction with Note 1 of Notes to Financial Statements--"Operations and Significant Accounting Policies" of the Company's Annual Report on Form 10-K for the year ended December 31, 1998 filed with the SEC (File No. 0-12128).

                           PART II. OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)  Exhibits:
              --------

              27  Financial Data Schedule

         (b)  Reports on Form 8-K:

         No Reports on Form 8-K were filed during the quarter ended March 31, 1999.

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       MATRITECH, INC.



Date:  May 11, 1999                    By:  /s/Stephen D. Chubb
                                          ---------------------------
                                          Stephen D. Chubb
                                          Director, Chairman and
                                          Chief Executive Officer
                                          (principal executive officer)


Date:  May 11, 1999                    By:  /s/Robert W. Morgan
                                          ----------------------------
                                          Robert W. Morgan
                                          Vice President,
                                          Chief Financial Officer and
                                          Treasurer
                                          (principal accounting and
                                          financial officer)

                                 EXHIBIT INDEX

Exhibit
Number                            Description                Page
------                            -----------                ----


27                                Financial Data Schedule     17