Form 10-Q
period 1999-06-30
MATRITECH INC/DE/
filed 1999-08-16
CIK 884847

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934: For the quarterly period ended June 30, 1999

                                       OR

[ ]  Transition report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934: For the transition period from        to
                                                         --------  -------

     Commission file number: 0-12128


                                 MATRITECH, INC.
             -----------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


        DELAWARE                                     04-2985132
     ---------------                             ------------------
     (State or Other                             (I.R.S. Employer
     Jurisdiction of                             Identification No.)
     Incorporation or
     Organization)


                 330 NEVADA STREET, NEWTON, MASSACHUSETTS 02460
               ---------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                 (617) 928-0820
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes  [X]             No
                                 -----              -----

     As of August 5, 1999, there were 21,724,217 shares of Common Stock outstanding.

                    The Exhibit Index is located on Page 18.

                                 MATRITECH, INC.

                                      INDEX


                                                                                                 PAGE
PART I         FINANCIAL INFORMATION

     ITEM 1.   FINANCIAL STATEMENTS


                  Balance Sheets at December 31, 1998
                  and June 30, 1999                                                                3


                  Statements of Operations for the three and six
                  months ended June 30, 1998 and 1999                                              5


                  Statements of Cash Flows for the six months ended
                  June 30, 1998 and 1999                                                           6


                  Notes to Financial Statements                                                    8



     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                       9



     ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
               MARKET RISK                                                                        15



PART II        OTHER INFORMATION


     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                16


     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                                   16


     SIGNATURES                                                                                   17




                          PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

                                 MATRITECH, INC.
                                 BALANCE SHEETS
                                     ASSETS

                                              DECEMBER 31,     JUNE 30,
                                                  1998           1999
                                              -----------     ----------
                                                              (UNAUDITED)
CURRENT ASSETS:

  Cash and cash equivalents                   $4,146,821     $4,844,871
  Accounts receivable, net                       162,261        233,158
  Inventories                                    336,398        326,822
  Prepaid expenses                               113,582         93,466
                                              ----------     ----------
        Total current assets                   4,759,062      5,498,317
                                              ----------     ----------

PROPERTY AND EQUIPMENT, at cost:
  Laboratory equipment                         1,418,042      1,440,920
  Office equipment                               212,698        212,698
  Laboratory furniture                            62,739         62,739
  Leasehold improvements                          56,981         56,981
                                              ----------     ----------
                                               1,750,460      1,773,338

       Less-Accumulated depreciation
              and amortization                 1,065,060      1,155,641
                                              ----------     ----------
                                                 685,400        617,697
                                              ----------     ----------



OTHER ASSETS, net                                 67,363         66,322
                                              ----------     ----------
                                              $5,511,825     $6,182,336
                                              ==========     ==========





                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                                 MATRITECH, INC.
                                 BALANCE SHEETS
                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                     DECEMBER 31,       JUNE 30,
                                                         1998             1999
                                                    -------------     -----------
                                                                      (UNAUDITED)
CURRENT LIABILITIES:
    Current maturities of note payable               $    68,271      $     66,953
    Accounts payable                                     329,660           237,891
    Accrued expenses                                     573,422           649,129
                                                     -----------      ------------
         Total current liabilities                       971,353           953,973
                                                     -----------      ------------

NOTE PAYABLE, LESS CURRENT MATURITIES                    140,491           108,672
                                                     -----------      ------------

STOCKHOLDERS' EQUITY:
          Preferred stock, $1.00 par value -
              Authorized - 4,000,000 shares
              Issued and outstanding - none                   --                --
          Common stock, $.01 par value -
              Authorized - 40,000,000 shares
              Issued and outstanding - 18,626,602
              shares at December 31, 1998 and
              21,724,217 shares at June 30, 1999         186,266           217,242
          Additional paid-in capital                  45,364,731        49,256,929
          Accumulated deficit                        (41,151,016)      (44,354,480)
                                                     -----------      ------------
            Total stockholders' equity                 4,399,981         5,119,691
                                                     -----------      ------------
                                                     $ 5,511,825      $  6,182,336
                                                     ===========      ============







                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                                 MATRITECH, INC.
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                          THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                JUNE 30,                           JUNE 30,
                                                          1998             1999               1998             1999
                                                     -----------     -----------       -----------       ------------
REVENUE:
  Product sales and collaborative
     research and development revenue                $   269,008       $   150,339       $   533,503       $   320,221
  Interest and other income                              128,017            63,956           274,477            98,368
                                                     -----------       -----------       -----------       -----------
                                                         397,025           214,295           807,980           418,589
                                                     -----------       -----------       -----------       -----------

EXPENSES:
  Research and
     development                                       1,114,608           881,214         2,154,563         1,915,160
  Selling, general and
     administrative                                    1,345,411           868,467         2,776,866         1,706,893
                                                     -----------       -----------       -----------       -----------
                                                       2,460,019         1,749,681         4,931,429         3,622,053
                                                     -----------       -----------       -----------       -----------

NET LOSS                                             $(2,062,994)      $(1,535,386)      $(4,123,449)      $(3,203,464)
                                                     ===========       ===========       ===========       ===========

BASIC/DILUTED
NET LOSS PER SHARE                                   $      (.11)      $      (.07)      $      (.22)      $      (.16)
                                                     ===========       ===========       ===========       ===========

BASIC/DILUTED
WEIGHTED AVERAGE
NUMBER OF COMMON
SHARES OUTSTANDING                                    18,605,554        21,554,164        18,592,468        20,099,788
                                                     ===========       ===========       ===========       ===========












                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                                 MATRITECH, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                SIX MONTHS ENDED
                                                                                    JUNE 30,
                                                                               1998             1999
                                                                          -----------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                              $(4,123,449)     $(3,203,464)
     Adjustments to reconcile net loss to net cash
     used in operating activities -
        Depreciation and amortization                                          115,062           90,581
        Operating expense related to issuance of
           Common stock warrant                                                150,000             --
        Changes in assets and liabilities -
           Accounts receivable, net                                           (100,781)         (70,897)
           Inventories                                                          89,526            9,576
           Prepaid expenses                                                     29,375           21,157
           Accounts payable                                                   (106,529)         (91,769)
           Accrued expenses                                                    144,921           75,707
                                                                           -----------      -----------

               Net cash used in operating activities                        (3,801,875)      (3,169,109)
                                                                           -----------      -----------



CASH FLOWS FROM INVESTING ACTIVITIES:

          Purchases of property and equipment                                  (29,320)         (22,878)
                                                                           -----------      -----------

               Net cash used in investing activities                           (29,320)         (22,878)
                                                                           -----------      -----------













                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                                 MATRITECH, INC.
                      STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)



                                                                        SIX MONTHS ENDED
                                                                            JUNE 30,

                                                                     1998               1999
                                                                ------------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from sale of common stock                           $        --        $3,919,198
     Proceeds from exercise of common stock options                    66,431             3,976
     Payments on note payable                                         (29,479)          (33,137)
                                                                  -----------        ----------

           Net cash provided by financing activities                   36,952         3,890,037
                                                                  -----------        ----------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                 (3,794,243)          698,050


CASH AND CASH EQUIVALENTS,
   BEGINNING OF PERIOD                                             11,067,414         4,146,821
                                                                  -----------        ----------

CASH AND CASH EQUIVALENTS,
    END OF PERIOD                                                 $ 7,273,171        $4,844,871
                                                                  ===========        ==========



SUPPLEMENTAL DISCLOSURE
OF CASH FLOW INFORMATION:
   Cash paid during the period for interest                       $    15,127        $   11,469
                                                                  ===========        ==========








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

          The Company is devoting substantially all of its efforts toward product research and development, raising capital, securing partners and marketing products. The Company is subject to risks common to companies in similar stages of development, including history of operating losses and anticipated future losses, fluctuation in operating results, uncertainties associated with future performance, dependence on key individuals, competition from substitute products and larger companies, the development of commercially usable products and the need to obtain adequate additional financing necessary to fund its operations and to develop its future products.

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


2.   CASH EQUIVALENTS

          Cash equivalents are short-term, highly liquid investments with original maturities of less than three months. The Company's cash equivalents primarily consist of auction market preferred stocks, money market accounts and repurchase agreements at December 31, 1998 and June 30, 1999. The Company classifies its investments in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities".


3.   INVENTORIES

          Inventories are stated at the lower of cost or market and consist of the following:


                                                December 31,        June 30,
                                                   1998               1999
                                                ------------        ---------

           Raw materials                         $225,159            $203,466
           Work-in-process                          3,195               2,923
           Finished goods                         108,044             120,433
                                                 --------            --------
                                                 $336,398            $326,822
                                                 ========            ========

4.   NET LOSS PER COMMON SHARE

          The Company applies SFAS No. 128, "Earnings Per Share", for calculating and presenting earnings per share. Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the year. Diluted loss per share is the same as basic loss per share as the effects of common stock equivalents are antidilutive. The calculation of net loss per share did not include options and warrants for the periods ended June 30, 1999 and 1998.

5.   SEGMENT AND GEOGRAPHIC INFORMATION

          The Company has adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" in the fiscal year ended December 31, 1998. SFAS 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker or decision making group, in making decisions how to allocate resources and assess performance. The Company's chief decision maker, as defined under SFAS 131, is a combination of the Chief Executive Officer, President and the Chief Financial Officer. To date, the Company has viewed its operations and manages its business as principally one segment, the sale of cancer diagnostic products. Associated services are not significant. As a result, the financial information disclosed herein, represents all of the material financial information related to the principal operating segment. Product sales of $252,000 and $461,000 for the three and six month periods ended June 30, 1998 were primarily to the United States and Europe. Product sales of $150,000 and $320,000 for the three and six month periods ended June 30, 1999 were primarily to the United States and Japan. All of the Company's products were shipped from its facilities located in the United States.


6.   PRIVATE PLACEMENT

          In April 1999, the Company completed a private placement of 3,094,965 shares of Common Stock for an aggregate selling price of approximately $4 million. The Company received net proceeds of approximately $3.9 million after deducting the fees and expenses of the transaction.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The Company was incorporated in 1987 to develop, manufacture and market innovative cancer diagnostic products based on its proprietary NMP technology. Matritech has been unprofitable since inception and expects to incur significant operating losses for at least the next several years. For the period from inception to June 30, 1999, the Company incurred a cumulative net loss of approximately $44 million.


          In the United States, the Company sells its NMP22(R) Test Kit through its own direct sales force, and in March 1998 entered into a distribution agreement with Curtis Matheson Scientific, now Fisher Healthcare ("Fisher") granting Fisher the right, co-exclusive with Matritech, to distribute the microtiter plate based NMP22 Test Kit to hospitals and commercial laboratories within the United States. Outside the United States, the Company sells the NMP22 Test Kit through distributors.

RESULTS OF OPERATIONS


THREE MONTHS ENDED JUNE 30, 1999 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1998


          Product sales and collaborative research and development revenue decreased to $150,000 from $269,000 for the quarters ended June 30, 1999 and 1998, respectively. Revenue from product sales decreased to $150,000 from $252,000 for the quarters ended June 30, 1999 and 1998, respectively. This decrease was due primarily to the following factors: European distributor inventory balances built up in 1998 were drawn down in 1999 eliminating the need for additional shipments in the 1999 period; the timing of domestic distributor inventory purchases; the transitioning of domestic business beginning in the second quarter of 1998 from Company-direct sales to Fisher-distributed sales; a lower average per unit sales price in the 1999 period; and, to a lesser extent, to a decrease in the number of units sold. The lower sales price per unit arose from increased sales to international customers with lower pricing structures than that of domestic customers and the reduction of direct product sales resulting from the Fisher distribution agreement. The emergence of product sales arising from new partner-based distribution in Japan in the 1999 period helped to offset these decreases. In addition, collaborative research and development revenue decreased $17,000 as the SBIR funding for the Company's NuMA tumor marker project was fulfilled in the 1998 quarter.


          Interest and other income decreased to $64,000 from $128,000 for the quarter ended June 30, 1999 and 1998, respectively. The decrease was due to lower average cash balances available for investment in the second quarter of 1999 as compared to the second quarter of 1998.


          Research and development expenses decreased to $881,000 from $1,115,000 for the quarter ended June 30, 1999 and 1998, respectively. This decrease is primarily due to the following: a $176,000 reduction derived through decreased headcount under cost-reduction programs; a $61,000 reduction in outside patent costs; and a $66,000 reduction in supplies usage due to the reduction in headcount. These decreases were partially offset by various immaterial increases totalling $70,000.


          Selling, general and administrative expenses decreased to $868,000 from $1,345,000 for the quarter ended June 30, 1999 and 1998, respectively. The decrease is primarily due to the following: a reduction of $106,000 associated with the development of promotional materials in the 1998 period not incurred in the 1999 period; a $154,000 reduction in reliance on outside marketing and administrative consultants; $38,000 of expense associated with the issuance of a common stock warrant for public relations services in the 1998 quarter not incurred in the 1999 quarter; a $28,000 reduction in printing costs incurred for the Company's 1998 Annual Report; and a $26,000 reduction in marketing relocation/recruiting expenses incurred in the 1998 period and not incurred in the 1999 period.


          The Company incurred a net loss of $1,535,000 for the quarter ended June 30, 1999, compared to a net loss of $2,063,000 for the quarter ended June 30, 1998. The decrease of $528,000 or 26% in the net loss was primarily the result of savings in both research and development and selling, general and administrative expenses partially offset by decreased revenue.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1998


          Product sales and collaborative research and development revenue decreased to $320,000 from $534,000 for the six months ended June 30, 1999 and 1998, respectively. Revenue from product sales decreased to $320,000 from $461,000 for the six months ended June 30, 1999 and 1998, respectively. This decrease was due primarily to the following factors: European distributor inventory balances built up in 1998 were drawn down in 1999 eliminating the need for additional shipments in the 1999 period; the timing of domestic distributor inventory purchases; the transitioning of domestic business beginning in the second quarter of 1998 from Company-direct sales to Fisher-distributed sales; a lower average per unit sales price in the 1999 period; and, to a lesser extent, to a decrease in the number of units sold. The lower sales price per unit arose from increased sales to international customers with lower pricing structures than that of domestic customers and the reduction of direct product sales resulting from the Fisher distribution agreement. The emergence of product sales arising from new partner-based distribution in Japan in the 1999 period helped to offset these decreases. In addition, collaborative research and development revenue decreased $73,000 as the SBIR funding for the Company's NuMA tumor marker project was fulfilled in 1998.


          Interest and other income decreased to $98,000 from $274,000 for the six months ended June 30, 1999 and 1998, respectively. The decrease was due to lower average cash balances available for investment in the first half of 1999 as compared to the first half of 1998.


          Research and development expenses decreased to $1,915,000 from $2,155,000 for the six months ended June 30, 1999 and 1998, respectively. The decrease is primarily due to the following: a $176,000 reduction derived through decreased headcount under cost-reduction programs; a $61,000 reduction in outside patent costs; and a $66,000 reduction in supplies usage due to the reduction in headcount. These decreases were partially offset by various immaterial increases totalling $63,000.


          Selling, general and administrative expenses decreased to $1,707,000 from $2,777,000 for the six months ended June 30, 1999 and 1998, respectively. The decrease is primarily due to the following: a $245,000 reduction in expenses with the development of promotional materials in the 1998 period not incurred in the 1999 period; $150,000 of expense associated with the issuance of a common stock warrant for public relations services in the 1998 period not incurred in the 1999 period; a $106,000 savings through decreased headcount associated with cost-reduction programs; a $154,000 reduction in reliance on outside marketing and administrative consultants; $46,000 of license fee expense present in the 1998 period not incurred in the 1999 period; a $28,000 reduction in printing costs incurred for the Company's 1998 Annual Report; a $26,000 reduction in marketing relocation/recruiting expenses incurred in the 1998 and not incurred in the 1999 period; and a reduction of free kit and equipment-related expenses of $22,000. The remaining $293,000 decrease relates to various other expense reductions arising from the Company's cost-cutting efforts.


          The Company incurred a net loss of $3,203,000 for the six months ended June 30, 1999, compared to a net loss of $4,123,000 for the six months ended June 30, 1998. The decrease of $920,000 or 22% in the net loss was primarily the result of savings in both research and development and selling, general and administrative expenses partially offset by decreased revenue.

LIQUIDITY AND CAPITAL RESOURCES

          Since its inception, the Company has financed its operations primarily through private and public offerings of its securities and through funded development and marketing agreements. At June 30, 1999 and December 31, 1998, the Company had cash and cash equivalents of $4,845,000 and $4,147,000, respectively, and working capital of $4,544,000 and $3,788,000, respectively.


          The Company's operating activities used cash of $3,169,000 and $3,802,000 for the six months ended June 30, 1999 and 1998, respectively, primarily to fund the Company's operating loss.


          The Company's investing activities used cash of $23,000 and $29,000 in the six months ended June 30, 1999 and 1998, respectively, for the purchase of computer systems and office and laboratory equipment. The Company currently estimates that it will acquire approximately $30,000 of capital equipment during the remainder of 1999, consisting primarily of office and laboratory equipment as well as related capital investments associated with Year 2000 activities.


          The Company's financing activities provided cash of $3,890,000 and $37,000 for the six months ended June 30, 1999 and 1998, respectively. In April 1999, the Company completed a private placement of common stock which resulted in net proceeds of approximately $3.9 million. The activity in the 1998 period and the remainder of the activity in the 1999 period was from the exercise of common stock options net of equipment loan payments.


          The Company has a term note with Phoenix Leasing Incorporated for equipment purchases. The term note is payable over 48 months, bears interest at 11.75% and is secured by the underlying equipment. The outstanding balance of this note at June 30, 1999 and December 31, 1998 is $176,000 and $209,000,
respectively.


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


          The Company anticipates that at its current expense levels, its net tangible assets will fall below $4 million in the third quarter of 1999 if it is unable to obtain additional financing before then. In addition, the Company's common stock has traded below $1.00 for consecutive days in the third quarter of 1999. If the Company's Common Stock continues to trade under $1.00 for 30 consecutive days, the Company may be subject to delisting by Nasdaq. See "Factors That May Affect Future Results - Risk of Delisting from the Nasdaq National Market."

          In the fourth quarter of 1998, the Company implemented and has continued certain cost-reduction measures to conserve capital resources. Such measures include changing the Company's public relations firm and deferring the hiring of non-essential personnel. The Company believes that such measures will not materially detract from its marketing and sales effort for its FDA-approved product for bladder cancer nor materially affect its existing research and development programs relating to colon, cervical, breast, or prostate cancer product development.


          The Company is actively seeking additional long-term funding for its operations from public and private sources including strategic collaborations and partnerships. The Company anticipates that its existing capital resources including working capital and interest thereon will satisfy its capital needs through the first quarter of 2000. There can be no assurance that the Company's needs may not change or that funds may not be depleted more rapidly than planned.


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


          The Company has reviewed all of its information technology systems to assess what steps, if any, are required to achieve full Year 2000 ("Y2K") compliance. The Company relies upon microprocessor-based personal computers and commercially available applications software. These technologies have been put into service recently, and the Company's review indicates that certain of the Company's systems are currently Y2K compliant. The Company has begun to address the small number of systems that are not yet Y2K compliant, and anticipates achieving full compliance early in the fourth quarter of 1999. The Company has reviewed its critical non-information technology systems which include telecommunications, air ventilation systems, security and certain laboratory equipment, and expects to remediate all significant Y2K issues by early in the fourth quarter of 1999. The Company does not anticipate that it will incur material expenses to make these systems Y2K compliant and has accrued $38,000 and $25,000 in its financial statements at June 30, 1999 and December 31, 1998, respectively, related to such expenses. The Company is currently discussing Y2K readiness with its material supply and service vendors. To date, those suppliers and service vendors that have been contacted have indicated that their hardware or software is or will be Y2K compliant in time frames that meet the Company's requirements. The Company intends to continue to assess its exposure to Y2K noncompliance on the part of any of its material vendors and there can be no assurance that their systems will be Y2K compliant. In the event that certain material suppliers or service vendors indicate that they will not successfully address their Y2K problems in a timely fashion and that such failure may have a material adverse effect on the Company, management may elect to suspend such business relationships until such time that such vendors become fully compliant. The Company is currently formulating contingency plans to address problems that may arise in the event that either the Company or its material suppliers and vendors fail to address their Y2K problems in a timely fashion. The Company presently believes that the Y2K issue will not pose significant operational problems for the Company. However, if all Y2K issues are not properly identified, or assessment, remediation and testing are not effected timely with respect to the Y2K problems that are identified, there can be no assurance that the Y2K issue will not materially adversely impact the Company's results or operations or materially adversely affect the Company's relationships with customers, suppliers or others. Additionally, there can be no assurance that the Y2K issues of third parties will not have a material adverse impact on the Company's systems or results of operations.

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



          Fluctuation in Operating Results. The Company's future operating results may vary significantly from quarter to quarter or from year to year depending on a number of factors including: the timing and size of orders from the Company's customers and distributors; changes in prices; the timing of payments from corporate partners and research grants, if any; regulatory approvals and the introduction of new products by the Company; and the market acceptance of the Company's products. The Company's current planned expense levels are based in part upon expectations as to future revenue. Consequently, profits may vary significantly from quarter to quarter or year to year based on the timing of revenue. Revenue or profits in any period will not necessarily be indicative of results in subsequent periods.

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




ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Investment Portfolio. The Company does not use derivative financial instruments that meet high credit quality standards, as specified in the Company's investment policy guidelines; the policy also limits the amount of credit exposure to any one issue, issuer, and type of instrument. It is suggested that this paragraph be read in conjunction with Note 1 of Notes to Financial Statements - "Operations and Significant Accounting Policies" of the Company's Annual Report on Form 10-K for the year ended December 31, 1998 filed with the SEC (File No. 0-12128).

                           PART II. OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO A VOTE A SECURITY HOLDERS

     (a) The annual meeting (the "Annual Meeting") of stockholders of Matritech was held on June 18, 1999.

     (b)  The following directors were elected at the Annual Meeting:


                                                         VOTES
                                                         -----
     ELECTION OF DIRECTORS                    FOR                  WITHHELD
     ---------------------                    ---                  --------
     J. Robert Buchanan                       18,648,809           171,445
     Stephen D. Chubb                         18,516,050           304,204
     David L. Corbet                          17,941,758           878,496
     David Rubinfien                          18,592,474           227,780
     Richard A. Sandberg                      18,654,624           165,630
     T. Stephen Thompson                      18,656,751           163,503
     C. William Zadel                         18,009,809           810,445


          The following other matter was proposed and voted upon as indicated:

          To ratify the selection of the firm of Arthur Andersen LLP as auditors for the fiscal year ending December 31, 1999. With 18,686,479 voting for, 105,714 against, and 28,061 abstaining, the proposal was passed.



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)  EXHIBITS:

             27   Financial Data Schedule

        (b)  Reports on Form 8-K:

        On April 7, 1999 the Company filed a Current Report on Form 8-K dated as of April 6, 1999 including Items 5 and 7.

        Item 5 reported the following other event:

             (i) In April 1999, the Company completed a private placement of 3,094,965 shares of Common Stock for an aggregate selling price of approximately $4 million.

        Item 7 included a Form of Subscription Agreement dated March 10, 1999 by and between the Company and certain investors.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             MATRITECH, INC.



Date:  August 13, 1999                       By: /s/Stephen D. Chubb
                                                --------------------
                                                 Stephen D. Chubb
                                                 Director, Chairman and
                                                 Chief Executive Officer
                                                 (principal executive officer)


Date:  August 13, 1999                       By: /s/Robert W. Morgan
                                                --------------------
                                                 Robert W. Morgan
                                                 Vice President,
                                                 Chief Financial Officer and
                                                 Treasurer
                                                 (principal accounting and
                                                 financial officer)

                                  EXHIBIT INDEX

Exhibit
Number                        Description
-------                       -----------

27                            Financial Data Schedule