Form 10-Q
period 1999-09-30
MATRITECH INC/DE/
filed 1999-11-15
CIK 884847

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934: For the quarterly period ended September 30, 1999
                                       OR
__ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934: For the transition period from _______to_______

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

         Yes X             No __

         As of November 11, 1999, there were 21,724,217 shares of Common Stock outstanding.

                    The Exhibit Index is located on Page 18.

                                 MATRITECH, INC.

                                      INDEX


PART I            FINANCIAL INFORMATION

                                                                                    Page
                                                                                    ----
         ITEM 1.  FINANCIAL STATEMENTS


                  Balance Sheets at December 31, 1998
                  and September 30, 1999                                              3


                  Statements of Operations for the three and nine months ended
                  September 30, 1998 and 1999                                         5


                  Statements of Cash Flows for the nine months ended
                  September 30, 1998 and 1999                                         6


                  Notes to Financial Statements                                       8



         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS                      10



         ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                  MARKET RISK                                                        15



PART II  OTHER INFORMATION


         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                   16

         SIGNATURES                                                                  17

                          PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

                                 MATRITECH, INC.
                                 BALANCE SHEETS
                                     ASSETS

                                           DECEMBER 31,    SEPTEMBER 30,
                                              1998            1999
                                                           (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents                $4,146,821       $3,509,134
  Accounts receivable, net                    162,261          154,500
  Inventories                                 336,398          338,905
  Prepaid expenses                            113,582           56,780
                                           ----------       ----------
        Total current assets                4,759,062        4,059,319
                                           ----------       ----------

PROPERTY AND EQUIPMENT, at cost:
  Laboratory equipment                      1,418,042        1,440,920
  Office equipment                            212,698          217,150
  Laboratory furniture                         62,739           62,739
  Leasehold improvements                       56,981           56,981
                                           ----------       ----------
                                            1,750,460        1,777,790

       Less-Accumulated depreciation
              and amortization              1,065,060        1,201,182
                                           ----------       ----------
                                              685,400          576,608
                                           ----------       ----------
OTHER ASSETS, net                              67,363           65,696
                                           ----------       ----------
                                           $5,511,825       $4,701,623
                                           ==========       ==========

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                                 MATRITECH, INC.
                                 BALANCE SHEETS
                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                      DECEMBER 31,      SEPTEMBER 30,
                                                          1998               1999
                                                                         (UNAUDITED)
CURRENT LIABILITIES:
    Current maturities of note payable               $     68,271        $     59,521
    Accounts payable                                      329,660             213,062
    Accrued expenses                                      573,422             700,792
                                                     ------------        ------------
         Total current liabilities                        971,353             973,375
                                                     ------------        ------------

NOTE PAYABLE, LESS CURRENT
MATURITIES                                                140,491              98,794
                                                     ------------        ------------

STOCKHOLDERS' EQUITY:
   Preferred stock, $1.00 par value -
      Authorized - 4,000,000 shares
      Issued and outstanding - none                            --                  --
   Common stock, $.01 par value -
      Authorized - 40,000,000 shares
      Issued and outstanding - 18,626,602
       shares at December 31, 1998 and
       21,724,217 shares at September 30, 1999            186,266             217,242
   Additional paid-in capital                          45,364,731          49,247,706
   Accumulated deficit                                (41,151,016)        (45,835,494)
                                                     ------------        ------------
            Total stockholders' equity                  4,399,981           3,629,454
                                                     ------------        ------------
                                                     $  5,511,825        $  4,701,623
                                                     ============        ============


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                                 MATRITECH, INC.
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                                   THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                      SEPTEMBER 30,                          SEPTEMBER 30,
                                                1998                1999                1998                1999
                                                ----                ----                ----                ----
REVENUE:
  Product sales and collaborative
     research and development revenue       $    277,601        $    129,598        $    811,104        $    449,819
  Interest and other income                       80,545              55,179             355,022             153,547
                                            ------------        ------------        ------------        ------------
                                                 358,146             184,777           1,166,126             603,366
                                            ------------        ------------        ------------        ------------

EXPENSES:
  Research and
     Development                               1,252,557             818,857           3,407,120           2,716,812
  Selling, General and
     Administrative                              918,282             846,933           3,695,148           2,571,032
                                            ------------        ------------        ------------        ------------
                                               2,170,839           1,665,790           7,102,268           5,287,844
                                            ------------        ------------        ------------        ------------

NET LOSS                                    $ (1,812,693)       $ (1,481,013)       $ (5,936,142)       $ (4,684,478)
                                            ============        ============        ============        ============

BASIC/DILUTED
NET LOSS PER SHARE                          $       (.10)       $       (.07)       $       (.32)       $       (.23)
                                            ============        ============        ============        ============

BASIC/DILUTED
WEIGHTED AVERAGE
NUMBER OF COMMON
SHARES OUTSTANDING                            18,620,439          21,724,217          18,612,724          20,647,215
                                            ============        ============        ============        ============

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                                 MATRITECH, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                 NINE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                               1998              1999
                                                               ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net loss                                              $(5,936,142)       $(4,684,478)
     Adjustments to reconcile net loss to net cash
     used in operating activities -
        Depreciation and amortization                          171,038            136,122
        Operating expense related to issuance of
           Common stock warrant                                150,000                 --
        Changes in assets and liabilities -
           Accounts receivable, net                           (130,688)             7,761
           Inventories                                         148,708             (2,507)
           Prepaid expenses                                     50,379             58,469
           Accounts payable                                   (174,212)          (116,598)
           Accrued expenses                                    277,830            127,370
                                                           -----------        -----------

               Net cash used in operating activities        (5,443,087)        (4,473,861)
                                                           -----------        -----------



CASH FLOWS FROM INVESTING ACTIVITIES:

          Purchases of property and equipment                  (56,688)           (27,330)
                                                           -----------        -----------

               Net cash used in investing activities           (56,688)           (27,330)
                                                           -----------        -----------








                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                                 MATRITECH, INC.
                      STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)


                                                                  NINE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                                1998              1999
                                                                ----              ----
CASH FLOWS FROM FINANCING ACTIVITIES:

     Proceeds from sale of common stock                    $     26,996        $  3,909,975
     Proceeds from exercise of common stock options
        and purchase warrants                                    69,629               3,976
     Payments on note payable                                   (44,878)            (50,447)
                                                           ------------        ------------

           Net cash provided by financing activities             51,747           3,863,504
                                                           ------------        ------------

NET DECREASE IN CASH AND
  CASH EQUIVALENTS                                           (5,448,028)           (637,687)


CASH AND CASH EQUIVALENTS,
   BEGINNING OF PERIOD                                       11,067,414           4,146,821
                                                           ------------        ------------

CASH AND CASH EQUIVALENTS,
    END OF PERIOD                                          $  5,619,386        $  3,509,134
                                                           ============        ============



SUPPLEMENTAL DISCLOSURE
OF CASH FLOW INFORMATION:
   Cash paid during the period for interest                $     22,032        $     17,205

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


2. Cash Equivalents
-------------------

         Cash equivalents are short-term, highly liquid investments with original maturities of less than three months. The Company's cash equivalents primarily consist of auction market preferred stocks, money market accounts and repurchase agreements at December 31, 1998 and September 30, 1999. The Company classifies its investments in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities".


3.  Inventories
---------------

         Inventories are stated at the lower of cost or market and consist of the following:

                    December 31,    September 30,
                        1998           1999
                        ----           ----

Raw materials         $225,159       $188,684
Work-in-process          3,195          2,111
Finished goods         108,044        148,110
                      --------       --------
                      $336,398       $338,905
                      ========       ========

4. Net Loss Per Common Share
----------------------------

         The Company applies SFAS No. 128, "Earnings Per Share", for calculating and presenting earnings per share. Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the year. Diluted loss per share is the same as basic loss per share as the effects of common stock equivalents are antidilutive. The calculation of net loss per share did not include options and warrants for the periods ended September 30, 1999 and 1998.


5. Segment and Geographic Information
-------------------------------------

         The Company has adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" in the fiscal year ended December 31, 1998. SFAS 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker or decision making group, in making decisions how to allocate resources and assess performance. The Company's chief decision maker, as defined under SFAS 131, is a combination of the Chief Executive Officer, President and the Chief Financial Officer. To date, the Company has viewed its operations and manages its business as principally one segment, the sale of cancer diagnostic products. Associated services are not significant. As a result, the financial information disclosed herein represents all of the material financial information related to the principal operating segment. Product sales of $278,000 and $739,000 for the three and nine month periods ended September 30, 1998, respectively, were primarily to the United States and Europe. Product sales of $130,000 and $450,000 for the three and nine month periods ended September 30, 1999, respectively, were primarily to the United States and Japan. All of the Company's products were shipped from its facilities located in the United States.


6.  Private Placement
---------------------

             In April 1999, the Company completed a private placement of 3,094,965 shares of Common Stock for an aggregate selling price of approximately $4 million. The Company received net proceeds of approximately $3.9 million after deducting the fees and expenses of the transaction.


7.  Repricing of Warrants
-------------------------

             In October 1999, the Company repriced certain warrants issued in 1997 to a public relations consultant and a group of private investors. The former exercise prices of $6.50 and $5.00 per share have been changed to $2.50 per share.

8. Reclassifications
--------------------

             Certain reclassifications have been made to the prior years financial statements to conform to current presentation. These reclassifications have no effect on the Company's results of operations or financial position.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

             The Company was incorporated in 1987 to develop, manufacture and market innovative cancer diagnostic products based on its proprietary NMP technology. Matritech has been unprofitable since inception and expects to incur significant operating losses for at least the next several years. For the period from inception to September 30, 1999, the Company incurred a cumulative net loss of approximately $46 million.

             In the United States, the Company sells its NMP22(R) Test Kit through its own direct sales force, and in March 1998 entered into a distribution agreement with Curtin Matheson Scientific, now Fisher Healthcare ("Fisher") granting Fisher the right, co-exclusive with Matritech, to distribute the microtiter plate based NMP22 Test Kit to hospitals and commercial laboratories within the United States. Outside the United States, the Company sells the NMP22 Test Kit through distributors.


RESULTS OF OPERATIONS
---------------------


THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1998

             Product sales revenue decreased to $130,000 from $278,000 for the quarter ended September 30, 1999 and 1998, respectively. This decrease was primarily due to domestic and European distributor inventory balances being built up in 1998 (eliminating the need for additional shipments in the 1999 period) and the timing of domestic distributor inventory purchases. Both of these factors led to a decrease in the number of units sold to distributors in 1999.

             Interest and other income decreased to $55,000 from $81,000 for the quarter ended September 30, 1999 and 1998, respectively. The decrease was due to lower average cash balances available for investment in the third quarter of 1999 as compared to the third quarter of 1998.

             Research and development expenses decreased to $819,000 from $1,253,000 for the quarter ended September 30, 1999 and 1998, respectively. This decrease is primarily due to a $165,000 reduction derived through decreased headcount under cost-reduction programs and a $74,000 reduction in supplies usage (due to the reduction in headcount).

             Selling, general and administrative expenses decreased to $847,000 from $918,000 for the quarter ended September 30, 1999 and 1998, respectively. The decrease is primarily due to an $85,000 reduction derived through decreased sales/marketing headcount under cost-reduction programs.

             The Company incurred a net loss of $1,481,000 for the quarter ended September 30, 1999, compared to a net loss of $1,813,000 for the quarter ended September 30, 1998. The decrease of $332,000 or 18% in the net loss was primarily the result of savings in both research and development and selling, general and administrative expenses partially offset by decreased revenue.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1998


             Product sales and collaborative research and development revenue decreased to $450,000 from $811,000 for the nine months ended September 30, 1999 and 1998, respectively. Revenue from product sales decreased to $450,000 from $739,000 for the nine months ended September 30, 1999 and 1998, respectively. This decrease was primarily due to domestic and European distributor inventory balances being built up in 1998 (eliminating the need for additional shipments in the 1999 period) and the timing of domestic distributor inventory purchases. Both of these factors led to a decrease in the number of units sold to distributors in 1999. The decrease is also due to a lesser extent to a lower average unit sales price in the 1999 period. The emergence of product sales arising from new partner-based distribution in Japan in the 1999 period helped to offset these decreases. In addition, collaborative research and development revenue decreased $72,000 as the SBIR funding for the Company's NuMA tumor marker project was fulfilled in 1998.


             Interest and other income decreased to $154,000 from $355,000 for the nine months ended September 30, 1999 and 1998, respectively. The decrease was due to lower average cash balances available for investment in the first nine months of 1999 as compared to the first nine months of 1998.


             Research and development expenses decreased to $2,717,000 from $3,407,000 for the nine months ended September 30, 1999 and 1998, respectively. The decrease is primarily due to a $341,000 reduction derived through decreased headcount under cost-reduction programs and a $140,000 reduction in supplies usage (due to the reduction in headcount).


             Selling, general and administrative expenses decreased to $2,571,000 from $3,695,000 for the nine months ended September 30, 1999 and 1998, respectively. The decrease is primarily due to the following: a $258,000 reduction in expenses with the development of promotional materials in the 1998 period not incurred in the 1999 period; $150,000 of expense associated with the issuance of a common stock warrant for public relations services in the 1998 period not incurred in the 1999 period; a $191,000 savings through decreased headcount associated with cost-reduction programs; and a $215,000 reduction in reliance on outside marketing and administrative consultants.


             The Company incurred a net loss of $4,684,000 for the nine months ended September 30, 1999, compared to a net loss of $5,936,000 for the nine months ended September 30, 1998. The decrease of $1,252,000 or 21% in the net loss was primarily the result of savings in both research and development and selling, general and administrative expenses partially offset by decreased revenue.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

             Since its inception, the Company has financed its operations primarily through private and public offerings of its securities and through funded development and marketing agreements. At September 30, 1999 and December 31, 1998, the Company had cash and cash equivalents of $3,509,000 and $4,147,000, respectively, and working capital of $3,086,000 and $3,788,000, respectively.


             The Company's operating activities used cash of $4,474,000 and $5,443,000 for the nine months ended September 30, 1999 and 1998, respectively, primarily to fund the Company's operating loss.


             The Company's investing activities used cash of $27,000 and $57,000 in the nine months ended September 30, 1999 and 1998, respectively, for the purchase of computer systems and office and laboratory equipment. The Company currently estimates that it will acquire approximately $30,000 of capital equipment during the remainder of 1999, consisting primarily of office and laboratory equipment as well as related capital investments associated with Year 2000 activities.


             The Company's financing activities provided cash of $3,864,000 and $52,000 for the nine months ended September 30, 1999 and 1998, respectively. In April 1999, the Company completed a private placement of common stock which resulted in net proceeds of approximately $3.9 million. The activity in the 1998 period was from the issuance of common stock under the Company's Employee Stock Purchase Plan and from the exercise of common stock options and stock purchase warrants. The remainder of the activity in the 1999 period was from the exercise of common stock options net of equipment loan payments.


             The Company has a term note with Phoenix Leasing Incorporated for equipment purchases. The term note is payable over 48 months, bears interest at 11.75% and is secured by the underlying equipment. The outstanding balance of this note at September 30, 1999 and December 31, 1998 is $158,000 and $209,000, respectively.


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


             The Company's Common Stock is currently listed on the Nasdaq National Market ("NNM"). For continued listing on the NNM, the Company must, among other things, maintain at least $4 million in net tangible assets and a minimum bid price of $1.00. At September 30, 1999, the Company's net tangible assets fell below $4 million. Consequently, unless the Company is able to obtain additional financing, the Company's Common Stock may be delisted by Nasdaq. See "Factors That May Affect Future Results - Risk of Delisting from the Nasdaq National Market."

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

             The Company is actively seeking additional long-term funding for its operations from public and private sources including strategic collaborations and partnerships. At September 30, 1999, the Company had $3.5 million in cash and cash equivalents. The Company believes that the cash in its Treasury and cash flow from anticipated operating activities will be sufficient to meet its ongoing obligations into the middle of the second quarter of 2000. If the Company is unable to obtain additional financing sufficient to meet its operating needs, the Company would be required to significantly reduce the scope of operations during the second quarter of 2000. See "Factors that May Affect Future Results - Access to Capital".

             The foregoing discussion includes forward-looking statements which are subject to uncertainties and actual results may differ materially from those currently anticipated depending on a variety of factors including those discussed below. There can be no assurance that the Company's needs may not change. See "Factors That May Affect Future Results." The survival of the Company in the long term is dependent on its ability to generate revenue from sales of its products. There can be no assurance that capital will be available on terms acceptable to the Company, if at all, or that in the long term, the Company will be able to generate sufficient revenue to achieve and maintain profitability. If the Company uses equity to finance its capital needs, such a financing could result in significant dilution to existing shareholders.

             The Company has reviewed all of its information technology systems to assess what steps, if any, are required to achieve full Year 2000 ("Y2K") compliance. The Company relies upon microprocessor-based personal computers and commercially available applications software. These technologies have been put into service recently, and the Company's review indicates that certain of the Company's systems are currently Y2K compliant. The Company has begun to address the small number of systems that are not yet Y2K compliant, and anticipates achieving full compliance prior to December 31, 1999. The Company has reviewed its critical non-information technology systems which include telecommunications, air ventilation systems, security and certain laboratory equipment, and expects to remediate all significant Y2K issues prior to December 31, 1999. The Company does not anticipate that it will incur material expenses to make these systems Y2K compliant and has accrued $34,000 and $25,000 in its financial statements at September 30, 1999 and December 31, 1998, respectively, related to such expenses. The Company is currently discussing Y2K readiness with its material supply and service vendors. To date, those suppliers and service vendors that have been contacted have indicated that their hardware or software is or will be Y2K compliant in time frames that meet the Company's requirements. The Company intends to continue to assess its exposure to Y2K noncompliance on the part of any of its material vendors and there can be no assurance that their systems will be Y2K compliant. In the event that certain material suppliers or service vendors indicate that they will not successfully address their Y2K problems in a timely fashion and that such failure may have a material adverse effect on the Company, management may elect to suspend such business relationships until such time that such vendors become fully compliant. The Company is currently formulating contingency plans to address problems that may arise in the event that either the Company or its material suppliers and vendors fail to address their Y2K problems in a timely fashion. The Company presently believes that the Y2K issue will not pose significant operational problems for the Company. However, if all Y2K issues are not properly identified, or assessment, remediation and testing are not effected timely with respect to the Y2K problems that are identified, there can be no assurance that the Y2K issue will not materially adversely impact the Company's results or operations or materially adversely affect the Company's relationships with customers, suppliers or others. Additionally, there can be no assurance that the Y2K issues of third parties will not have a material adverse impact on the Company's systems or results of operations.

FACTORS THAT MAY AFFECT FUTURE RESULTS
--------------------------------------


             The Company's future financial and operational results are subject to a number of material risks and uncertainties that may affect such results or conditions, including:

             Risk of Delisting from the Nasdaq National Market. At September 30, 1999, the Company's net tangible assets fell below $4 million, and consequently, unless the Company obtains additional financing, its Common Stock may be delisted from the Nasdaq National Market ("NNM"). For continued listing of the Company's Common Stock on the NNM, it must, among other things, maintain at least $4 million in net tangible assets and a minimum bid price of $1.00. If the Company's net tangible assets fall below $4 million, or the Company's Common Stock trades at a price of less than $1.00 for 30 consecutive business days or more, it may result in the delisting of the Company's securities from NNM, and trading, if any, of the Company's securities would thereafter be conducted on a non-Nasdaq over-the-counter market. If the Company's securities are delisted, an investor could find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, the Company's securities. In addition, if the Company's securities were delisted, they may be subject to a rule that imposes additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors. For transactions covered by this rule, the broker-dealer must make a special suitability determination for the purchaser and must have received the purchaser's written consent to the transaction prior to sale. Consequently, delisting, if it occurred, may affect the ability of broker-dealers to sell the Company's securities and the ability of the stockholders to sell their securities.

             Risks Related to Insufficient Capital to Fund Operations. At September 30, 1999, the Company had $3.5 million in cash and cash equivalents. The cash on hand and cash flow from anticipated operating activities will be sufficient to meet the Company's ongoing obligations into the middle of the second quarter of 2000. If the Company is unable to obtain additional financing sufficient to meet its operating needs, the Company would be required to significantly reduce the scope of its operations during the second quarter of 2000. Such reduction in the scope of its operations would have a material adverse effect on the Company's results of operations and financial condition.

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

                           PART II. OTHER INFORMATION



ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

             (a)  Exhibits:

                  4.1 Amendment No. 1, dated October 30, 1999, to Public Relations Warrant Agreement dated April 18, 1997 and Certificate between the Company and Sunrise Financial Group, Inc.

                  4.2 Form of Amendment No. 1, dated October 30, 1999, to Warrant Agreement dated May 28, 1997 and Certificate between the Company and certain designees of Sunrise Securities Corp.

                  27       Financial Data Schedule


(b)      Reports on Form 8-K:

             No Reports on Form 8-K were filed during the quarter ended September 30, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 MATRITECH, INC.



Date:  November 13, 1999         By:  /s/ Stephen D. Chubb
                                      ----------------------
                                          Stephen D. Chubb
                                          Director, Chairman and
                                          Chief Executive Officer
                                          (principal executive officer)


Date:  November 13, 1999         By:  /s/ John S. Doherty
                                      ---------------------
                                          John S. Doherty
                                          Vice President, Finance,
                                          Chief Financial Officer,
                                          Treasurer and Secretary
                                          (principal accounting and financial
                                          officer)

                                  EXHIBIT INDEX

Exhibit
Number                                      Description
------                                      -----------

4.1          Amendment No. 1, dated October 30, 1999, to Public Relations
             Warrant Agreement dated April 18, 1997 and Certificate between the
             Company and Sunrise Financial Group, Inc.

4.2          Form of Amendment No. 1, dated October 30, 1999, to Warrant Agreement dated May 28, 1997 and
             Certificate between the Company and certain designees of Sunrise Securities Corp.

27           Financial Data Schedule