Form 10-K405
period 1999-12-31
MATRITECH INC/DE/
filed 2000-03-30
CIK 884847

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999.
                                       OR

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM                TO                .

                         COMMISSION FILE NUMBER 0-12128

                                MATRITECH, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                     DELAWARE                                           04-2985132
          (STATE OR OTHER JURISDICTION OF                              (IRS EMPLOYER
          INCORPORATION OR ORGANIZATION)                          IDENTIFICATION NUMBER)
                 330 NEVADA STREET                                         02460
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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Aggregate market value, as of March 15, 2000, of Common Stock held by non-affiliates of the registrant: $223,665,726 based on the last reported sale price on the Nasdaq Stock Market.

     Number of shares of Common Stock outstanding on March 15, 2000: 23,698,424

                      DOCUMENTS INCORPORATED BY REFERENCE

     The registrant intends to file a Definitive Proxy Statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 1999. Portions of such Proxy Statement are incorporated by reference in Part III of this report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS.

OVERVIEW

     Matritech, Inc. (the "Company" or "Matritech") develops, manufactures and markets innovative cancer diagnostic products based on its proprietary nuclear matrix protein ("NMP") technology. The nuclear matrix, a three dimensional protein framework within the nucleus of cells, plays a fundamental role in determining cell type by physically organizing the contents of the nucleus, including DNA. The Company has demonstrated that there are differences in the types and amounts of NMPs found in cancerous and normal tissue and believes the detection of such differences in NMPs provides important diagnostic information about cellular abnormalities, including cancer. Using its proprietary NMP technology and expertise, the Company has developed non-invasive or minimally invasive cancer diagnostic tests for bladder and colon cancer and is developing additional tests for cervical, breast and prostate cancer and a second generation colon cancer test. The Company's objective is to develop tests that will be more accurate than existing non-NMP tests and will result in lower treatment costs and a higher standard of patient care than currently available tests.

     NMP22 Test Kit for Bladder Cancer. The Company's first product based on its NMP technology, the NMP22(*) Test Kit for bladder cancer, was cleared for sale in the United States by the U.S. Food and Drug Administration ("FDA") in 1996 as a prognostic indicator for the recurrence of bladder cancer. In January 2000 the FDA cleared the NMP22 Test Kit for use in testing previously undiagnosed individuals who have symptoms of or are at risk for bladder cancer. In August 1999 the State Drug Administration in the People's Republic of China approved the NMP22 Test Kit for sale for the detection and management of bladder cancer. In May 1998 the NMP22 Test Kit for bladder cancer was approved for sale in Japan by the Japanese Ministry of Health and Welfare ("Koseisho") for use in screening previously-undiagnosed bladder cancer patients. The NMP22 Test Kit has been commercially available in Europe since 1995 and is currently being marketed in Asia and in many other countries outside the United States. The Company has retained worldwide manufacturing rights for the NMP22 Test Kit as well as certain marketing rights in the United States. The Company has entered into an exclusive distribution agreement for the NMP22 Test Kit for bladder cancer in Japan with Konica Corporation ("Konica") and has additional distribution arrangements in selected European and other countries worldwide. In March 1998 the Company and Curtin Matheson Scientific, now known as Fisher Diagnostics ("Fisher"), a division of Fisher Healthcare Company, L.L.C., entered into a co-exclusive distribution agreement for the NMP22 Test Kit for bladder cancer in the United States. In September 1999 the Company entered into a distribution agreement with General Biologicals Corporation for the distribution of NMP22 in connection with an annual screening program in Taiwan.

     Test Kit for Colon Cancer. The Company has also developed a blood-based test utilizing its NMP technology for the detection and management of colon cancer patients. Blood specimens for use in generating clinical data for a premarket approval submission to the FDA have been collected and the Company believes that these specimens are sufficient to permit substantiation of a claim for the use of its colon cancer test kit for the differential diagnosis of individuals exhibiting symptoms such as rectal bleeding. The Company intends to use these specimens in its current manual format test, the NuMA(TM) Test Kit, or in validating the performance of a second generation NMP-based colon cancer test employing other colon cancer NMPs. In either case, the Company intends to conduct the specimen testing and the FDA submission in collaboration with an automated instrument or clinical laboratory partner. Consequently, the timing of an FDA submission for the Company's colon cancer test will depend upon concluding a satisfactory agreement with such a partner, if any, and upon completion of work necessary to design the test's automated format, as the Company and such partner may agree. The Company has retained worldwide manufacturing and marketing rights for its colon cancer assay.

---------------

(*) NMP22(R) is a registered trademark and NuMA(TM), NMP-179(TM) and Matritech(TM) are trademarks of Matritech, Inc. All other trademarks, service marks or trade names used in this report are the property of their respective owners.

     Cervical, Breast and Prostate Cancer Tests. The Company has also identified NMPs specific to cervical, breast and prostate cancer and is currently developing diagnostic tests based on its proprietary NMP technology for these cancers. Matritech's scientists have reported the results of pre-clinical trials of its NMP-179 Test for the identification of women with cancer or pre-cancerous conditions of the cervix. These studies, which were conducted in collaboration with several leading women's health centers in New England, confirm the accuracy of the NMP-179 antibody in identifying women at elevated risk for cervical cancer. The Company is in the process of optimizing the format and procedures relating to the test in preparation for conducting FDA clinical trials to obtain approval to market the test in the United States. Matritech scientists have detected the presence of NMP's in the blood of women with breast cancer (even at the earliest stages), which are absent in the blood of women without breast cancer, as well as those with fibroadenoma, a benign breast disease. In October 1999 the Company entered into a collaboration with Johns Hopkins University School of Medicine to develop a new prostate cancer test that has the potential to differentiate between aggressive and low-grade disease, thereby indicating the extent of treatment necessary.

     Matritech was incorporated in Delaware in October 1987. The Company's facilities are located at 330 Nevada Street, Newton, Massachusetts 02460 and its telephone number is (617) 928-0820.

CANCER DIAGNOSTICS MARKET

     The cancer diagnostics market is composed of several overlapping categories, each corresponding to a stage in the identification and management of the disease. The categories are screening, diagnosing, monitoring and evaluating prognosis. Screening tests and procedures, such as mammograms and Pap smears, are performed regularly on individuals who may have no evidence of ill health because the tests are effective in revealing hidden, asymptomatic disease. Screening tests do not yield a final diagnosis. An actual diagnosis of cancer is usually made after microscopic examination of a tissue biopsy. Following diagnosis, additional tests can be used to monitor the course of the disease and the patient's response to treatment. These monitoring tests may be repeated at regular intervals, often every three months, and may be continued for the life of an individual in order to detect the recurrence of cancer. In addition, diagnostic tests are also used to evaluate a patient's prognosis and to select appropriate therapy. Patients identified as having a high risk of recurrence will be monitored more closely and may receive more aggressive treatment. In the United States, cancer diagnostic assays have generally been approved by the FDA for monitoring patients with known disease and only occasionally have been approved for screening purposes.

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

     Accurate in vitro diagnostic assays can reduce the need for more invasive or expensive procedures for diagnosing and managing cancer, such as surgery, biopsy, bone scans and in vivo imaging. There are only a limited number of FDA-approved in vitro cancer diagnostic tests currently available and the relatively low clinical sensitivity and specificity of these tests have limited their clinical utility. The Company believes that these tests suffer from inherent inaccuracies because they detect substances that are only indirectly correlated with the cancer. As a consequence of low clinical sensitivity, these tests yield false negatives and many patients with cancer are not diagnosed early enough to receive effective treatment, resulting in additional costs and morbidity. Conversely, low clinical specificity yields false positives resulting in unnecessary, expensive and painful treatment of patients without malignant disease.

NMP TECHNOLOGY

     The Company believes that its NMP technology permits the development of cost-effective in vitro assays that are more accurate than others currently available. The nuclear matrix, a three-dimensional protein framework within the nucleus of cells, helps organize active genes ("DNA") in the nucleus. In this way, the nuclear matrix plays a fundamental role in determining cell type and cell function. Although the specific mechanisms of action are not yet fully understood, Matritech and independent scientists have demonstrated that there are differences in the types and amounts of NMPs found in cancerous and normal tissues and also among different types of normal cells. Independent academic investigators have also confirmed the Company's findings in papers published in scientific journals which reported NMPs specific to kidney, prostate, breast and colon cancer tissues. Certain of these NMPs were shown to be present in 100% of the cancer tissue specimens examined, but were absent in all of the normal tissue specimens. The Company has examined numerous additional cancer tissue specimens with similar results. Matritech also has demonstrated that cell death, including cell death related to early tumor development, results in the release of NMPs into bodily fluids. As a result, elevated levels of certain NMPs may be found in the bodily fluids of cancer patients. The Company is not aware of any other cancer marker, or class of markers, which exhibit this level of clinical specificity and sensitivity.

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

     The Company's core NMP technology is licensed from the Massachusetts Institute of Technology ("MIT"). Under the current terms of the Company's license from MIT, the Company's worldwide license is exclusive until the expiration of all patent-rights in 2006. The Company has made additional advances in NMP technology and has filed its own patent applications for related rights protection in the United States, as well as corresponding applications and patents in selected foreign countries. To date, Matritech has been granted thirteen additional United States patents.

MATRITECH'S PRODUCTS AND PRODUCTS UNDER DEVELOPMENT

  NMP22 Test Kit for Bladder Cancer

     In 1996, Matritech's NMP22 Test Kit for bladder cancer was cleared for sale in the United States by the FDA as a prognostic indicator for the recurrence of bladder cancer. The FDA's action was based upon data generated during an extensive clinical trial of the NMP22 Test Kit involving more than 1,000 subjects at 13 sites, including bladder cancer patients, patients with other cancers, patients with non-cancerous urinary conditions (such as urinary tract infections) and healthy subjects. In January 2000 the FDA cleared the expanded use of the Company's NMP22 Test Kit as an aid in identifying previously undiagnosed individuals who have symptoms of or are at risk for bladder cancer.

     In May 1998 the NMP22 Test Kit for bladder cancer was approved for sale in Japan by Koseisho for use in screening previously undiagnosed individuals. In August 1999 the NMP22 Test Kit was also approved for sale in the People's Republic of China by the State Drug Administration for the detection and management of bladder cancer. The Company is currently marketing this product in the United States through its own sales force and a distributor and in other major markets worldwide through distributors. Sales of the NMP22 Test Kit began in certain countries in Europe in 1995.

     The Company believes that the use of the NMP22 Test Kit for bladder cancer enables urologists to identify and manage bladder cancer patients with less invasive and less frequent procedures, thereby potentially reducing treatment costs while maintaining a high standard of patient care. If a bladder cancer patient's NMP22 value is low (less than or equal to 10 units per milliliter) 10 or more days after surgery, there is a high probability that there will be no evidence of disease upon follow-up cystoscopic examination. Consequently, the urologist may decide to postpone the next cystoscopy in order to reduce the cost, anxiety and risk to the patient. Similarly, an NMP22 value greater than 10 units per milliliter indicates a higher risk that the follow-up cystoscopic examination will indicate a recurrence of disease, enabling the urologist to make more aggressive patient management decisions. The Company believes that when the NMP22 Test Kit is used as part of the diagnostic work-up for bladder disorders it gives physicians a valuable non-invasive tool to help them determine whether an individual's hematuria (blood in the urine) is caused by bladder cancer or by a non-life-threatening condition. The Company believes that the NMP22 Test Kit has the potential to make a positive impact on the accurate and cost-effective detection and management of bladder cancer.

     The Company has entered into distribution arrangements in the United States and selected European and other countries for the NMP22 Test Kit. In 1994 the Company entered into a distribution agreement with Konica. The Konica agreement granted exclusive distribution rights in Japan for the NMP22 Test Kit in exchange for $325,000 in licensing fees. Under the terms of its agreement with Konica, Matritech sells NMP22 Test Kits to Konica for resale in Japan at prices based on Japanese reimbursement rates. Konica has limited manufacturing rights if the Company fails to deliver required quantities of test kits. In March 1998 the Company entered into a distribution agreement with Fisher. Pursuant to this agreement, the Company retained its right to distribute the NMP22 Test Kit in the United States through its own sales force but granted Fisher an otherwise exclusive right to distribute the NMP22 Test Kit to hospitals and commercial laboratories within the United States. In September 1999 the Company entered into a distribution agreement with General Biologicals Corporation for the distribution of NMP22 in Taiwan as a part of an annual screening program for bladder cancer. The Company has retained worldwide manufacturing rights for the NMP22 Test Kit for bladder cancer.

  Cervical Cancer Product (NMP-179)

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

  Breast Cancer Product (NMP66)

     During 1998 Matritech scientists, using a mass spectrometer instrument, demonstrated the ability to detect certain breast cancer markers in the blood of cancer patients which were not present in the blood of normal individuals. In September 1999 the Company announced the results of its analysis of blood specimens from 20 women with breast cancer and 20 women thought to be free of the disease. Matritech scientists found specific proteins in the blood of all 20 breast cancer patients and by contrast, found no evidence of such proteins in any of the specimens from patients without breast cancer. In March 2000 the Company announced that its scientists detected the presence of NMP's in the blood of women with breast cancer (even at the earliest stages) but which are absent in the blood of women without breast cancer as well as those with fibroadenoma, a benign breast disease. The Company intends to conduct clinical trials to generate data required to apply for FDA approval of tests using these breast cancer markers. Matritech believes that the distinctive NMPs found in breast cancer cells and the Company's ability to detect these NMPs in blood may enable it to develop a breast cancer blood-based assay more accurate than products presently available. The Company has retained worldwide manufacturing and marketing rights for its breast cancer product under development.

  Prostate Cancer Product (NMP45)

     In October 1999 the Company entered into a collaboration with Alan Partin, M.D., Ph.D. of the Johns Hopkins University School of Medicine to develop a new prostate cancer test that the Company believes has the potential to differentiate between aggressive and low-grade forms of prostate cancer, thereby indicating the extent of treatment necessary. The test will measure the amount of NMP45 (also known as YL-1), a nuclear matrix protein, in a prostate cancer patient's biopsy. High levels of this protein have been found in the prostate cancer tissue of patients with aggressive forms of prostate cancer. A preliminary study by investigators of the Johns Hopkins School of Medicine found that the level of NMP45 is elevated in the majority of life-threatening aggressive tumors and is not found in normal prostate tissue and absent or present at lower levels in indolent forms of prostate cancer, which is believed to be non life-threatening.

  Test Kit for Colon Cancer (NMP32)

     The Company has also developed a blood-based test utilizing its NMP technology for the detection and management of colon cancer patients. Blood specimens for use in generating clinical data for a premarket approval submission to the FDA have been collected and the Company believes that these specimens are sufficient to substantiate a claim for the use of its colon cancer test kit for the differential diagnosis of individuals exhibiting symptoms such as rectal bleeding. The Company intends to use these specimens in conjunction with its current manual format test, the NuMA Test Kit, or in validating the performance of a second generation NMP-based colon cancer test employing other colon cancer NMPs. In either case, the Company intends to conduct the specimen testing and FDA submission in collaboration with an automated instrument partner or clinical laboratory. Consequently, the timing of an FDA submission for the Company's colon cancer test will depend upon concluding a satisfactory agreement with such a partner, if any, and upon completion of work necessary to design the test's automated format, as the Company and such partner agree. The Company has retained worldwide manufacturing and marketing rights for its colon cancer test. The Company is seeking distributors and an automated instrument partner for this test.

MARKETING AND SALES

     The Company has retained rights to sell all of its products in the United States. Matritech is selling its NMP22 Test Kit for bladder cancer in the United States to clinical laboratories using its own direct sales force, and in March 1998 entered into a distribution agreement with Fisher granting Fisher the co-exclusive right with Matritech to distribute the NMP22 Test Kit to hospitals and commercial laboratories within the United States. The Company currently has three full-time sales representatives. Outside the United States, the Company sells the NMP22 Test Kit through distributors.

     During the year ended December 31, 1999 the Company received approximately 30% and 49% of its revenue from Konica and Fisher, respectively. During the year ended December 31, 1998, the Company received approximately 29% and 31% of its revenue from Wallac ADL and Fisher, respectively.

     During the years ended December 31, 1997, 1998 and 1999, 42%, 52% and 53%, respectively, of the Company's total product sales were from the United States and 58%, 48% and 47%, respectively, were from foreign countries. Product sales revenue generated outside the United States during the years ended December 31, 1997 and 1998 was primarily from Europe. For the year ended December 31, 1999, product sales revenue generated outside of the United States was primarily from Asia. See Note 9 of Notes to Financial Statements -- "Segment and Geographic Information."

THIRD-PARTY REIMBURSEMENT

     The Company's ability to successfully commercialize its products will depend in part on the extent to which reimbursement for the cost of such products will be available from government health administration authorities, private health insurers and other third-party payors. The Company believes that FDA clearance of a diagnostic product facilitates third-party reimbursement, but there can be no assurance that reimbursement will be available for such products or, if available, that it will be adequate.

     In the case of private insurance, the reimbursement of any medical device, whether approved, or for investigational use only or for research use, is at the sole discretion of the patient's individual carrier. The decision to reimburse can be made on a case-by-case basis (as is done for research therapies) or on a system-wide basis (such as screening mammography). Historically, the decision to reimburse for a new medical procedure is made by the carrier's medical director or review committee. This group will base their reimbursement decision on published clinical data and information by treating physicians. Even if a procedure has been approved for reimbursement, there are no assurances that the insurance carrier will continue to reimburse the procedure.

     Health care reform is an area of continuing national attention and a priority of many governmental officials. Certain reform proposals, if adopted, could impose limitations on the prices the Company will be able to charge in the United States for its products or the amount of reimbursement available for the Company's products from governmental agencies or third-party payors.

MANUFACTURING AND FACILITIES

     The Company currently assembles its test kits in a portion of its 22,500 square-foot facility in Newton, Massachusetts and relies on subcontractors for certain components and processes. The Company's lease is for a term of five years and expires on December 31, 2000. The annual base rent for each year of the term is $230,625. The Company is actively seeking replacement facilities of approximately equal size to its present facility. The Company has retained all manufacturing rights for its products and products under development, except for certain rights that could be granted to the Company's NMP22 Test Kit distribution partner in Japan if the Company fails to perform under its agreement with such distributor.

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

     There are many pharmaceutical companies, biotechnology companies, public and private universities and research organizations actively engaged in the research and development of clinical cancer diagnostic products. Many of these organizations have financial, manufacturing, marketing and human resources greater than those of the Company. Matritech expects that its diagnostic products will compete largely on the basis of clinical utility, accuracy (sensitivity and specificity), ease of use and other performance characteristics, price, patent position, as well as on the effectiveness of the Company and its marketing partners.

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

     A number of companies are attempting to develop automated instruments for Pap smear analysis that would compete with the NMP-179 cervical cancer product developed by the Company. These companies are computerizing image analysis techniques to automate much of the work currently done by cytotechnologists. To date, several of these instruments have been approved by the FDA for rescreening Pap smear slides previously identified by a cytotechnologist as normal as well as the primary screening of cervical specimens.

     Recently, the FDA cleared a cervical diagnostic product, HPV, for use in detecting the viral infection believed to cause cervical cancer. Although many women, especially those under 35 years of age, are infected with this virus and thus positive for HPV, most would not progress to cervical cancer. Nevertheless, the HPV test may be selected by some gynecologists and clinical pathologists to identify women at high risk of infection.

     The Company's products will also compete with more invasive or expensive procedures such as surgery, bone scans, magnetic resonance imaging ("MRI") and other in vivo imaging techniques. Matritech believes that its products, if successfully commercialized, improve patient management and lower overall costs, by providing accurate information and, in some cases, by providing an alternative to these invasive or costly procedures.

     Should the Company decide to develop and seek to market therapeutic products, competition will be based, among other things, on product efficacy, safety, reliability, price and patent position as well as the state of the industry and effectiveness of the Company, future marketing partners and competitors.

     In addition, there can be no assurance that competing diagnostic and therapeutic products based on other technologies will not be introduced by other companies and adversely affect the competitive position of the Company.

PATENTS, LICENSES AND TRADE SECRETS

     Matritech's diagnostic technology is protected by three United States patents owned by MIT and expiring in 2006, with corresponding foreign patents granted and/or patent applications pending in Canada and selected countries in Europe and Asia. One of the three United States patents was granted following a reissue proceeding before the United States Patent and Trademark Office. The NMP technology owned by MIT is licensed to Matritech worldwide in exchange for royalties payable until the expiration of underlying patent rights. MIT has licensed its patent rights to Matritech on an exclusive basis through 2006.

     The protection offered by these patents extends to the detection and measurement of NMPs, or associated nucleic acids, using antibody or gene probe formats, as well as to certain assay methods exploiting NMPs. With regard to related NMP advances, Matritech has filed additional United States patent applications and, in certain circumstances, foreign counterparts in one or more countries including Australia, Canada and selected countries in Europe and Asia. The Company currently has thirteen additional United States patents and six applications on file in the United States on these disclosures. Certain United States patents provide additional protection for Matritech's NMP22 Test Kit for bladder cancer until 2015. The Company intends to file additional patent applications in the future. The Company believes that any patents that may issue from its applications will provide competitive protection for its products after expiration of its license from MIT. The Company also intends to rely on its unpatented proprietary information to maintain and develop its commercial position.

GOVERNMENT REGULATION

  Diagnostic Products

     The medical devices to be marketed and manufactured by the Company are subject to extensive regulation by the FDA, and, in some instances, by foreign governments. Pursuant to the Federal Food, Drug and Cosmetic Act of 1976, as amended, and the regulations promulgated thereunder (the "FDC Act"), the FDA regulates the clinical testing, manufacturing, labeling, distribution, and promotion of medical devices. Noncompliance with applicable requirements can result in, among other things, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the government to grant premarket clearance or premarket approval for devices, withdrawal of marketing approvals, and criminal prosecution. The FDA also has the authority to request repair, replacement or refund of the cost of any device manufactured or distributed by the Company.

     In the United States, medical devices and diagnostics are classified into one of three classes (class I, II, or III) on the basis of the controls deemed necessary by the FDA to reasonably assure their safety and effectiveness. Under FDA regulations, class I devices are subject to general controls (for example, labeling, premarket notification and adherence to GMPs) and class II devices are subject to general and special controls (for example, performance standards, postmarket surveillance, patient registries and FDA guidelines). Generally, class III devices are those which must receive premarket approval ("PMA") by the FDA to ensure their safety and effectiveness (for example, life-sustaining, life-supporting and implantable devices, or new devices which have not been found substantially equivalent to legally marketed devices).

     Before a new device can be introduced into the market, the manufacturer must generally obtain marketing clearance through the filing of either a 510(k) notification or a PMA. A 510(k) clearance will be granted if the submitted information establishes that the proposed device is "substantially equivalent" to a legally marketed class I or II medical device, or to a class III medical device for which the FDA has not called for a PMA. The FDA may determine that a proposed device is not substantially equivalent to a legally marketed device, or that additional information or data is needed before a substantial equivalence determination can be made. A request for additional data may require that clinical studies of the safety and efficacy of the device be performed.

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

     In 1996 the FDA cleared Matritech's NMP22 Test Kit for bladder cancer for sale in the United States as a prognostic indicator for bladder cancer (i.e., as a predictor of bladder cancer recurrence following therapy, such as surgical excision of cancerous tissue). In January 2000 the FDA cleared the expanded use of the Company's NMP22 Test Kit for the additional use of testing previously undiagnosed individuals who have symptoms of or are at risk for bladder cancer.

     In connection with Matritech's colon cancer program, blood specimens for use in generating clinical data for a PMA submission to the FDA have been collected and the Company believes that these specimens are sufficient to substantiate the use of Matritech's colon cancer test for the differential diagnosis of individuals exhibiting symptoms such as rectal bleeding. The Company intends to use these specimens in conjunction with its current manual format test, the NuMA Test Kit, or in validating the performance of a second generation NMP-based colon cancer test employing other colon cancer NMPs. In either case, the Company intends to conduct the specimen testing and FDA submission in collaboration with an automated instrument partner or clinical laboratory. Consequently, the timing of an FDA submission for the Company's colon cancer test will depend upon concluding a satisfactory agreement with such a partner and the completion of work necessary to design the test's automated format, as the Company and such partner may agree.

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

     Labeling and promotional activities are subject to scrutiny by the FDA and, in certain instances, by the Federal Trade Commission. The FDA actively enforces regulations prohibiting the promotion of devices for unapproved uses and the promotion of devices for which premarket clearance or approval has not been obtained. Consequently, in the United States the Company cannot promote the NMP22 Test Kit for any unapproved use. Failure to comply with these requirements can result in regulatory enforcement action by the FDA that would adversely affect the Company's ability to conduct testing necessary to obtain market clearance for these products and, consequently, could have a material adverse effect on the Company's business, financial condition and results of operations.

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

  Foreign Sales

     Export of unapproved products subject to the PMA requirements must be approved in advance by the FDA for export unless they are approved for use by the regulatory authorities in any member state of the European Union and certain other countries, in which case they may be exported to any such country without FDA approval. To obtain FDA export approval, when it is required, certain requirements must be met and information must be provided to the FDA, including, with some exceptions, documentation demonstrating that the product is approved for import into a country to which it is to be exported and safety data from animal or human studies. There can be no assurance that FDA will grant export approval when such approval is necessary, or that the countries to which the devices are to be exported will approve the devices for import. Failure on the part of the Company to obtain export approvals, when required, could significantly delay and impair the Company's ability to continue exports of its devices and could have a material adverse effect on the Company's business, financial condition or results of operations.

     The introduction of the Company's developmental-stage test products in foreign markets will also subject the Company to foreign regulatory clearances which may impose additional substantial costs and burdens. International sales of medical devices are subject to the regulatory requirements of each country. The regulatory review process varies from country to country. Many countries also impose product standards, packaging requirements, labeling requirements and import restrictions on devices. In addition, each country has its own tariff regulations, duties and tax requirements. In Germany, where the Company began selling its NMP22 Test Kit for bladder cancer in 1995, no regulatory approval comparable to the United States PMA is required prior to public sale of diagnostic products. In May 1998 the Koseisho approved the NMP22 Test Kit for sale in Japan for use in screening previously undiagnosed patients. In August 1999 the State Drug Administration in the People's Republic of China approved the NMP22 Test Kit for sale in the People's Republic of China for the detection and management of bladder cancer.

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

EMPLOYEES

     As of March 15, 2000, the Company had 35 full-time employees, 15 of whom were engaged in research and development. The Company's future success depends in part on its ability to recruit and retain talented and trained scientific, technical, marketing and business personnel. The Company has been successful to date in hiring and retaining such personnel, but there can be no assurance that such success will continue. None of the Company's employees is represented by a labor union, and the Company considers its relations with its employees to be excellent.

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

     During 1997, 1998 and 1999 Matritech spent approximately $3.9 million, $4.0 million and $3.1 million, respectively, on research and development. Substantially all of these expenditures were related to the development of diagnostic products.

ITEM 2.  PROPERTIES.

     The Company's facilities are located in Newton, Massachusetts, where the Company leases corporate headquarters, research and development and manufacturing facilities which occupy approximately 22,500 square feet. The Company's lease is for a term of five (5) years and expires on or about December 31, 2000. The annual base rent for each year of the term is $230,625. The Company is actively seeking replacement facilities of approximately equal size to its present facility.

ITEM 3.  LEGAL PROCEEDINGS.

     The Company is not currently a party to any material pending legal proceeding.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter of 1999.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Stock is traded on The Nasdaq National Market tier of The Nasdaq Stock Market ("Nasdaq National Market") under the symbol: "NMPS." The following table sets forth the range of quarterly high and low sales price information for the Common Stock as reported by the Nasdaq National Market.

                                                            HIGH          LOW
                                                            ----          ---
FISCAL 1998
First Quarter.............................................   $6           $ 3 3/8
Second Quarter............................................    5 1/8         1 25/32
Third Quarter.............................................    2 15/16         29/32
Fourth Quarter............................................    3               5/8

FISCAL 1999
First Quarter.............................................   $2 15/32     $ 1 5/32
Second Quarter............................................    1 1/8         1 11/16
Third Quarter.............................................      1/2         4 13/16
Fourth Quarter............................................    1 7/8         5 9/16

     As of March 15, 2000, there were approximately 360 shareholders of record.

     The Company has never paid cash dividends on its Common Stock. The Company currently intends to retain any earnings to finance future growth and therefore does not anticipate paying any cash dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

     During the fiscal year ended December 31, 1999, the Company issued the following securities that were not registered under the Securities Act of 1933, as amended (the "Securities Act"):

     (a) Issuances of Capital Stock and Warrants

     In April 1999 the Company issued and sold 3,094,965 shares of Common Stock for an aggregate selling price of approximately $4,000,000. The Company received net proceeds of approximately $3,910,000 after deducting the fees and expenses of the transaction.

     In November 1999 the Company issued and sold 900,670 units, with each unit consisting of two shares of Common Stock and a warrant to purchase one share of Common Stock for an aggregate selling price of $3,602,680. The Company received net proceeds of approximately $3,546,000 after deducting the fees and expenses of the transaction. The warrants issued in this transaction may be exercised at a price of $2.20 per share.

     (b) Grants and Exercises of Stock Options

     From January 1, 1999 through December 31, 1999, the Company granted options to purchase an aggregate of 472,670 shares of Common Stock at exercise prices ranging from $.84 to $3.69, to its employees and directors under the Company's 1992 Stock Plan, as amended and the Company's Amended and Restated 1992 Non-Employee Director Stock Plan. None of these options were exercised as of December 31, 1999.

     No underwriters were involved in the foregoing sales of securities. Such sales were made in reliance upon an exemption from the registration provisions of the Securities Act set forth in Section 4(2) thereof relative to sales by an issuer not involving any public offering or the rules and regulations thereunder, or, in the case of the exercise of options to purchase common stock, Rule 701 under the Securities Act or as a transaction pursuant to a compensatory benefit plan. All of the foregoing securities are deemed restricted securities for the purposes of the Securities Act.

ITEM 6.  SELECTED FINANCIAL DATA.

     The selected financial data presented below for each year in the five-year period ended December 31, 1999 have been derived from the Company's financial statements, which have been audited by Arthur Andersen LLP, independent public accountants. This data should be read in conjunction with the financial statements, related notes, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other financial information included elsewhere in this Form 10-K.

                                           1995           1996           1997           1998           1999
                                       ------------   ------------   ------------   ------------   ------------
STATEMENTS OF OPERATIONS DATA:
Revenue:
  Collaborative research and
    development, license fees and
    product sales....................  $  1,023,438   $  1,881,833   $    747,532   $    967,759   $    622,808
  Interest and other income..........       216,865        528,583        566,686        457,678        224,658
                                       ------------   ------------   ------------   ------------   ------------
         Total revenue...............     1,240,303      2,410,416      1,314,218      1,425,437        847,466
Expenses:
  Research & development.............     3,014,125      3,909,793      3,943,390      4,010,368      3,146,805
  Selling, general &
    administrative...................     2,308,773      3,665,298      4,845,915      4,950,593      3,824,877
                                       ------------   ------------   ------------   ------------   ------------
         Total expenses..............     5,322,898      7,575,091      8,789,305      8,960,961      6,971,682
                                       ------------   ------------   ------------   ------------   ------------
Net loss.............................  $ (4,082,595)  $ (5,164,675)  $ (7,475,087)  $ (7,535,524)  $ (6,124,216)
                                       ============   ============   ============   ============   ============
Basic and diluted net loss per common
  share(1)...........................  $       (.38)  $       (.32)  $       (.43)  $       (.40)  $       (.29)
                                       ============   ============   ============   ============   ============
Weighted average number of common
  shares outstanding(1)..............    10,733,769     15,900,467     17,512,242     18,608,784     21,126,422
                                       ============   ============   ============   ============   ============

                                           1995           1996           1997           1998           1999
                                       ------------   ------------   ------------   ------------   ------------
BALANCE SHEET DATA:
Cash, cash equivalents and short-term
  investments........................  $ 11,009,310   $  6,770,336   $ 11,067,414   $  4,146,821   $  5,612,194
Working capital......................    10,838,756      7,165,462     10,989,534      3,787,709      5,341,336
Total assets.........................    11,959,203      8,669,861     12,691,773      5,511,825      6,902,575
Accumulated deficit..................   (20,975,730)   (26,140,405)   (33,615,492)   (41,151,016)   (47,275,232)
Total stockholders' equity...........  $ 11,351,178   $  7,783,984   $ 11,688,674   $  4,399,981   $  5,943,460

---------------
(1) Basic and diluted loss per share are the same for all periods presented. See
    Note 1 of Notes to Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     This Annual Report, other reports and communications to securityholders, as well as oral statements made by the Company's officers or agents may contain forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements may relate to, among other things, the Company's future revenues, operating income, EBITDA and the plans and objectives of management. In particular, certain statements contained in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in "Factors That May Affect Future Results" constitute forward-looking statements. Actual events or results may differ materially from those stated in any forward-looking statement. Factors that may cause such differences are discussed below and in the Company's other reports filed with the Securities and Exchange Commission.

OVERVIEW

     The Company was incorporated in 1987 to develop, manufacture and market innovative cancer diagnostic products based on its proprietary NMP technology. Matritech has been unprofitable since inception and expects to incur significant operating losses for at least the next several years. For the period from inception to December 31, 1999, the Company incurred a cumulative net loss of approximately $47.3 million.

RESULTS OF OPERATIONS

  Year Ended December 31, 1999 Compared with Year Ended December 31, 1998

     Product sales and collaborative research and development revenue decreased to $623,000 for the year ended December 31, 1999 from $968,000 for the year ended December 31, 1998. Revenue from product sales decreased to $623,000 for the year ended December 31, 1999 from $895,000 for the year ended December 31, 1998 due primarily to domestic and European distributor inventory balances being built up in 1998 (eliminating the need for additional shipments in 1999) and the timing of domestic distributor inventory purchases. Both of these factors led to a decrease in the number of units sold to distributors in 1999. The decrease is also due to a lesser extent to a lower average unit sales price in 1999. The emergence of product sales arising from new partner-based distribution in Japan in 1999 helped to offset the reduction. In addition, collaborative research and development revenue decreased $73,000 as the SBIR funding for the Company's NuMA tumor marker project was fulfilled in 1998. There was no SBIR funding in 1999.

     Interest and other income was $225,000 for the year ended December 31, 1999 and $458,000 for the year ended December 31, 1998. The decrease was due to lower average cash balances available for investment in 1999 as compared to 1998.

     Research and development expenses decreased to $3,147,000 for the year ended December 31, 1999 from $4,010,000 for 1998. The decrease was primarily due to a $454,000 reduction derived through decreased headcount and a related $167,000 reduction in supplies usage under cost-reduction programs and a decision to focus resources to selected projects.

     Selling, general and administrative expenses decreased to $3,825,000 for the year ended December 31, 1999 from $4,951,000 for the year ended December 31, 1998. The decrease was primarily due to a $333,000 reduction in promotional materials in 1998 not incurred in 1999, a $246,000 reduction derived through decreased headcount under cost-reduction programs, and a $70,000 reduction in outside marketing and administrative consultants.

     The Company incurred a net loss of $6,124,000 for the year ended December 31, 1999 as compared with a net loss of $7,536,000 for the year ended December 31, 1998. The decreased loss was primarily due to the savings in both research and development and selling, general and administrative expenses partially offset by the decreased revenue.

  Year Ended December 31, 1998 Compared with Year Ended December 31, 1997

     Product sales, collaborative research and development revenue and license fees increased to $968,000 for the year ended December 31, 1998 from $748,000 for the year ended December 31, 1997. Revenue from product sales increased to $895,000 for the year ended December 31, 1998 from $602,000 for the year ended December 31, 1997 due primarily to increased sales of the NMP22 Test Kit for bladder cancer in the United States and Europe. Product revenue may fluctuate from quarter to quarter and from year to year based on the timing of distributors' orders for the NMP22 Test Kits for bladder cancer. Matritech also received $73,000 in SBIR funding during the year ended December 31, 1998 for its NuMA Tumor Marker project and $6,000 in SBIR funding for its cancer therapy development project during the year ended December 31, 1997. In addition, Matritech recorded $140,000 in revenue from collaborative research and development for the year ended December 31, 1997, consisting of a milestone payment associated with a development agreement with Bayer Corporation.

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

     Selling, general and administrative expenses increased to $4,951,000 for the year ended December 31, 1998 from $4,846,000 for the year ended December 31, 1997. The increase was due to the augmentation of the sales force for the NMP22 Test Kit for bladder cancer and increased public relations and media relations consulting fees. In April 1997 the Company issued a warrant to a public relations consultant. The Company expensed the value of the warrant, $500,000, ratably over the one year term of its agreement with such consultant. The Company expensed $150,000 and $350,000 of the value of this warrant during the years ended December 31, 1998 and 1997, respectively.

     The Company incurred a net loss of $7,536,000 for the year ended December 31, 1998 as compared with a net loss of $7,475,000 for the year ended December 31, 1997. The increased loss resulted primarily from increased sales and marketing expenses for the NMP22 Test Kit, consulting fees, and to a lesser extent, increased clinical affairs costs associated with the colon cancer project.

LIQUIDITY AND CAPITAL RESOURCES

     Since its inception, the Company has financed its operations primarily through private and public offerings of its securities and through funded development and marketing agreements. At December 31, 1999, the Company had cash and cash equivalents of $5,612,000 and working capital of $5,341,000. The Company's primary cash infusion in 1999 was from private sales of common stock in April 1999 and private sales of common stock and warrants to purchase common stock in November 1999 which totaled $7,456,000.

     The Company's operating activities used cash of approximately $5,941,000, $6,901,000 and $6,486,000 for the years ended December 31, 1999, 1998 and 1997, respectively, primarily to fund the Company's operating loss.

     The Company's investing activities used cash of approximately $34,000, $56,000 and $516,000 in the years ended December 31, 1999, 1998 and 1997, respectively, primarily for property and equipment and certain intangible assets. The Company currently estimates that capital expenditures during the year ending December 31, 2000 will not be significant.

     Financing activities provided cash of approximately $7,440,000, $36,000 and $11,299,000 in the years ended December 31, 1999, 1998 and 1997, respectively, primarily from the sale of equity securities, the exercise of stock options and warrants and proceeds from a capital equipment loan in 1997, net of payments on the note payable.

     In 1997 the Company entered into an equipment line of credit with Phoenix Leasing, Incorporated under which it could borrow up to $1,200,000 for equipment purchases. The equipment line of credit expired and was converted into a term note on October 20, 1997 totaling $286,000. The term note is payable over 48 months and is secured by the underlying equipment. The term note bears interest at 11.75% and has an outstanding balance of $140,432 at December 31, 1999.

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

     As of December 31, 1999, the Company had $5,612,000 in cash and cash equivalents and $5,341,000 of working capital. The Company believes that its existing cash resources, expected cash flow from operating activities and the proceeds from the 1999 private placements will satisfy its capital needs through 2000.

     To date, the Company has not experienced any Year 2000 problems including any problems related to its material supply and service vendors. Nevertheless, there can be no assurances that the Company will not experience problems resulting from any of the foregoing which could have a material adverse impact on its business, operating results and financial condition. The Company will continue to monitor all software and operating systems for compliance. At December 31, 1999 the Company has accrued $14,000 in the event any Year 2000 non-compliance should arise.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS

     The Company's future financial and operational results are subject to a number of material risks and uncertainties that may affect such results or conditions, including:

     Access to Capital. The Company needs to obtain additional long-term financing to continue to market its NMP22 Test Kit for bladder cancer, to conduct research and development, to conduct clinical trials and to manufacture and market its products as currently contemplated. The Company will consider various financing alternatives, including equity or debt financings and corporate partnering arrangements. There can be no assurance, however, that this financing will be available on terms acceptable to the Company, if at all. If additional financing is not available, the Company may be required to further curtail expenses or take other steps that adversely affect the Company's future performance.

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

     Near-Term Dependence Upon NMP22. The Company anticipates that in the near-term it will be substantially dependent on the success of the NMP22 Test Kit for bladder cancer, which was approved for sale in the United States by the FDA in 1996 and in Japan by the Koseisho in 1998 and in the People's Republic of China by the State Drug Administration in 1999. The Company expects to generate substantially all of its near-term product sales from the sale of NMP22 Test Kits. The Company would experience a material adverse effect on its business, financial condition and results of operations if the NMP22 Test Kit does not achieve wide market acceptance. The remainder of the Company's products have not been approved by the FDA or are in development and there can be no assurance that it will be successful with such regulatory approvals and product development.

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

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS

     The information concerning directors of the Company required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company's fiscal year ended December 31, 1999 under the headings "Occupations of Directors and Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance."

EXECUTIVE OFFICERS

     The information concerning executive officers of the Company required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company's fiscal year ended December 31, 1999 under the headings "Occupations of Directors and Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance."

ITEM 11.  EXECUTIVE COMPENSATION.

     The information required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company's fiscal year ended December 31, 1999, under the heading "Compensation and Other Information Concerning Directors and Officers."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company's fiscal year ended December 31, 1999, under the heading "Securities Ownership of Management and Principal Stockholders."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information, if any, required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission within 120 days after the close of the Company's fiscal year ended December 31, 1999, under the heading "Certain Relationships and Related Transactions."

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) 1. Financial Statements.
          Report of Independent Public Accountants.
          Balance Sheets as of December 31, 1998 and 1999.
          Statements of Operations for the Years ended December 31, 1997, 1998 and 1999.
          Statements of Stockholders' Equity (Deficit) for the Years ended
            December 31, 1997, 1998 and 1999.
          Statements of Cash Flows for the Years ended December 31, 1997, 1998 and 1999.
          Notes to Financial Statements.

     2. No schedules are submitted because they are not applicable, not required or because the information is included in the Financial Statements or Notes to Financial Statements.

     3. List of Exhibits.

EXHIBIT
NUMBER                      DESCRIPTION OF EXHIBIT
-------                     ----------------------
 3.1     Amended and Restated Certificate of Incorporation of the
         Registrant (filed as Exhibits 3, 4.1 to the Company's
         Registration Statement No. 33-46158 on Form S-1 and
         incorporated herein by reference).
 3.2     Amended and Restated By-Laws of the Registrant (filed as
         Exhibits 3.2, 4.1 to the Company's Registration Statement
         No. 33-46158 on Form S-1 and incorporated herein by
         reference).
 3.3     Certificate of Amendment dated June 16, 1994, of Amended and
         Restated Certificate of Incorporation of the Registrant
         (filed as Exhibit 3.2 of the Company's Quarterly Report on
         Form 10-Q for the fiscal Quarter ended June 30, 1995 and
         incorporated herein by reference).
 3.4     Certificate of Amendment dated June 5, 1995, of Amended and
         Restated Certificate of Incorporation of the Registrant
         (filed as Exhibit 3.3 of the Company's Quarterly Report on
         Form 10-Q for the fiscal Quarter ended June 30, 1995 and
         incorporated herein by reference).
 4.1     Description of Capital Stock contained in the Registrant's
         Amended and Restated Certificate of Incorporation, filed as
         Exhibits 3.1, 3.3 and 3.4.
10.1*    License Agreement between Matritech and the Massachusetts
         Institute of Technology dated December 14, 1987, as amended
         March 15, 1988, December 20, 1989 and March 4, 1992 (filed as Exhibit 10.1 to the Company's Registration Statement No.
         33-46158 on Form S-1 and incorporated herein by reference).
10.2#    1988 Stock Plan (filed as Exhibit 10.8 to the Company's
         Registration Statement No. 33-46158 on Form S-1 and
         incorporated herein by reference).
10.3#    1992 Stock Plan as amended as of June 13, 1997 (filed as
         Exhibit 10.4 to the Company's Annual Report on Form 10-K for
         the fiscal year ended December 31, 1997 and incorporated
         herein by reference).
10.4#    Amended and Restated 1992 Non-Employee Director Stock Plan
         as amended as of June 7, 1996 (filed as Exhibit 10.2 to the
         Company's Quarterly Report on Form 10-Q for the fiscal
         quarter ended June 30, 1996 and incorporated herein by
         reference).
10.5#    1992 Employee Stock Purchase Plan (filed as Exhibit 10.11 to the Company's Registration Statement No. 33-46158 on Form
         S-1 and incorporated herein by reference).

EXHIBIT
NUMBER                      DESCRIPTION OF EXHIBIT
-------                     ----------------------
10.6     Second Amended and Restated Registration Rights Agreement
         dated May 4, 1990, as amended February 26, 1992 (filed as
         Exhibit 10.13 to the Company's Registration Statement No.
         33-46158 on Form S-1 and incorporated herein by reference).
10.7     Form of Indemnity Agreement with directors (filed as Exhibit
         10.14 to the Company's Registration Statement No. 33-46158
         on Form S-1 and incorporated herein by reference).
10.8     Fourth Amendment dated March 18, 1993 to License Agreement between the Company and the Massachusetts Institute of
         Technology dated December 14, 1987, as amended (filed as
         Exhibit 10.9 to the Company's Annual Report on Form 10-K for
         the fiscal year ended December 31, 1997 and incorporated
         herein by reference).
10.9     Fifth Amendment dated April 14, 1994 to License Agreement
         between the Company and the Massachusetts Institute of
         Technology dated December 14, 1987 (filed as Exhibit 10.1 to the Company's Form 10-Q for the quarter ended March 31, 1994 and incorporated herein by reference).
10.10*   Exclusive Distribution Agreement between the Company and
         Konica Corporation dated as of November 9, 1994 (filed as
         Exhibit 10.26 to the Company's Annual Report on Form 10-K
         for the fiscal year ended December 31, 1994 and incorporated herein by reference).
10.11    Lease Agreement between the Company and One Nevada Realty
         Trust dated October 6, 1995 (filed as Exhibit 10.2 to the
         Company's Quarterly Report on Form 10-Q for the fiscal
         quarter ended September 30, 1995 and incorporated herein by reference).
10.12    Sixth Amendment dated March 1, 1996 to License Agreement
         between Matritech and the Massachusetts Institute of
         Technology dated December 31, 1987, as amended (filed as
         Exhibit 10.26 to the Company's Annual Report on Form 10-K
         for the fiscal year ended December 31, 1995 and incorporated herein by reference).
10.13    Senior Loan and Security Agreement No. 0096 between the
         Company and Phoenix Leasing, Incorporated dated August 29,
         1997 including form of Senior Secured Promissory Note
         between the Company and Phoenix Leasing, Incorporated (filed as Exhibit 10.20 to the Company's Annual Report on Form 10-K
         for the fiscal year ended December 31, 1997 and incorporated herein by reference).
10.14*   Distributorship Agreement by and between the Company and
         Curtin Matheson Scientific, a division of Fisher Scientific
         Company, L.L.C. dated as of March 19, 1998 (filed as Exhibit
         10.21 to the Company's Annual Report on Form 10-K for the
         fiscal year ended December 31, 1997 and incorporated herein by reference).
10.15    Form of Subscription Agreement dated March 10, 1999 by and between the Company and certain investors (filed as Exhibit
         10.17 to the Company's Annual Report on Form 10-K for the
         fiscal year ended December 31, 1998 and incorporated herein by reference).
10.16    Form of Common Stock and Warrant Purchase Agreement dated
         November 22, 1999 between the Company and the several
         investors (filed as Exhibit 4.1 to the Company's Current
         Report on Form 8-K dated November 22, 1999 and incorporated herein by reference).
10.17    Form of Warrant Agreement dated November 22, 1999 issued by the Company to the several investors (filed as Exhibit 4.2 to the Company's Current Report on Form 8-K dated November
         22, 1999 and incorporated herein by reference).
23**     Consent of Arthur Andersen LLP.
27**     Financial Data Schedule.

--------------------------------------------------------------------------------
*  Confidential Treatment Granted for portions thereof

** Filed herewith

 # Indicates management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report.

(b) Reports on Form 8-K. Not Applicable.

(c) Exhibits. The Company hereby files as exhibits to this Form 10-K those exhibits listed in Item 14(a)(3), above.

(d) Financial Statement Schedules. The Company hereby files as financial statement schedules to this Form 10-K those financial statement schedules listed in Item 14(a)(2), above.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED, IN THE CITY OF NEWTON, COMMONWEALTH OF MASSACHUSETTS, ON THE 30TH DAY OF MARCH, 2000.

                                          Matritech, Inc.

                                          By:     /s/ STEPHEN D. CHUBB
                                            ------------------------------------
                                                      Stephen D. Chubb
                                                   Director, Chairman and
                                                  Chief Executive Officer

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

                     SIGNATURE                                     TITLE                     DATE
                     ---------                                     -----                     ----
/s/ STEPHEN D. CHUBB                                 Director, Chairman, and Chief      March 30, 2000
---------------------------------------------------    Executive Officer (Principal
Stephen D. Chubb                                       Executive Officer)

/s/ DAVID L. CORBET                                  Director, President and Chief      March 30, 2000
---------------------------------------------------    Operating Officer
David L. Corbet

/s/ JOHN S. DOHERTY, JR.                             Vice President, Chief Financial    March 30, 2000
---------------------------------------------------    Officer and Treasurer
John S. Doherty, Jr.                                   (Principal Accounting and
                                                       Financial Officer)

/s/ J. ROBERT BUCHANAN                               Director                           March 30, 2000
---------------------------------------------------
J. Robert Buchanan

/s/ DAVID RUBINFIEN                                  Director                           March 30, 2000
---------------------------------------------------
David Rubinfien

/s/ RICHARD SANDBERG                                 Director                           March 30, 2000
---------------------------------------------------
Richard Sandberg

/s/ T. STEPHEN THOMPSON                              Director                           March 30, 2000
---------------------------------------------------
T. Stephen Thompson

/s/ C. WILLIAM ZADEL                                 Director                           March 30, 2000
---------------------------------------------------
C. William Zadel

                                MATRITECH, INC.

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Public Accountants....................  F-2
Balance Sheets as of December 31, 1998 and 1999.............  F-3
Statements of Operations for the Years Ended December 31,
  1997, 1998 and 1999.......................................  F-4
Statements of Stockholders' Equity for the Years Ended
  December 31, 1997, 1998 and 1999..........................  F-5
Statements of Cash Flows for the Years Ended December 31,
  1997, 1998 and 1999.......................................  F-6
Notes to Financial Statements...............................  F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Matritech, Inc.:

     We have audited the accompanying balance sheets of Matritech, Inc. (a Delaware corporation) as of December 31, 1998 and 1999, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Matritech, Inc. as of December 31, 1998 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                          ARTHUR ANDERSEN LLP

Boston, Massachusetts
February 9, 2000

                                MATRITECH, INC.

                                 BALANCE SHEETS

                                                                      DECEMBER 31,
                                                              ----------------------------
                                                                  1998            1999
                                                              ------------    ------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $  4,146,821    $  5,612,194
  Accounts receivable.......................................       162,261         211,016
  Inventories...............................................       336,398         300,897
  Interest receivable and prepaid expenses..................       113,582         112,656
                                                              ------------    ------------
          Total current assets..............................     4,759,062       6,236,763
                                                              ------------    ------------
PROPERTY AND EQUIPMENT, at cost:
  Laboratory equipment......................................     1,418,042       1,454,823
  Office equipment..........................................       212,698         212,698
  Laboratory furniture......................................        62,739          62,739
  Leasehold improvements....................................        56,981          56,981
                                                              ------------    ------------
                                                                 1,750,460       1,787,241
  Less -- Accumulated depreciation and amortization.........     1,065,060       1,186,501
                                                              ------------    ------------
                                                                   685,400         600,740
                                                              ------------    ------------
OTHER ASSETS, net...........................................        67,363          65,072
                                                              ------------    ------------
                                                              $  5,511,825    $  6,902,575
                                                              ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current maturities of note payable........................  $     68,271    $     76,744
  Accounts payable..........................................       329,660         274,188
  Accrued expenses..........................................       573,422         536,745
  Deferred revenue..........................................            --           7,750
                                                              ------------    ------------
          Total current liabilities.........................       971,353         895,427
                                                              ------------    ------------
NOTE PAYABLE, less current maturities.......................       140,491          63,688
                                                              ------------    ------------
Commitments (Notes 3 and 6)
STOCKHOLDERS' EQUITY:
  Preferred stock, $1.00 par value
     Authorized -- 4,000,000 shares
     Issued and outstanding -- none.........................            --              --
  Common stock, $.01 par value
     Authorized -- 40,000,000 shares
     Issued and outstanding -- 18,626,602 shares in 1998 and
     23,552,984 shares in 1999..............................       186,266         235,530
  Additional paid-in capital................................    45,364,731      52,983,162
  Accumulated deficit.......................................   (41,151,016)    (47,275,232)
                                                              ------------    ------------
          Total stockholders' equity........................     4,399,981       5,943,460
                                                              ------------    ------------
                                                              $  5,511,825    $  6,902,575
                                                              ============    ============

   The accompanying notes are an integral part of these financial statements.

                                MATRITECH, INC.

                            STATEMENTS OF OPERATIONS

                                                              YEARS ENDED DECEMBER 31,
                                                      -----------------------------------------
                                                         1997           1998           1999
                                                      -----------    -----------    -----------
REVENUE:
  Collaborative research and development, license
     fees and product sales.........................  $   747,532    $   967,759    $   622,808
  Interest and other income.........................      566,686        457,678        224,658
                                                      -----------    -----------    -----------
                                                        1,314,218      1,425,437        847,466
                                                      -----------    -----------    -----------
EXPENSES:
  Research and development..........................    3,943,390      4,010,368      3,146,805
  Selling, general and administrative...............    4,845,915      4,950,593      3,824,877
                                                      -----------    -----------    -----------
                                                        8,789,305      8,960,961      6,971,682
                                                      -----------    -----------    -----------
          Net loss..................................  $(7,475,087)   $(7,535,524)   $(6,124,216)
                                                      ===========    ===========    ===========
BASIC/DILUTED NET LOSS PER COMMON SHARE.............  $      (.43)   $      (.40)   $      (.29)
                                                      ===========    ===========    ===========
BASIC/DILUTED WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING................................   17,512,242     18,608,784     21,126,422
                                                      ===========    ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                                MATRITECH, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                            COMMON STOCK
                                       ----------------------   ADDITIONAL                       TOTAL
                                         NUMBER                   PAID-IN     ACCUMULATED    STOCKHOLDERS'
                                       OF SHARES    PAR VALUE     CAPITAL       DEFICIT         EQUITY
                                       ----------   ---------   -----------   ------------   -------------
Balance, December 31, 1996...........  16,032,734   $160,327    $33,764,062   $(26,140,405)   $ 7,783,984
  Sale of common stock, net of
     commissions and issuance costs
     of $92,430......................   2,457,609     24,576     10,879,492             --     10,904,068
  Exercise of common stock options...      12,878        128         27,525             --         27,653
  Exercise of common stock
     warrants........................      55,895        560         70,822             --         71,382
  Issuance of common stock under
     employee stock purchase plan....       7,621         76         26,598             --         26,674
  Compensation related to issuance of
     common stock warrants...........          --         --        350,000             --        350,000
  Net loss...........................          --         --             --     (7,475,087)    (7,475,087)
                                       ----------   --------    -----------   ------------    -----------
Balance, December 31, 1997...........  18,566,737    185,667     45,118,499    (33,615,492)    11,688,674
  Exercise of common stock options...      43,513        435         51,400             --         51,835
  Exercise of common stock
     warrants........................      10,000        100         17,900             --         18,000
  Issuance of common stock under
     employee stock purchase plan....       6,352         64         26,932             --         26,996
  Compensation related to issuance of
     common stock warrants...........          --         --        150,000             --        150,000
  Net loss...........................          --         --             --     (7,535,524)    (7,535,524)
                                       ----------   --------    -----------   ------------    -----------
Balance, December 31, 1998...........  18,626,602    186,266     45,364,731    (41,151,016)     4,399,981
  Sale of common stock, net of
     commissions and issuance costs
     of $120,578.....................   4,896,305     48,963      7,407,338             --      7,456,301
  Exercise of common stock options...      27,427        274         48,508             --         48,782
  Issuance of common stock under
     employee stock purchase plan....       2,650         27          3,949             --          3,976
  Compensation related to issuance of
     common stock warrants...........          --         --        158,636             --        158,636
  Net loss...........................          --         --             --     (6,124,216)    (6,124,216)
                                       ----------   --------    -----------   ------------    -----------
Balance, December 31, 1999...........  23,552,984   $235,530    $52,983,162   $(47,275,232)   $ 5,943,460
                                       ==========   ========    ===========   ============    ===========

   The accompanying notes are an integral part of these financial statements.

                                MATRITECH, INC.

                            STATEMENTS OF CASH FLOWS

                                                              YEARS ENDED DECEMBER 31,
                                                      -----------------------------------------
                                                         1997           1998           1999
                                                      -----------    -----------    -----------
Cash Flows from Operating Activities:
  Net loss..........................................  $(7,475,087)   $(7,535,524)   $(6,124,216)
  Adjustments to reconcile net loss to net cash used
     in operating activities:
     Depreciation and amortization..................      226,924        210,648        121,441
     Expense related to issuance of common stock
       warrant......................................      350,000        150,000        158,636
     Changes in assets and liabilities:
       Accounts receivable..........................      712,603        (60,320)       (48,755)
       Inventories..................................     (144,302)       150,962         35,501
       Interest receivable and prepaid expenses.....       (3,755)        13,574            926
       Accounts payable.............................      (43,859)       (49,040)       (55,472)
       Accrued expenses.............................     (108,414)       218,518        (36,677)
       Deferred revenue.............................           --             --          7,750
                                                      -----------    -----------    -----------
          Net cash used in operating activities.....   (6,485,890)    (6,901,182)    (5,940,866)
                                                      -----------    -----------    -----------
Cash Flows from Investing Activities:
  Purchases of property and equipment...............     (456,484)       (56,597)       (36,781)
  (Increase) decrease in other assets...............      (59,820)         1,089          2,291
                                                      -----------    -----------    -----------
          Net cash used in investing activities.....     (516,304)       (55,508)       (34,490)
                                                      -----------    -----------    -----------
Cash Flows from Financing Activities:
  Proceeds from note payable........................      288,376             --             --
  Payments on note payable..........................      (18,881)       (60,734)       (68,330)
  Proceeds from sale of common stock and warrants...   10,904,068             --      7,456,301
  Proceeds from the exercise of common stock
     warrants.......................................       71,382         18,000             --
  Proceeds from exercise of common stock options....       27,653         51,835         48,782
  Proceeds from issuance of common stock under
     employee stock purchase plan...................       26,674         26,996          3,976
                                                      -----------    -----------    -----------
          Net cash provided by financing
            activities..............................   11,299,272         36,097      7,440,729
                                                      -----------    -----------    -----------
Increase (Decrease) in Cash and Cash Equivalents....    4,297,078     (6,920,593)     1,465,373
Cash and Cash Equivalents, beginning of year........    6,770,336     11,067,414      4,146,821
                                                      -----------    -----------    -----------
Cash and Cash Equivalents, end of year..............  $11,067,414    $ 4,146,821    $ 5,612,194
                                                      ===========    ===========    ===========
Supplemental Disclosure of Cash Flow Information:
  Cash paid during the year for interest............  $     5,420    $    28,479    $    21,625
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

     The Company is devoting substantially all of its efforts toward product research and development, raising capital and marketing products. The Company is subject to risks common to companies in similar stages of development, including history of operating losses and anticipated future losses, fluctuation in operating results, uncertainties associated with future performance, near-term dependence on NMP22, reliance on sole suppliers, dependence on key individuals, competition from substitute products and larger companies, the development of commercially usable products and the need to obtain adequate additional financing necessary to fund the development of its future products.

     In 1995, the Company began to sell its NMP22(R) Test Kits for bladder cancer in certain countries in Europe through distributors. In 1996, the Company received FDA approval to begin selling the NMP22 Test Kit as a prognostic indicator for use in the management of bladder cancer patients in the United States and in May 1998 the Koseisho approved the NMP22 Test Kit for sale in Japan for screening of bladder cancer patients. In March 1998 the Company and Curtin Matheson Scientific, now Fisher Diagnostics, a division of Fisher Healthcare LLC ("Fisher") entered into a co-exclusive distribution agreement for the NMP22 Test Kit for bladder cancer in the United States. In August 1999 the People's Republic of China's State Drug Administration approved the NMP22 Test Kit for the detection and management of bladder cancer. In September 1999 the Company entered into a distribution agreement with General Biologicals Corporation for the distribution of the NMP22 Test Kit in connection with an annual screening program in Taiwan.

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

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition on Financial Statements. SAB 101 will require companies to recognize certain upfront non-refundable fees and milestone payments over the life of the related alliance when such fees are received in conjunction with alliances which have multiple elements. The Company is required to adopt this new accounting principle through a cumulative charge to the statement of operations, in accordance with APB No. 20, Accounting Changes, no later than the second quarter of fiscal 2000. The Company believes that the adoption of SAB 101 will not have an impact on its future operating results.

  (b) Cash and Cash Equivalents

     The Company considers all highly liquid investments with original maturities of 90 days or less to be cash equivalents. The Company applies Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities. Under SFAS No. 115, securities that the Company has the positive intent and ability to hold to maturity are reported at amortized cost, which approximates fair market value, and are classified as held-to-maturity. These securities include cash and cash equivalents, which consist of auction market preferred stocks, money market accounts and repurchase agreements at December 31, 1998 and 1999.

                                MATRITECH, INC.

  (c) Inventories

     Inventories are stated at the lower of cost or market and consist of the following:

                                                             DECEMBER 31,
                                                         --------------------
                                                           1998        1999
                                                         --------    --------
Raw materials..........................................  $225,159    $179,316
Work-in-process........................................     3,195       1,464
Finished goods.........................................   108,044     120,117
                                                         --------    --------
                                                         $336,398    $300,897
                                                         ========    ========

  (d) Depreciation and Amortization

     The Company provides for depreciation and amortization using accelerated and straight-line methods by charges to operations in amounts that allocate the cost of property and equipment over their estimated useful lives as follows:

ASSET CLASSIFICATION                                      USEFUL LIFE
--------------------                                     -------------
Laboratory equipment...................................       10 years
Office equipment.......................................        5 years
Laboratory furniture...................................        5 years
Leasehold improvements.................................  Life of lease

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

     The Company received revenue of greater than 10% of total collaborative research and development, license fees and product sales from the following number of customers during the following periods:

                                                                       PERCENTAGE OF
                                                                  PRODUCT REVENUE CUSTOMER
                                                                  ------------------------
                                                                   A      B      C      D
                                                                  ---    ---    ---    ---
Year ended December 31, 1997.............................    2     --     --     19%    18%
Year ended December 31, 1998.............................    2     --     31%    --     29%
Year ended December 31, 1999.............................    2     30%    49%    --     --

                                MATRITECH, INC.

     The Company had accounts receivable balances greater than 10% of total accounts receivable from the following customers as of December 31, 1998 and 1999:

                                                             PERCENTAGE OF TOTAL
                                                         ACCOUNTS RECEIVABLE CUSTOMER
                                                    --------------------------------------
                                                     A      B      C      D      E      F
                                                    ---    ---    ---    ---    ---    ---
As of December 31,
  1998............................................   --     --     --     60%    11%    12%
  1999............................................   12%    47%    11%    19%    --     --

  (g) Disclosure of Fair Value of Financial Instruments

     The Company's financial instruments consist mainly of cash and cash equivalents, accounts receivable, accounts payable and note payable. The carrying amounts of the Company's financial instruments approximate the estimated fair value at December 31, 1998 and 1999. The estimated fair values have been determined through information obtained from market sources and management estimates.

  (h) Research and Development

     Research and development expenses in the accompanying statements of operations are expensed as incurred and include both funded and unfunded research and development expenses.

  (i) Net Loss per Common Share

     The Company applies SFAS No. 128, Earnings per Share, for calculating and presenting earnings per share. Basic net loss per common share was computed by dividing net loss by the weighted average number of common shares outstanding during the year. Diluted loss per share is the same as basic loss per share as the effects of the potential common stock are antidilutive. The number of common stock potentially dilutive shares excluded from the diluted net loss per share were 1,497,176, 1,649,391 and 2,694,156 for the years ended December 31, 1997,
1998 and 1999, respectively.

  (j) Postretirement Benefits

     The Company has no obligations for postretirement benefits as defined by SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, as it does not currently offer such benefits.

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

                                MATRITECH, INC.

(2) INCOME TAXES

     The Company follows the provisions of SFAS No. 109, Accounting for Income Taxes. Under the provisions of SFAS No. 109, the Company recognizes a current tax liability or asset for current taxes payable or refundable and a deferred tax liability or asset for the estimated future tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting and their tax basis and carryforwards to the extent they are realizable. The net operating loss carryforwards and tax credits expire as follows:

                                              FEDERAL NET        STATE NET
                                             OPERATING LOSS    OPERATING LOSS     TAX CREDIT
EXPIRATION DATE                              CARRYFORWARDS     CARRYFORWARDS     CARRYFORWARDS
---------------                              --------------    --------------    -------------
  2000.....................................            --       $ 3,715,000               --
  2001.....................................            --         3,986,000               --
  2002.....................................            --         2,048,000               --
  2003.....................................            --         3,925,000               --
  2004-2019................................   $37,497,000        10,248,000       $1,952,000
                                              -----------       -----------       ----------
                                              $37,497,000       $23,922,000       $1,952,000
                                              ===========       ===========       ==========

     The Company's net deferred tax asset consists of the following:

                                                          DECEMBER 31,
                                                  ----------------------------
                                                      1998            1999
                                                  ------------    ------------
Net operating loss carryforwards................  $ 14,008,000    $ 15,428,000
Capitalized research and development expenses...     3,530,000       4,006,000
Tax credits.....................................     1,719,000       1,952,000
Temporary differences...........................       (21,000)        (51,000)
                                                  ------------    ------------
  Net deferred tax asset........................    19,236,000      21,335,000
Valuation allowance.............................   (19,236,000)    (21,335,000)
                                                  ------------    ------------
                                                  $         --    $         --
                                                  ============    ============

     A full valuation allowance has been provided due to the uncertainty surrounding the realization of the deferred tax asset.

(3) LEASE COMMITMENTS

     The Company leases office and laboratory facilities and certain equipment under operating leases that expire through 2002. Total commitments due in 2000, 2001 and 2002 are approximately $244,000, $3,000 and $3,000, respectively. Rent expense for the years ended December 31, 1997, 1998 and 1999 was approximately $275,000, $275,000, and $283,000, respectively.

(4) NOTE PAYABLE

     In August 1997, the Company entered into an equipment line of credit under which it could borrow up to $1,200,000 for equipment purchases. This line of credit expired and in October 1997, the outstanding balance was converted into a 48 month term note. The term note has an outstanding balance of $140,432 at December 31, 1999 which is due in 2000 and 2001 and bears interest at 11.75% and is secured by the underlying equipment.

                                MATRITECH, INC.

(5) COMMON STOCK

  (a) Sale of Common Stock

     In May 1997, the Company completed a private placement of 2,200,000 shares of common stock at $5 per share resulting in proceeds of $10,904,000, net of commissions and issuance costs. In connection with the private placement, the Company issued to the placement agent 257,609 shares of common stock and a warrant to purchase 245,761 shares of common stock at $5 per share. During 1997, 5,530 of these warrants were exercised for 1,395 shares of common stock. In 1999, these warrants were repriced to $2.50 per share to more accurately reflect the level of the stock price at the repricing date. The Company recorded approximately $87,000 as a component of selling, general and administrative expenses in 1999 for the repricing.

     In April 1999, the Company completed a private placement of 3,094,965 shares of its common stock at resulting in net proceeds of $3,910,000 after deducting the transaction expenses. In November 1999, the Company completed another private placement of 1,801,340 shares of common stock at $2 per share resulting in proceeds of $3,546,000 after deducting the transaction expenses. In connection with the second private placement, the Company issued to the investors warrants to purchase 900,670 shares of common stock at $2.20 per share. These warrants are exercisable over a period of two years and are callable by the Company if certain common stock price levels are reached during this two year period.

  (b)  Warrants

     In connection with a private placement in September 1994, the Company issued a warrant to purchase 234,637 units at an exercise price equal to $2.25 per unit to the placement agent ("Placement Agent Warrants"). Each Placement Agent Warrant converts into one share of common stock and one Class B nonredeemable common stock purchase warrant. During 1996, 214,637 of the Placement Agent Warrants and 204,637 of the underlying Class B non redeemable common stock purchase warrants were exercised for net proceeds of $757,000, pursuant to which the Company issued 400,693 shares of common stock. At December 31, 1999, all outstanding warrants had expired.

     In April 1997, the Company issued a warrant to a public relations consultant for the purchase of up to 150,000 shares of the Company's common stock for a price of $6.50 per share expiring in April 2002. These warrants were valued at $500,000 in accordance with SFAS No. 123 and were expensed ratably over the one-year term of the agreement. The Company expensed $150,000 and $350,000 as a component of selling, general and administrative expense on the accompanying statement of operations for the years ended December 31, 1998 and 1997, respectively. In 1999, these warrants were repriced to $2.50 per share to more accurately reflect the level of the stock price at the repricing date. An additional $72,000 was expensed as a component of selling, general and administrative expense on the accompanying statement of operations for the year ended December 31, 1999 to record compensation expense associated with the repricing.

  (c)  Stock Option and Purchase Plans

     The Company has granted incentive and nonqualified options under its 1988 and 1992 option plans and the 1992 Directors' Plan. All option grants, prices and vesting periods are determined by the Board of Directors. Incentive stock options must be granted at a price not less than the fair market value on the date of grant.

                                MATRITECH, INC.

     There are 123,939 common shares available for future grants under existing option plans at December 31, 1999. The following table summarizes stock option activity:

                                                                                WEIGHTED
                                               NUMBER       OPTION PRICE         AVERAGE
                                             OF OPTIONS      PER SHARE       PRICE PER SHARE
                                             ----------    --------------    ---------------
Options outstanding, December 31, 1996.....    919,778     $ .82 - $13.13         $6.20
  Granted..................................    195,671      4.00 -   8.06          6.04
  Exercised................................    (12,878)     1.37 -   4.00          2.15
  Terminated...............................    (55,626)     1.81 -  12.00          8.62
                                             ---------     --------------         -----
Options outstanding, December 31, 1997.....  1,046,945       .82 -  13.13          6.09
  Granted..................................    320,725      1.44 -   4.38          2.31
  Exercised................................    (43,513)      .82 -   4.00          1.19
  Terminated...............................   (114,997)      .82 -  13.13          6.14
                                             ---------     --------------         -----
Options outstanding, December 31, 1998.....  1,209,160      1.37 -  13.13          5.31
  Granted..................................    472,670       .84 -   3.69          1.82
  Exercised................................    (27,427)     1.37 -   2.44          1.78
  Terminated...............................   (221,148)     1.34 -  10.63          3.30
                                             ---------     --------------         -----
Options outstanding, December 31, 1999.....  1,433,255     $ .84 - $13.13         $4.47
                                             =========     ==============         =====
Options exercisable, December 31, 1999.....    760,701     $1.44 - $13.13         $5.92
                                             =========     ==============         =====
Options exercisable, December 31, 1998.....    606,221     $1.37 - $13.13         $5.92
                                             =========     ==============         =====
Options exercisable, December 31, 1997.....    483,438     $ .82 - $13.13         $5.04
                                             =========     ==============         =====

                                       OPTIONS OUTSTANDING                OPTIONS EXERCISABLE
                              --------------------------------------    -----------------------
                                              WEIGHTED
                                               AVERAGE
                                              REMAINING     WEIGHTED                   WEIGHTED
                                             CONTRACTUAL    AVERAGE                    AVERAGE
RANGE OF                        NUMBER          LIFE        EXERCISE      NUMBER       EXERCISE
EXERCISE PRICE                OUTSTANDING    (IN YEARS)      PRICE      EXERCISABLE     PRICE
--------------                -----------    -----------    --------    -----------    --------
$ .84 - $ 1.26..............     150,000        9.56         $  .95            --       $   --
 1.27 -   1.91..............     323,411        7.54           1.53       115,155         1.61
 1.92 -   2.88..............     268,172        7.62           2.33       140,460         2.34
 2.89 -   4.34..............     136,138        7.35           3.73        67,411         3.68
 4.35 -   6.53..............      18,400        6.62           5.22         9,450         5.26
 6.54 -   9.81..............     476,034        6.99           7.87       367,400         7.89
 9.82 - 13.13...............      61,100        6.39          13.08        60,825        13.09
                               ---------        ----         ------       -------       ------
          Total.............   1,433,255        7.50         $ 4.47       760,701       $ 5.92
                               =========        ====         ======       =======       ======

     The Company has reserved and may issue up to an aggregate of 225,000 shares of common stock under the Employee Stock Purchase Plan pursuant to which stock is sold at 85% of fair market value, as defined. At December 31, 1998 and 1999, the Company has accumulated payroll deductions of $3,976 and $4,500, respectively, for the issuance of 2,650 shares and 3,000 shares of common stock, respectively, which are issued in the following year to employees pursuant to the plan. At December 31, 1999, 187,275 shares are available for issuance under the plan.

     In October 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 requires the measurement of the fair value of

                                MATRITECH, INC.

stock options, including stock purchase plans, or warrants granted to employees to be included in the statement of operations or disclosed in the notes to financial statements. The Company has determined that it will continue to account for stock-based compensation for employees under Accounting Principles Board Opinion No. 25 and elect the disclosure-only alternative under SFAS No.
123. The Company has computed the pro forma disclosures required under SFAS No. 123 for options granted in 1997, 1998 and 1999 and stock issued pursuant to the stock purchase plan using the Black-Scholes option pricing model prescribed by SFAS No. 123. The weighted average assumptions used for 1997, 1998 and 1999 are as follows:

                                            1997             1998             1999
                                        -------------    -------------    -------------
Risk-free interest rate...............  5.83% - 6.86%    4.65% - 5.56%    4.65% - 6.38%
Expected dividend yield...............       --               --               --
Expected life.........................     7 years          7 years          7 years
Expected volatility...................       65%              65%              65%

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

     The total fair value of the options granted during 1997, 1998 and 1999 was computed as approximately $819,000, $504,000 and $530,000, respectively. Of these amounts, approximately $1,130,000, $1,143,000 and $1,140,000 would be charged to operations for the years ended December 31, 1997, 1998 and 1999, respectively. The remaining amount, approximately $1,438,000, would be amortized over the remaining vesting period of the underlying options. The resulting pro forma compensation expense may not be representative of the amount to be expected in future years as pro forma compensation expense may vary based upon the number of options granted.

     The pro forma net loss and pro forma net loss per common share presented below have been computed assuming no tax benefit. The effect of a tax benefit has not been considered since a substantial portion of the stock options granted are incentive stock options and the Company does not anticipate a future deduction associated with the exercise of these stock options.

     The pro forma effect of SFAS No. 123 for the years ended December 31, 1997, 1998 and 1999 is as follows:

                                                               1997
                                                    --------------------------
                                                    AS REPORTED     PRO FORMA
                                                    -----------    -----------
Net loss..........................................  $(7,475,087)   $(8,605,405)
                                                    ===========    ===========
Basic and diluted net loss per share..............  $      (.43)   $      (.49)
                                                    ===========    ===========

                                                               1998
                                                    --------------------------
                                                    AS REPORTED     PRO FORMA
                                                    -----------    -----------
Net loss..........................................  $(7,535,524)   $(8,678,197)
                                                    ===========    ===========
Basic and diluted net loss per share..............  $      (.40)   $      (.47)
                                                    ===========    ===========

                                MATRITECH, INC.

                                                               1999
                                                    --------------------------
                                                    AS REPORTED     PRO FORMA
                                                    -----------    -----------
Net loss..........................................  $(6,124,216)   $(7,264,040)
                                                    ===========    ===========
Basic and diluted net loss per share..............  $      (.29)   $      (.34)
                                                    ===========    ===========

  (d) Reserved Shares

     As of December 31, 1999, the following shares of common stock were reserved and available for future issuance:

Stock Option Plans........................................  1,557,194
1992 Employee Stock Purchase Plan.........................    187,275
Exercise of warrants outstanding..........................  1,290,901
                                                            ---------
                                                            3,035,370
                                                            =========

(6) LICENSE AGREEMENT

  (a) MIT License Agreement

     MIT has granted the Company a worldwide exclusive license to certain technology, which was extended when the Company obtained FDA approval of its first cancer diagnostic product in 1996, until the expiration of all patent rights in 2006. Pursuant to the license agreement, the Company pays royalties on the sales of products incorporating the licensed technology. The Company paid $19,096, $17,776 and $6,944 in royalties in the years ended December 31, 1997, 1998, and 1999, respectively.

  (b) Hybritech License Agreement

     In August 1994, the Company entered into a non-exclusive license agreement with Hybritech, Inc. for the manufacture and sale of certain patented technology for immunometric assays using monoclonal antibodies. The Company is required to pay a royalty equal to the greater of 8% of net sales of licensed products or $25,000 per year until the expiration of patent rights on a country-by-country basis beginning in 2000 through 2008. The Company paid $53,863, $25,000 and $42,540 in royalties during the years ending December 31, 1997, 1998 and 1999, respectively.

(7) COLLABORATION AGREEMENTS

  (a) Joint Development and Distribution with Bayer

     In 1995, Matritech signed a joint development and distribution agreement with Bayer for the identification of cervical cancer-specific NMPs and the development of monoclonal antibodies which recognize malignant and pre-malignant or dysplastic cervical cancer cells. In the year ended December 31, 1997, the Company recorded revenue of $140,000. No revenue was recorded in the years ended December 31, 1998 and 1999.

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

                                MATRITECH, INC.

  (b) Yamanouchi Pharmaceutical Co., Ltd.

     On November 10, 1998 the Company amended its development and supply agreement with Yamanouchi Pharmaceutical, Co., Ltd. resulting in the termination of development, supply and marketing rights. In addition, Matritech reacquired all rights under the agreement in exchange for a two-percent royalty on future product sales covered by this agreement, sold in Japan, not to exceed $2,000,000.

(8) ACCRUED EXPENSES

     Accrued expenses consist of the following:

                                                             DECEMBER 31,
                                                         --------------------
                                                           1998        1999
                                                         --------    --------
Payroll and related costs..............................  $245,777    $165,389
Professional fees......................................   222,107     164,377
Royalties..............................................    55,598      12,882
Clinical trials costs..................................    37,484      78,119
Marketing expenses.....................................    12,456      28,035
Other..................................................        --      87,943
                                                         --------    --------
                                                         $573,422    $536,745
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

     Geographic information product sales by destination as a percentage of total product sales are as follows:

                                                              YEARS ENDED DECEMBER 31,
                                                              -------------------------
                                                              1997      1998      1999
                                                              -----     -----     -----
United States...............................................    42%       52%       53%
Europe......................................................    37        36         4
Japan.......................................................     1         6        30
All other...................................................    20         6        13
                                                               ---       ---       ---
                                                               100%      100%      100%

     Product sales were $602,000, $895,000 and $623,000 in the years ended December 31, 1997, 1998, and 1999, respectively. All of the Company's products were shipped from its facilities located in the United States.