Form 10-Q
period 2000-03-31
MATRITECH INC/DE/
filed 2000-05-15
CIK 884847

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934: For the quarterly period ended March 31, 2000

                                      OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934: For the transition period from _______to_______

         Commission file number: 0-12128


                                 MATRITECH, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


               DELAWARE                           04-2985132
          ----------------                   -------------------
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

         As of April 30, 2000, there were 24,971,135 shares of Common Stock outstanding.

                    The Exhibit Index is located on Page 15.

                                 MATRITECH, INC.

                                      INDEX


PART I         FINANCIAL INFORMATION

                                                                           Page

      ITEM 1.  FINANCIAL STATEMENTS


               Balance Sheets at December 31, 1999
               and March 31, 2000                                           3


               Statements of Operations for the three months ended
               March 31, 1999 and 2000                                      5


               Statements of Cash Flows for the three months ended
               March 31, 1999 and 2000                                      6


               Notes to Financial Statements                                8



      ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS                9



      ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
               MARKET RISK                                                 12



PART II        OTHER INFORMATION


      ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                   13


      ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                            13


      SIGNATURES                                                           14

                                 MATRITECH, INC.
                                 BALANCE SHEETS
                                     ASSETS


PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


                                            DECEMBER 31,       MARCH 31,
                                               1999              2000
                                            -----------       -----------
                                                              (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents                 $5,612,194        $7,183,646
  Accounts receivable, net                     211,016           162,317
  Inventories                                  300,897           287,718
  Prepaid expenses                             112,656           103,558
                                            ----------        ----------
        Total current assets                 6,236,763         7,737,239
                                            ----------        ----------

PROPERTY AND EQUIPMENT, at cost:
  Laboratory equipment                       1,454,823         1,523,879
  Office equipment                             212,698           212,698
  Laboratory furniture                          62,739            62,739
  Leasehold improvements                        56,981            56,981
                                            ----------        ----------
                                             1,787,241         1,856,297

       Less-Accumulated depreciation
              and amortization               1,186,501         1,213,013
                                            ----------        ----------
                                               600,740           643,284
                                            ----------        ----------

OTHER ASSETS, net                               65,072            64,447
                                            ----------        ----------
                                            $6,902,575        $8,444,970
                                            ==========        ==========



                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                                 MATRITECH, INC.
                                 BALANCE SHEETS
                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                  DECEMBER 31,           MARCH 31,
                                                     1999                  2000
                                                  ------------         ------------
                                                                        (UNAUDITED)
CURRENT LIABILITIES:
    Current maturities of note payable            $     76,744         $     76,744
    Accounts payable                                   274,188              163,071
    Accrued expenses                                   536,745              377,344
    Deferred revenue                                     7,750                7,750
                                                  ------------         ------------
         Total current liabilities                     895,427              624,909
                                                  ------------         ------------

NOTE PAYABLE, LESS CURRENT
MATURITIES                                              63,688               45,336
                                                  ------------         ------------

STOCKHOLDERS' EQUITY:
   Preferred stock, $1.00 par value -
      Authorized - 4,000,000 shares
      Issued and outstanding - none                         --                   --
   Common stock, $.01 par value -
      Authorized - 40,000,000 shares
      Issued and outstanding - 23,552,984
      shares at December 31, 1999 and
      24,908,635 shares at March 31, 2000              235,530              249,086
   Additional paid-in capital                       52,983,162           56,105,538
   Accumulated deficit                             (47,275,232)         (48,579,899)
                                                  ------------         ------------
            Total stockholders' equity               5,943,460            7,774,725
                                                  ------------         ------------
                                                  $  6,902,575         $  8,444,970
                                                  ============         ============




                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                                 MATRITECH, INC.
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                          THREE MONTHS ENDED
                                                MARCH 31,
                                        1999               2000
                                   ------------         ------------
REVENUE:
  Product sales                    $    169,882         $    140,030
  Interest and other income              40,389               79,246
                                   ------------         ------------
                                        210,271              219,276
                                   ------------         ------------

EXPENSES:
  Research and
     development                        976,648              686,862
  Selling, general and
     administrative                     901,701              837,081
                                   ------------         ------------
                                      1,878,349            1,523,943
                                   ------------         ------------

NET LOSS                           $ (1,668,078)        $ (1,304,667)
                                   ============         ============

BASIC/DILUTED
NET LOSS PER SHARE                 $       (.09)        $       (.05)
                                   ============         ============

BASIC/DILUTED
WEIGHTED AVERAGE
NUMBER OF COMMON
SHARES OUTSTANDING                   18,629,252           23,977,169
                                   ============         ============




                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                                 MATRITECH, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                                1999               2000
                                                            -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net loss                                               $(1,668,078)        $(1,304,667)
     Adjustments to reconcile net loss to net cash
     used in operating activities -
        Depreciation and amortization                            46,265              27,137
        Changes in assets and liabilities -
           Accounts receivable, net                             (14,785)             48,699
           Inventories                                           (2,566)             13,179
           Prepaid expenses                                      13,070               9,098
           Accounts payable                                    (100,450)           (111,117)
           Accrued expenses                                       9,896            (159,401)
                                                            -----------         -----------

               Net cash used in operating activities         (1,716,648)         (1,477,072)
                                                            -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

          Purchases of property and equipment                    (5,082)            (69,056)
                                                            -----------         -----------

               Net cash used in investing activities             (5,082)            (69,056)
                                                            -----------         -----------



                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                                 MATRITECH, INC.
                      STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)



                                                                      THREE MONTHS ENDED
                                                                           MARCH 31,
                                                                   1999                2000
                                                                -----------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from exercise of common stock options                $        --         $   381,189
  Proceeds from exercise of common stock purchase
     Warrants                                                            --           2,750,243
  Proceeds from issuance of common stock under
     Employee stock purchase plan                                     3,976               4,500
  Payments on note payable                                          (16,326)            (18,352)
                                                                -----------         -----------

     Net cash (used in) provided by financing activities            (12,350)          3,117,580
                                                                -----------         -----------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                               (1,734,080)          1,571,452

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                             4,146,821           5,612,194
                                                                -----------         -----------

CASH AND CASH EQUIVALENTS,
  END OF PERIOD                                                 $ 2,412,741         $ 7,183,646
                                                                ===========         ===========

SUPPLEMENTAL DISCLOSURE
OF CASH FLOW INFORMATION:
  Cash paid during the period for interest                      $     5,977         $     4,694
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

         The Company is devoting substantially all of its efforts toward product research and development, raising capital, securing partners and marketing products. The Company is subject to risks common to companies in similar stages of development, including history of operating losses and anticipated future losses, fluctuation in operating results, uncertainties associated with future performance, near-term dependence on its NMP22(R) Test Kit for bladder cancer, reliance on sole suppliers, dependence on key individuals, competition from substitute products and larger companies, the development of commercially usable products and the need to obtain adequate additional financing necessary to fund its operations and to develop its future products.

         The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and include, in the opinion of management, all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation of interim period results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The results for the interim periods presented are not necessarily indicative of results to be expected for any future period. It is suggested that these condensed financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 filed with the SEC (File No. 0-12128).


2. CASH EQUIVALENTS

         Cash equivalents are short-term, highly liquid investments with original maturities of 90 days or less. The Company's cash equivalents primarily consist of auction market preferred stocks and money market accounts at December 31, 1999 and March 31, 2000. The Company classifies its investments in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities".


3.  INVENTORIES

         Inventories are stated at the lower of cost or market and consist of the following:



                               December 31,     March 31,
                                  1999            2000
                               ------------     ---------
         Raw materials          $179,316        $168,559
         Work-in-process           1,464           3,344
         Finished goods          120,117         115,815
                                --------        --------
                                $300,897        $287,718
                                ========        ========


4. NET LOSS PER COMMON SHARE

         The Company applies SFAS No. 128, "Earnings Per Share", for calculating and presenting earnings per share. Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the year. Diluted loss per share is the same as basic loss per share as the effects of common stock equivalents are antidilutive. The calculation of net loss per share did not include options and warrants for the quarters ended March 31, 1999 and 2000.


5. SEGMENT AND GEOGRAPHIC INFORMATION

         The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" in the fiscal year ended December 31, 1998. SFAS 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker or decision making group, in making decisions how to allocate resources and assess performance. The Company's chief decision maker, as defined under SFAS 131, is a combination of the Chief Executive Officer, President and the Chief Financial Officer. To date, the Company has viewed its operations and manages its business as principally one segment, the sale of cancer diagnostic products. Associated services are not significant. As a result, the financial information disclosed herein represents all of the material financial information related to the principal operating segment. Product sales of $78,000 and $82,000 for the quarter ended March 31, 1999 were primarily to the United States and Japan, respectively. Product sales of $49,000 and $50,000 for the quarter ended March 31, 2000 were primarily to the United States and Japan, respectively. All of the Company's products were shipped from its facilities located in the United States.


6. RECLASSIFICATIONS

         Certain reclassifications have been made to the prior years financial statements to conform to current presentation. These classifications have no effect on the Company's results of operations or financial position.

7. NEW ACCOUNTING STANDARDS

         The SEC issued SAB No. 101, Revenue Recognition, in December 1999. The Company is required to adopt this new accounting guidance through a cumulative charge to operations, in accordance with Accounting Principles Board ("APB") Opinion No. 20, Accounting Changes, no later than the second quarter of fiscal 2000. The Company believes that the adoption of the guidance provided in SAB No. 101 will not have a material impact on future operating results.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This Quarterly Report on Form 10-Q, other reports and communications to securityholders, as well as oral statements made by the Company's officers or agents may contain forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements may relate to, among other things, the Company's future revenues, operating income, and the plans and objectives of management. In particular, certain statements contained in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in "Factors That May Affect Future Results" constitute forward-looking statements. Actual events or results may differ materially from those stated in any forward-looking statement. Factors that may cause such differences are discussed below and in the Company's other reports filed with the Securities and Exchange Commission.

         The Company was incorporated in 1987 to develop, manufacture and market innovative cancer diagnostic products based on its proprietary NMP technology. Matritech has been unprofitable since inception and expects to incur significant operating losses for at least the next several years. For the period from inception to March 31, 2000, the Company incurred a cumulative net loss of approximately $49 million.

         In the United States, the Company sells its NMP22 Test Kit through its own direct sales force, and in March 1998 entered into a distribution agreement with Curtin Matheson Scientific, now Fisher Healthcare ("Fisher") granting Fisher the right, co-exclusive with Matritech, to distribute the microtiter plate based NMP22 Test Kit to hospitals and commercial laboratories within the United States. Outside the United States, the Company sells the NMP22 Test Kit through distributors.


RESULTS OF OPERATIONS


THREE MONTHS ENDED MARCH 31, 2000 COMPARED WITH THREE MONTHS ENDED MARCH 31,
1999

         Product sales revenue decreased to $140,000 from $170,000 for the quarters ended March 31, 2000 and 1999, respectively. This decrease was primarily due to the timing of Japanese distributor inventory purchases.

         Interest and other income increased to $79,000 from $40,000 for the quarters ended March 31, 2000 and 1999, respectively. The increase was due to higher average cash balances available for investment resulting from funds raised in private placements in April and November 1999, along with proceeds from option and warrant exercises throughout the first quarter of 2000.

         Research and development expenses decreased to $687,000 from $976,000 for the quarters ended March 31, 2000 and 1999, respectively. This decrease is primarily due to a $146,000 reduction in bladder clinical trial expenses incurred in the first quarter of 1999 in connection with the FDA submission; and a $90,000 reduction derived through decreased headcount under cost-reduction programs.

         Selling, general and administrative expenses decreased to $837,000 from $902,000 for the quarters ended March 31, 2000 and 1999, respectively. This decrease is primarily due to a $54,000 reduction in outside marketing consultants expense and a $45,000 reduction derived through decreased sales and marketing headcount. Various increases totaling $34,000 in general and administrative expenditures offset these decreases.

         The Company incurred a net loss of $1,305,000 for the quarter ended March 31, 2000, compared to a net loss of $1,668,000 for the quarter ended March 31, 1999. The decrease of $363,000, or 22%, in net loss was primarily the result of savings in research and development.


LIQUIDITY AND CAPITAL RESOURCES

         Since its inception, the Company has financed its operations primarily through private and public offerings of its securities and through funded development and marketing agreements. At March 31, 2000 and December 31, 1999, the Company had cash and cash equivalents of $7,184,000 and $5,612,000, respectively, and working capital of $7,112,000 and $5,341,000, respectively.

         The Company's operating activities used cash of $1,477,000 and $1,717,000 for the quarters ended March 31, 2000 and 1999, respectively, primarily to fund the Company's operating loss.

         The Company's investing activities used cash of $69,000 and $5,000 in the quarters ended March 31, 2000 and 1999, respectively, primarily for the purchase of laboratory equipment. The Company currently estimates that it will acquire approximately $185,000 of capital equipment during the remainder of 2000, consisting primarily of additional laboratory equipment.

         The Company's financing activities provided cash of $3,118,000 and used cash of $12,000 for the quarters ended March 31, 2000 and 1999, respectively. The activity in the 2000 period resulted primarily from proceeds from the exercise of common stock options and common stock purchase warrant offset by equipment loan payments, and the use of cash in 1999 was primarily due to equipment loan payments.

         The Company has a term note with Phoenix Leasing Incorporated for equipment purchases. The term note is payable over 48 months, bears interest at 11.75% and is secured by the underlying equipment. The outstanding balance of this note at March 31, 2000 and December 31, 1999 is $122,000 and $140,000, respectively.

         The Company expects to incur continued research and development expenses and other costs, including costs related to clinical studies to commercialize additional products based upon its NMP technology. The Company will require substantial additional funds to fund operations, complete new product development, conduct clinical trials and manufacture and market its products.

         The Company's future capital requirements will depend on many factors, including, but not limited to: continued scientific progress in its research and development programs; the expense and size of its research and development programs; the progress with clinical trials for its diagnostic products; the magnitude of product sales; the time involved in obtaining regulatory approvals; the costs involved in filing, prosecuting and enforcing patent claims; the competing technological and market developments; and the ability of the Company to establish additional development and marketing arrangements to provide funding for research and development and to conduct clinical trials, obtain regulatory approvals, and manufacture and market certain of the Company's products.


         The Company is also actively seeking additional long-term funding for its operations from public and private sources including strategic collaborations and partnerships. There can be no assurance, however, that capital will be available on terms acceptable to the Company, if at all. If the Company uses equity to finance its capital needs, such a financing could result in significant dilution to existing stockholders. The survival of the Company in the long term is dependent on its ability to generate revenue from sales of its products. There can be no assurance that, in the long term, the Company will be able to generate sufficient revenue to achieve and maintain profitability.


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

         Near-Term Dependence Upon NMP22. The Company anticipates that in the near-term it will be substantially dependent on the success of the NMP22 Test Kit for bladder cancer, which was approved for sale in the United States by the FDA in 1996 and in Japan by the Koseisho in 1999. The Company expects to generate substantially all of its near-term product sales from the sale of NMP22 Test Kits, and would experience a material adverse effect on its business, financial condition and results of operations if the NMP22 Test Kit does not achieve wide market acceptance. The remainder of the Company's products have not been approved by the FDA or are in development, and there can be no assurance that it will be successful with such regulatory approvals and product development.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Investment Portfolio. The Company does not use derivative financial instruments that meet high credit quality standards, as specified in the Company's investment policy guidelines; the policy also limits the amount of credit exposure to any one issue, issuer, and type of instrument. It is suggested that this paragraph be read in conjunction with Note 1 of Notes to Financial Statements - "Operations and Significant Accounting Policies" of the Company's Annual Report on Form 10-K for the year ended December 31, 1999 filed with the SEC (File No. 0-12128).

PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

             Exercise of Warrants

             From January 1, 2000 through March 31, 2000, the Company issued 1,202,764 shares of Common Stock at exercise prices ranging from $2.20 to $2.50 for an aggregate purchase price of $2.8 million pursuant to the exercise of warrants.

             No underwriters were involved in the foregoing sales of securities. Such sales were made in reliance upon an exemption from the registration provisions of the Securities Act of 1933, as amended (the "Securities Act"), set forth in Section 4(2) thereof relative to sales by an issuer not involving any public offering or the rules and regulations thereunder. All of the foregoing securities are deemed restricted securities for purposes of the Securities Act.


ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

             (a)  Exhibits:

                  27         Financial Data Schedule

             (b)  Reports on Form 8-K:

             No Reports on Form 8-K were filed during the quarter ended March 31, 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                MATRITECH, INC.



Date:  May 12, 2000             By:  /s/ Stephen D. Chubb
                                     -----------------------------
                                     Stephen D. Chubb
                                     Director, Chairman and
                                     Chief Executive Officer
                                     (principal executive officer)


Date:  May 12, 2000             By:  /s/ John S. Doherty
                                     -----------------------------
                                     John S. Doherty
                                     Vice President,
                                     Chief Financial Officer and Treasurer
                                     (principal accounting and financial
                                     officer)

                                  EXHIBIT INDEX

Exhibit
Number              Description
-------             -----------

27                  Financial Data Schedule