Form 10-Q
period 2000-06-30
MATRITECH INC/DE/
filed 2000-08-11
CIK 884847

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934: For the quarterly period ended June 30, 2000
                                       OR
__ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934: For the transition period from _______to_______

         Commission file number: 0-12128


                                 MATRITECH, INC.
             (Exact Name of Registrant as Specified in Its Charter)


                    DELAWARE                         04-2985132
                    --------                         ----------
         (State or Other Jurisdiction of          (I.R.S. Employer
          Incorporation or Organization)         Identification No.)

                 330 NEVADA STREET, NEWTON, MASSACHUSETTS 02460
               (Address of Principal Executive Offices) (Zip Code)
               ---------------------------------------------------

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

         Yes X             No __

         As of August 7, 2000, there were 25,034,563 shares of Common Stock outstanding.

                    The Exhibit Index is located on Page 19.

                                 MATRITECH, INC.

                                      INDEX

PART I          FINANCIAL INFORMATION
                                                                                          Page
                                                                                          ----
        ITEM 1. FINANCIAL STATEMENTS


                Consolidated Balance Sheets at December 31, 1999
                and June 30, 2000                                                          3


                Consolidated Statements of Operations for the three and six months ended
                June 30, 1999 and 2000                                                     5


                Consolidated Statements of Cash Flows for the six months ended
                June 30, 1999 and 2000                                                     6


                Notes to Consolidated Financial Statements                                 8


        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS                             11


        ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                MARKET RISK                                                               15


PART II         OTHER INFORMATION

        ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS                                 16

        ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                       16

        ITEM 5. OTHER INFORMATION                                                         17

        ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                          17

        SIGNATURES                                                                        18

                          PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

                                 MATRITECH, INC.
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                      DECEMBER 31,     JUNE 30,
                                         1999            2000
                                      ----------      ----------
                                                      (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents           $5,612,194      $6,067,990
  Accounts receivable, net               211,016         259,736
  Inventories                            300,897         396,176
  Prepaid expenses                       112,656         171,126
                                      ----------      ----------
    Total current assets               6,236,763       6,895,028
                                      ----------      ----------

PROPERTY AND EQUIPMENT, at cost:
  Laboratory equipment                 1,454,823       1,767,209
  Office equipment                       212,698         254,172
  Laboratory furniture                    62,739          62,739
  Leasehold improvements                  56,981          56,981
  Automobiles                                 --          34,535
                                      ----------      ----------
                                       1,787,241       2,175,636

    Less-Accumulated depreciation
      and amortization                 1,186,501       1,355,228
                                      ----------      ----------
                                         600,740         820,408
                                      ----------      ----------

Goodwill                                      --         204,194
Other assets, net                         65,072         133,851
                                      ----------      ----------
                                      $6,902,575      $8,053,481
                                      ==========      ==========

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                 MATRITECH, INC.
                           CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                               DECEMBER 31,         JUNE 30,
                                                   1999               2000
                                               ------------       ------------
                                                                   (UNAUDITED)
CURRENT LIABILITIES:
  Current maturities of note payable           $     76,744       $    269,570
  Accounts payable                                  274,188            364,404
  Accrued expenses                                  536,745            498,420
  Deferred revenue                                    7,750              9,887
                                               ------------       ------------
    Total current liabilities                       895,427          1,142,281
                                               ------------       ------------

NOTE PAYABLE, LESS CURRENT
MATURITIES                                           63,688            211,135
                                               ------------       ------------

STOCKHOLDERS' EQUITY:
  Preferred stock, $1.00 par value -
    Authorized - 4,000,000 shares
    Issued and outstanding - none                        --                 --
  Common stock, $.01 par value
    Authorized - 40,000,000 shares
    Issued and outstanding - 23,552,984
      shares at December 31, 1999 and
      25,033,313 shares at June 30, 2000            235,530            250,333
  Additional paid-in capital                     52,983,162         56,959,282
  Other equity                                           --           (214,300)
  Translation gain/loss                                  --              1,813
  Accumulated deficit                           (47,275,232)       (50,297,063)
                                               ------------       ------------
    Total stockholders' equity                    5,943,460          6,700,065
                                               ------------       ------------
                                               $  6,902,575       $  8,053,481
                                               ============       ============

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                 MATRITECH, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                       THREE MONTHS ENDED                     SIX MONTHS ENDED
                                            JUNE 30,                               JUNE 30,
                                     1999               2000               1999               2000
                                 ------------       ------------       ------------       ------------
REVENUE:
  Product sales                  $    150,339       $    189,661       $    320,221       $    329,691
  Interest and other income            63,956            109,423             98,368            188,615
                                 ------------       ------------       ------------       ------------
                                      214,295            299,084            418,589            518,306
                                 ------------       ------------       ------------       ------------

EXPENSES:
  Research and
    Development                       805,656            707,811          1,776,644          1,394,583
  Selling, General and
    Administrative                    944,025            848,335          1,845,409          1,685,506
                                 ------------       ------------       ------------       ------------
                                    1,749,681          1,556,146          3,622,053          3,080,089
                                 ------------       ------------       ------------       ------------

NET LOSS                         $ (1,535,386)      $ (1,257,062)      $ (3,203,464)      $ (2,561,783)
                                 ============       ============       ============       ============

BASIC/DILUTED
NET LOSS PER SHARE               $       (.07)      $       (.05)      $       (.16)      $       (.10)
                                 ============       ============       ============       ============

BASIC/DILUTED
WEIGHTED AVERAGE
NUMBER OF COMMON
SHARES OUTSTANDING                 21,554,164         24,929,436         20,099,788         24,474,250
                                 ============       ============       ============       ============

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                 MATRITECH, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                           SIX MONTHS ENDED
                                                               JUNE 30,
                                                         1999              2000
                                                     -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                                           $(3,203,464)      $(2,561,783)
  Adjustments to reconcile net loss to net cash
  used in operating activities -
    Depreciation and amortization                         90,581            55,028
    Changes in assets and liabilities -
      Accounts receivable, net                           (70,897)           (4,671)
      Inventories                                          9,576            40,183
      Prepaid expenses                                    20,116           (62,748)
      Other assets                                         1,041             1,250
      Accounts payable                                   (91,769)         (131,080)
      Accrued expenses                                    75,707           (99,334)
                                                     -----------       -----------

        Net cash used in operating activities         (3,169,109)       (2,763,155)
                                                     -----------       -----------



CASH FLOWS FROM INVESTING ACTIVITIES:

 Purchases of property and equipment                     (22,878)          (73,465)
 Cash acquired in purchase of ADL                             --             6,946
                                                     -----------       -----------

        Net cash used in investing activities            (22,878)          (66,519)
                                                     -----------       -----------

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                 MATRITECH, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)

                                                             SIX MONTHS ENDED
                                                                 JUNE 30,

                                                          1999              2000
                                                       -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from sale of common stock                   $ 3,919,198       $        --
  Proceeds from exercise of common stock options                --           425,442
  Proceeds from exercise of common stock purchase
    Warrants                                                    --         2,892,959
  Proceeds from issuance of common stock under
    Employee stock purchase plan                             3,976             4,500
  Payments on notes payable                                (33,137)          (37,431)
                                                       -----------       -----------

    Net cash provided by financing activities            3,890,037         3,285,470
                                                       -----------       -----------

NET INCREASE IN CASH AND
  CASH EQUIVALENTS                                         698,050           455,796

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                    4,146,821         5,612,194
                                                       -----------       -----------
CASH AND CASH EQUIVALENTS,
  END OF PERIOD                                        $ 4,844,871       $ 6,067,990
                                                       ===========       ===========

SUPPLEMENTAL DISCLOSURE
OF CASH FLOW INFORMATION:
  Cash paid during the period for interest             $    11,469       $     7,976
                                                       ===========       ===========


IN CONNECTION WITH THE ACQUISITION OF ADL,
THE FOLLOWING NON-CASH TRANSACTION OCCURRED:

Fair value of assets acquired                                            $   483,708
Liabilities assumed                                                          644,402
Issuance of common stock                                                     214,300
Cash paid for acquisition costs                                               44,000

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                 MATRITECH, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. Operations and Basis of Presentation

         Matritech, Inc. ( the "Company") was incorporated on October 29, 1987 to develop, produce and distribute products for the diagnosis and potential treatment of cancer based on its proprietary nuclear matrix protein technology. This technology was licensed to the Company by the Massachusetts Institute of Technology ("MIT").

         The Company is devoting substantially all of its efforts toward product research and development, raising capital, securing partners and marketing products. The Company is subject to risks common to companies in similar stages of development, including history of operating losses and anticipated future losses, fluctuation in operating results, uncertainties associated with future performance, near-term dependence on its NMP22 Test Kit for bladder cancer, reliance on sole suppliers, dependence on key individuals, competition from substitute products and larger companies, the development of commercially usable products and the need to obtain adequate additional financing necessary to fund its operations and to develop its future products.

         The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and include, in the opinion of management, all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation of interim period results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The results for the interim periods presented are not necessarily indicative of results to be expected for any future period. It is suggested that these consolidated financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 filed with the SEC (File No. 0-12128).

On June 28, 2000, the Company acquired all of the outstanding shares of capital stock of ADL-Vertriebsgesellschaft mbH, Gesellschaft fur Allergie, Diagnostika und Laborkonzepte ("ADL"), a European distributor of diagnostic testing products, including the Company's NMP22 Test Kit for Bladder Cancer. ADL is located in Freiburg, Germany. As payment of the purchase price, the Company assumed $688,000 in liabilities and transaction costs. For financial statement purposes, this acquisition was accounted for as a purchase, and accordingly the results of operations of ADL from June 28, 2000 forward are included in the Company's consolidated statements of operations.

The aggregate purchase price of $688,000 consisted of assumed liabilities of $644,000 and acquisition costs of $44,000. The purchase price was allocated based upon the fair value of the tangible and intangible assets acquired. Total tangible assets acquired were $484,000 comprised of current assets of $261,000, net fixed assets of $202,000 and other assets of $21,000. Goodwill of $204,000 was recorded in connection with the acquisition and will be amortized ratably over three years.

In connection with the acquisition, the Company issued 37,153 shares of the Company's common stock to the shareholders of ADL and may issue up to an additional 13,700 shares of the Company's common stock, based on the achievement of certain performance objectives during 2000. These shares are restricted subject to continued employment of the ADL shareholders. The initial issuance of 37,153 shares has been valued at $214,300, which will be recorded ratably as compensation over the three year employment period. The second issuance of shares will be valued at December 31, 2000 and recorded ratably as compensation over the remaining employment period.

Pro Forma Results of Operations

The following unaudited pro forma combined results of operations of the Company assume that the ADL acquisition was completed on January 1, 1999. These proforma results represent the historical operating results of ADL prior to its date of acquisition, combined with those of the Company with appropriate adjustments. These pro forma results are not necessarily indicative of operating results which would have occurred if the ADL acquisition had been operated by current management during the periods presented.

                               Three months ended                   Six months ended
                                    June 30,                            June 30,
                             1999              2000              1999              2000
                          -----------       -----------       -----------       -----------
Total revenue             $   765,700       $   651,794       $ 1,518,409       $ 1,251,894

Net loss                  $(1,607,481)      $(1,375,052)      $(3,365,123)      $(2,790,400)
Net loss per share
 - basic and diluted      $      (.07)      $      (.06)      $      (.17)      $      (.11)

2. Cash Equivalents

         Cash equivalents are short-term, highly liquid investments with original maturities of 90 days or less. The Company's cash equivalents primarily consist of auction market preferred stocks and money market accounts at December 31, 1999 and June 30, 2000. The Company classifies its investments in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities".

3.  Inventories

         Inventories are stated at the lower of cost or market and consist of the following:

                    December 31,   June 30,
                       1999          2000
                    ------------   --------
Raw materials        $179,316      $164,245
Work-in-process         1,464         2,276
Finished goods        120,117       229,655
                     --------      --------
                     $300,897      $396,176
                     ========      ========

4. Net Loss Per Common Share

         The Company applies SFAS No. 128, "Earnings Per Share", for calculating and presenting earnings per share. Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the year. Diluted loss per share is the same as basic loss per share as the effects of the potential common stock are antidilutive. Potential common stock consists of stock options and warrants; and also at June 30, 2000, the 37,153 shares of common stock held in escrow in connection with the ADL acquisition, as these shares are contingent upon future employment.The amount of potential common stock excluded from the computation of diluted net loss per share at June 30, 1999 and 2000 is 1,900,858 and 1,365,439 shares, respectively.

5.  Debt Acquired in ADL Acquisition

         In connection with the acquisition of ADL, the Company assumed $378,000 of long and short term obligations at June 30, 2000. The obligations consist of the following: a $147,000 line of credit at a bank, which bears interest at 11% and is secured by trade receivables and inventory. The line of credit was paid off subsequent to June 30, 2000; a $150,000 loan from a bank, due in May 2004 which bears interest at 5.2% and is secured by trade receivables and inventory; a $49,000 third party demand note which will be repaid by the Company and the Company will be reimbursed by a key ADL employee; a $19,000 car loan from a bank bearing interest at 7.50% and due in March 2003; and a $13,000 car loan from a bank bearing interest at 6.99% and due in November 2002.

6. Segment and Geographic Information

         The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" in the fiscal year ended December 31, 1998. SFAS 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker or decision making group, in making decisions about how to allocate resources and assess performance. The Company's chief decision maker, as defined under SFAS 131, is a combination of the Chief Executive Officer, President and the Chief Financial Officer. The Company views its operations and manages its business as principally one segment, the sale of diagnostic products. Associated services are not significant. As a result, the financial information disclosed herein represents all of the material financial information related to the principal operating segment. All of the Company's products were shipped either from its facilities located in the United States or since June 28, 2000 from its newly acquired facilities in Freiburg, Germany.

                                                       ($ in 000's)
                            Three Months Ended June 30,             Six Months Ended June 30,
                                1999           2000                    1999            2000
                                ----           ----                    ----            ----
                            $        %       $        %            $        %        $       %
                            -        -       -        -            -        -        -       -
United States              $ 68      45%    $ 71      38%         $143      45%    $124      38%
Japan                        55      37       31      16           137      43       81      25
Europe                        7       5       67      35            13       4       83      25
Rest of world                20      13       21      11            27       8       42      12
                           ----     ---     ----     ---          ----     ---     ----     ---
Total                      $150     100%    $190     100%         $320     100%    $330     100%

7. Reclassifications

         Certain reclassifications have been made to the prior years financial statements to conform to current presentation. These classifications have no effect on the Company's results of operations or financial position.

8.  Subsequent Event

         In July 2000, the Company issued a warrant to a public relations consultant for the purchase of 450,000 shares of the Company's common stock for a price of $2.50 per share expiring in July 2005. The estimated value of these warrants using the Black-Scholes option pricing model is approximately $1.8 million and will result in a non-cash charge to operations over the one-year term of the agreement. The issuance of the warrants has no impact upon cash until the time of exercise of the warrants.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

             This Quarterly Report on Form 10-Q, other reports and communications to securityholders, as well as oral statements made by the Company's officers or agents may contain forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements may relate to, among other things, the Company's future revenue, operating income, and the plans and objectives of management. In particular, certain statements contained in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in "Factors That May Affect Future Results" constitute forward-looking statements. Actual events or results may differ materially from those stated in any forward-looking statement. Factors that may cause such differences are discussed below and in the Company's other reports filed with the Securities and Exchange Commission.

             The Company was incorporated in 1987 to develop, manufacture and market innovative cancer diagnostic products based on its proprietary NMP technology. Matritech has been unprofitable since inception and expects to incur significant operating losses for at least the next several years. For the period from inception to June 30, 2000, the Company incurred a cumulative net loss of approximately $50 million.

             In the United States, the Company sells its NMP22 Test Kit through its own direct sales force, and in March 1998 entered into a distribution agreement with Curtin Matheson Scientific, now Fisher Healthcare ("Fisher") granting Fisher the right, co-exclusive with Matritech, to distribute the microtiter plate based NMP22 Test Kit to hospitals and commercial laboratories within the United States. Outside the United States, the Company sells the NMP22 Test Kit through its newly acquired European subsidiary and other distributors.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1999

             Product sales revenue increased to $190,000 from $150,000 for the quarters ended June 30, 2000 and 1999, respectively. This increase was primarily due to the inclusion of 3 days worth of sales from the Company's June 28, 2000 acquisition of ADL along with an increase in Matritech's stand-alone European sales, offset by a decrease in Japanese sales due to the timing of distributor inventory purchases.

             Interest and other income increased to $109,000 from $64,000 for the quarters ended June 30, 2000 and 1999, respectively. The increase was due to higher average cash balances available for investment resulting from funds raised in private placements in November 1999, along with proceeds from option and warrant exercises throughout the first quarter of 2000.

             Research and development expenses decreased to $707,000 from $806,000 for the quarters ended June 30, 2000 and 1999, respectively. This decrease is primarily due to a $78,000 reduction in bladder clinical trial expenses and related consultants incurred in the second quarter of 1999 in connection with the FDA submission. Additional various immaterial decreases totaling $21,000 were experienced in the 2000 period.

             Selling, general and administrative expenses decreased to $848,000 from $944,000 for the quarters ended June 30, 2000 and 1999, respectively. This decrease is primarily due to a $69,000 reduction derived through decreased sales and marketing headcount and a $22,000 reduction in outside marketing expenses. Additional various immaterial decreases totaling $5,000 were experienced in the 2000 period.

             The Company incurred a net loss of $1,257,000 for the quarter ended June 30, 2000, compared to a net loss of $1,535,000 for the quarter ended June 30, 1999. The decrease of $278,000, or 18%, in the net loss was primarily the result of increased revenue from the ADL acquisition in addition to expense reductions in all departments.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1999

             Product sales revenue increased to $330,000 from $320,000 for the six months ended June 30, 2000 and 1999, respectively. This increase was primarily due to the inclusion of 3 days worth of sales from the Company's June 28, 2000 acquisition of ADL along with an increase in Matritech's stand-alone European sales, offset by a decrease in Japanese sales due to the timing of distributor inventory purchases.

             Interest and other income increased to $189,000 from $98,000 for the six months ended June 30, 2000 and 1999, respectively. The increase was due to higher average cash balances available for investment resulting from funds raised in private placements in November 1999, along with proceeds from option and warrant exercises throughout the first quarter of 2000.

             Research and development expenses decreased to $1,395,000 from $1,777,000 for the six months ended June 30, 2000 and 1999, respectively. This decrease is primarily due to a $224,000 reduction in bladder clinical trial expenses incurred in the first half of 1999 in connection with the FDA submission; a $117,000 reduction in personnel and related expenses through headcount in connection with cost-reduction programs; and $50,000 of expense accrued in the first quarter of 1999 for cervical clinical trials. Various immaterial increases totaling $9,000 offset these decreases.

             Selling, general and administrative expenses decreased to $1,686,000 from $1,845,000 for the six months ended June 30, 2000 and 1999, respectively. This decrease is primarily due to a $107,000 reduction derived through decreased sales and marketing headcount, a $78,000 reduction in reliance on outside marketing consultants, and a $57,000 reduction in sales travel expenses. These expense reductions were offset by a $96,000 increase in general and administrative personnel-related expenditures due to increased headcount. Additional various immaterial decreases totaling $13,000 were experienced in the 2000 period.

             The Company incurred a net loss of $2,562,000 for the six months ended June 30, 2000, compared to a net loss of $3,203,000 for the six months ended June 30, 1999. The decrease of $641,000, or 20%, in the net loss was primarily the result of increased revenue from interest income in addition to expense reductions in sales, marketing and research and development.

LIQUIDITY AND CAPITAL RESOURCES

             Since its inception, the Company has financed its operations primarily through private and public offerings of its securities and through funded development and marketing agreements. At June 30, 2000 and December 31, 1999, the Company had cash and cash equivalents of $6,068,000 and $5,612,000, respectively, and working capital of $5,753,000 and $5,341,000, respectively.

             The Company's operating activities used cash of $2,763,000 and $3,169,000 for the six month periods ended June 30, 2000 and 1999, respectively, primarily to fund the Company's operating loss.

             The Company's investing activities used cash of $67,000 and $23,000 in the six month periods ended June 30, 2000 and 1999, respectively, primarily for the purchase of laboratory equipment. The Company acquired net fixed assets of $202,000 in connection with the acquisition of ADL. The Company currently estimates that it will acquire approximately $50,000 of capital equipment during the remainder of 2000, consisting of additional laboratory and computer-related equipment.

             The Company's financing activities provided cash of $3,285,000 and $3,890,000 for the six month periods ended June 30, 2000 and 1999, respectively. The activity in the 2000 period resulted primarily from proceeds from the exercise of common stock options and common stock purchase warrants, and the activity in the 1999 period was primarily from proceeds from the April 1999 private placement of common stock.

             The Company has a term note with Phoenix Leasing Incorporated for equipment purchases. The term note is payable over 48 months, bears interest at 11.75% and is secured by the underlying equipment. The outstanding balance of this note at June 30, 2000 and December 31, 1999 is $103,000 and $140,000,
respectively.

             In connection with the acquisition of ADL, the Company acquired $378,000 of long and short term obligations at June 30, 2000. The obligations consist of a $147,000 line of credit, a $150,000 loan from a bank, a $49,000 third party demand note, and $32,000 worth of car loans. The line of credit was paid off subsequent to June 30, 2000. The $150,000 bank loan is due in May 2004, bears interest at 5.2% and is secured by trade receivables and inventory.The demand note will be repaid by the Company and the Company will be reimbursed by a key ADL employee. The car loans bear interest between 6.99% and 7.50% and are due in monthly installments totalling $1,048.

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

             In July 2000, the Company filed a Form S-3 shelf registration statement with the Securities and Exchange Commission for the issuance of up to
2.45 million shares of the Company's common stock. These shares will be available for sale by the Company when it believes that market conditions are favorable and investment opportunities arise. The terms of any sale will be determined when the shares are issued.

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

             History of Operating Losses and Anticipated Future Losses. The Company has incurred operating losses since its inception and anticipates future losses. While the Company expects to improve operating results in future periods, there can be no assurance that the Company will achieve or maintain profitability or that its revenue will grow in the future.

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

             Near-Term Dependence Upon a Limited Number of Products. The
Company anticipates that in the near-term the Company's success will be substantially dependent on the success of a limited number of products. The Company would experience a material adverse effect on its business, financial condition and results of operations if those products do not achieve wide market acceptance. The remainder of the Company's products have not been approved by the FDA or are in development, and there can be no assurance that the Company will be successful with such regulatory approvals and product development.

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

         Recent Acquisition.In June 2000, the Company completed the acquisition of ADL. The Company faces challenges relating to integration of operations such as coordinating geographically separate organizations, integrating personnel with disparate business backgrounds and combining different corporate cultures. There can be no assurance that the acquired business or its products will be successful, that the Company will successfully integrate the acquired business into the Company, or that the Company will achieve the desired synergies from the transaction.

         Foreign Exchange. To the extent that foreign currency exchange rates fluctuate in the future, the Company may be exposed to continued financial risk. These can be no assurance that the Company will be successful in limiting its exposure.

             Euro Currency. On January 1, 1999 certain member countries of the European Union (EU) established fixed conversion rates between their existing currencies and the EU's common currency, the euro. The former currencies of the participating countries are schedules to remain legal tender as denominations of the euro until January 1, 2002 when the euro will be adopted as the sole legal currency.

         The Company is currently assessing the impact that the conversion to the euro will have on its newly acquired European operations. The company is evaluating the potential impact in several areas of its business including the ability of its information systems to handle euro-denominated transactions and the impact on exchange costs and currency exchange rate prices. The Company is also evaluating the impact that cross-border price transparencies, which may affect the ability to price products differently in various countries, will have on its margin. Although the Company is still in the assessment phase, the conversion to the euro is not expected to have a material impact on the Company's operations or financial position.


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

             Foreign Exchange. The accounts of the Company's foreign subsidiary are translated in accordance with SFAS No. 52, Foreign Currency Translation. In translating the accounts of the foreign subsidiary into U.S. dollars, assets and liabilities are translated at the rate of exchange in effect at year-end, while stockholders' equity is translated at historical rates. Revenue and expense accounts are translated using the weighted average exchange rate in effect during the period. Foreign currency translation and transaction gains or losses for the Company's subsidiary are included in the accompanying consolidated statements of operations since the functional currency for the Company's subsidiary is the U.S. dollar. The Company had sales of approximately $42,000 denominated in foreign currency from June 28 to June 30, 2000, the period during which the acquisition was effective.

PART II. OTHER INFORMATION

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS

                  (c) Recent Sales of Unregistered Securities

                  On June 28, 2000, the Company acquired all of the outstanding capital stock of ADL-Vertriebsgesellschaft mbH Gesellschaft fur Allergie, Diagnostika und Laborkonzepte, a German corporation ("ADL"). In connection with this acquisition, an aggregate of 37,153 shares of the Company's Common Stock, par value $0.01 per share (the "Common Stock"), were issued in exchange for all of the outstanding shares of ADL.

                  From April 1, 2000 through June 30, 2000, the Company issued 62,500 shares of Common Stock at an exercise price of $2.20 per share for an aggregate purchase price of $137,500 pursuant to the exercise of warrants.

                  No underwriters were involved in the foregoing sales of securities. Such sales were made in reliance upon an exemption from the registration provisions of the Securities Act of 1933, as amended (the "Securities Act"), set forth in Section 4(2) thereof relative to sales by an issuer not involving any public offering or the rules and regulations promulgated thereunder, or in the case of certain options to purchase common stock and employee stock grants, Rule 701 under the Securities Act.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        (a) The annual meeting ("the Annual Meeting") of stockholders of Matritech was held on June 16, 2000.

        (b)       The following directors were elected at the Annual Meeting:

                                               VOTES
                                    ----------------------------
        ELECTION OF DIRECTORS          FOR              WITHHELD
        ---------------------       ----------          --------
        Stephen D. Chubb            22,343,396           237,951
        David L. Corbet             22,217,594           363,753
        David Rubenfien             22,370,873           210,474
        Richard A. Sandberg         22,357,721           223,626
        T. Stephen Thompson         21,859,044           722,303
        C. William Zadel            21,857,181           724,166

        The following other matters were proposed and voted upon as indicated

        To approve an amendment to the Company's 1992 Stock Plan to increase the number of shares of Common Stock authorized for issuance pursuant to the 1992 Plan from 1,500,000 shares to 2,500,000 shares. With 10,343,817 voting for, 659,695 against, and 100,404 abstaining, the proposal was passed.

        To approve an amendment to the Company's 1992 Director Plan to increase the number of shares of Common Stock authorized for issuance pursuant to the Director Plan from 215,000 shares to 465,000 shares. With 10,150,136 voting for, 858,886 against, and 94,894 abstaining, the proposal was passed.

             To ratify the selection of the firm of Arthur Andersen LLP as auditors for the fiscal year ending December 31, 2000. With 22,432,436 voting for, 77,498 against, and 71,413 abstaining, the proposal was passed.


ITEM 5.      OTHER INFORMATION

             In July 2000, the Company completed a private placement of warrants to purchase up to 450,000 shares of the Company's Common Stock. The warrants issued in this transaction may be exercised at a price per share of $2.50 at any time during the period commencing at 9:00 a.m., Eastern Time, on July 14, 2000 and ending at 5:00 p.m., Eastern Time, on July 14, 2005.

             In connection with the transaction, the Company agreed, at least thirty (30) days prior to each proposed filing by the Company of a Registration Statement (other than a registration statement relating solely to securities issued pursuant to an employee benefit plan, or a registration statement on Form F-4 or S-4), to notify the warrantholders in writing of any such proposed filing and to include in any such registration any shares (as defined therein) held by the warrantholders which the warrantholders request to be included. In addition, the Company agreed, upon receipt of a written request (the "Registration Request") from warrantholders holding at least 75% of the total number of shares of Common Stock isssuable upon exercise of the warrants issued pursuant to that certain Investor Relations Warrant Agreement dated as of July 14, 2000 (the "Warrant Agreement"), by and between the Company and the purchasers therein, to prepare and file, at the warrantholders' expense, a Registration Statement sufficient to permit the public offering of shares covered by the Registration Request. The registration rights granted pursuant to the Warrant Agreement terminate on July 14, 2005.


ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

             (a)  Exhibits:

                  10.1 Investor Relations Warrant Agreement dated as of July 14,
                       2000, by and among Matritech, Inc. and the individuals set forth on Exhibit A thereto

                  27   Financial Data Schedule

             (b) Reports on Form 8-K:

             On July 10, 2000, the Company filed a Current Report on Form 8-K dated as of June 28, 2000 including Items 5 and 7.

             Item 5 reported the following other event:

             (i) On June 28, 2000, the Company acquired ADL, a European distributor of diagnostic testing products, through an exchange of 100% of the shares of ADL in return for an initial issuance of 37,153 shares of the Company's common stock.

             Item 7 included a Purchase Agreement dated June 28, 2000 by and between the Company and the shareholders of ADL.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 MATRITECH, INC.



Date:  August 11, 2000           By:  /s/Stephen D. Chubb
                                    -----------------------------
                                    Stephen D. Chubb
                                    Director, Chairman and
                                    Chief Executive Officer
                                    (principal executive officer)


Date:  August 11, 2000           By:  /s/John S. Doherty
                                    ---------------------
                                    John S. Doherty
                                    Vice President,
                                    Chief Financial Officer and
                                    Treasurer
                                    (principal accounting and financial officer)

                                  EXHIBIT INDEX

Exhibit
Number   Description
------   -----------

10.1 Investor Relations Warrant Agreement dated as of July 14, 2000, by and among Matritech, Inc. and the individuals set forth on Exhibit A thereto


27       Financial Data Schedule