Form 10-Q
period 2000-09-30
MATRITECH INC/DE/
filed 2000-11-08
CIK 884847

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities
---  Exchange Act of 1934:

     For the quarterly period ended September 30, 2000

     Transition report pursuant to Section 13 or 15(d) of the Securities --- Exchange Act of 1934:

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

                                 (617) 928-0820
              (Registrant's Telephone Number, Including Area Code)


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

     As of November 7, 2000, there were 25,220,018 shares of Common Stock outstanding.

                    The Exhibit Index is located on Page 19.

                                 MATRITECH, INC.

                                      INDEX

PART I   FINANCIAL INFORMATION
                                                                         PAGE
                                                                         ----
 ITEM 1. FINANCIAL STATEMENTS

         Consolidated Balance Sheets at December 31, 1999
         and September 30, 2000                                            3

         Consolidated Statements of Operations for the three and
         nine months ended September 30, 1999 and 2000                     5

         Consolidated Statements of Cash Flows for the nine months
         ended September 30, 1999 and 2000                                 6

         Notes to Consolidated Financial Statements                        8


 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS                    11


 ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK                                                      16


PART II  OTHER INFORMATION

 ITEM 5. OTHER INFORMATION                                                16

 ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                 17

         SIGNATURES                                                       18

                          PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

                                 MATRITECH, INC.
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS


                                            DECEMBER 31,         SEPTEMBER 30,
                                               1999                  2000
                                            ------------         -------------
                                                                  (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents                 $5,612,194            $4,677,146
  Accounts receivable, net                     211,016               219,009
  Inventories                                  300,897               408,130
  Prepaid expenses                             112,656               168,555
                                            ----------            ----------
        Total current assets                 6,236,763             5,472,840
                                            ----------            ----------

PROPERTY AND EQUIPMENT, at cost:
  Laboratory equipment                       1,454,823             1,771,637
  Office equipment                             212,698               249,004
  Laboratory furniture                          62,739                62,739
  Leasehold improvements                        56,981                56,981
  Automobiles                                       --                31,926
                                            ----------            ----------
                                             1,787,241             2,172,287

       Less-Accumulated depreciation
              and amortization               1,186,501             1,389,353
                                            ----------            ----------
                                               600,740               782,934
                                            ----------            ----------

Goodwill, net                                       --               239,876
Other assets, net                               65,072               129,288
                                            ----------            ----------
                                            $6,902,575            $6,624,938
                                            ==========            ==========










          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                 MATRITECH, INC.
                           CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                DECEMBER 31,      SEPTEMBER 30,
                                                   1999               2000
                                                ------------      -------------
                                                                   (UNAUDITED)


CURRENT LIABILITIES:
    Current maturities of note payable          $     76,744      $   127,064
    Accounts payable                                 274,188          349,434
    Accrued expenses                                 536,745          701,736
    Deferred revenue                                   7,750            9,710
                                                ------------      -----------
         Total current liabilities                   895,427        1,187,944
                                                ------------      -----------

NOTE PAYABLE, LESS CURRENT
MATURITIES                                            63,688          158,775
                                                ------------      -----------

STOCKHOLDERS' EQUITY:
   Preferred stock, $1.00 par value -
      Authorized - 4,000,000 shares
      Issued and outstanding - none                       --               --
   Common stock, $.01 par value -
      Authorized - 40,000,000 shares
      Issued and outstanding - 23,552,984
       Shares at December 31, 1999 and
       25,096,974 shares at September 30, 2000       235,530          250,970
   Additional paid-in capital                     52,983,162       57,339,370
   Deferred compensation                                  --         (196,441)
   Cumulative translation adjustment                      --          (25,479)
   Accumulated deficit                           (47,275,232)     (52,090,201)
                                                ------------     ------------
            Total stockholders' equity             5,943,460        5,278,219
                                                ------------     ------------
                                                $  6,902,575     $  6,624,938
                                                ============     ============










          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                 MATRITECH, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                     THREE MONTHS ENDED             NINE MONTHS ENDED
                                       SEPTEMBER 30,                   SEPTEMBER 30,
                                   1999             2000           1999            2000
                                   ----             ----           ----            ----

  Revenue from product sales   $    129,598    $    446,047    $    449,819    $    775,738
                               ------------    ------------    ------------    ------------

Expenses:
  Cost of product sales             148,281         340,106         478,884         663,047
  Research and
     Development expense            592,380         623,675       2,037,498       1,695,317
  Selling, general and
     Administrative expense         919,393       1,812,659       2,754,257       3,490,189
                               ------------    ------------    ------------    ------------
  Loss from operations           (1,530,456)     (2,330,393)     (4,820,820)     (5,072,815)
                               ------------    ------------    ------------    ------------

  Interest income                    55,179          81,890         153,547         270,505
  Interest expense                    5,736           4,683          17,205          12,659
                               ------------    ------------    ------------    ------------

NET LOSS                       $ (1,481,013)   $ (2,253,186)   $ (4,684,478)   $ (4,814,969)
                               ============    ============    ============    ============

BASIC/DILUTED
NET LOSS PER SHARE             $       (.07)   $       (.09)   $       (.23)   $       (.20)
                               ============    ============    ============    ============

BASIC/DILUTED
WEIGHTED AVERAGE
NUMBER OF COMMON
SHARES OUTSTANDING               21,724,217      25,004,331      20,647,215      24,652,234
                               ============    ============    ============    ============








          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                 MATRITECH, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                         NINE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                        1999           2000
                                                        ----           ----

CASH FLOWS FROM OPERATING ACTIVITIES:

 Net loss                                            $(4,684,478)  $(4,814,969)
 Adjustments to reconcile net loss to net cash
 used in operating activities -
  Depreciation and amortization                          136,122       127,481
  Expense related to common stock warrant issuance            --       510,342
  Changes in assets and liabilities -
   Accounts receivable, net                                7,761       140,208
   Inventories                                            (2,507)        4,289
   Prepaid expenses                                       58,469       (31,702)
   Other assets                                               --       (43,024)
   Accounts payable                                     (116,598)     (202,075)
   Accrued expenses                                      127,370       159,784
   Deferred revenue                                           --          (177)
                                                     -----------   -----------

    Net cash used in operating activities             (4,473,861)   (4,149,843)
                                                     -----------   -----------



CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchases of property and equipment                   (27,330)      (70,116)
   Cash paid for acquisition costs in
    purchase of ADL, net of cash acquired                     --       (89,306)
                                                    ------------   -----------

    Net cash used in investing activities                (27,330)     (159,422)
                                                    ------------   -----------










          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                 MATRITECH, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)

                                                        NINE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                       1999             2000
                                                       ----             ----
CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from sale of common stock, net            $3,909,975     $  284,462
  Proceeds from exercise of common stock options             --        450,014
  Proceeds from exercise of common stock purchase
   Warrants                                                  --      2,892,959
  Proceeds from issuance of common stock under
   Employee stock purchase plan                           3,976          4,500
  Payments on notes payable                             (50,447)      (232,239)
                                                     ----------     ----------

     Net cash provided by financing activities        3,863,504      3,399,696
                                                     ----------     ----------

Effect of foreign exchange on cash and cash
    equivalents                                              --        (25,479)
                                                     ----------     ----------

NET DECREASE IN CASH AND
  CASH EQUIVALENTS                                     (637,687)      (935,048)

CASH AND CASH EQUIVALENTS,
   BEGINNING OF PERIOD                                4,146,821      5,612,194
                                                     ----------     ----------
CASH AND CASH EQUIVALENTS,
    END OF PERIOD                                    $3,509,134     $4,677,146
                                                     ==========     ==========

SUPPLEMENTAL DISCLOSURE
OF CASH FLOW INFORMATION:
   Cash paid during the period for interest          $   17,205     $   12,659
                                                     ==========     ==========

IN CONNECTION WITH THE ACQUISITION OF ADL, THE FOLLOWING NON-CASH TRANSACTION
OCCURRED:

Fair value of assets acquired                                       $  513,498
Goodwill                                                               260,136
Cash paid for acquisition costs, net of cash acquired                  (89,306)
                                                                    ----------
Liabilities assumed                                                 $  684,328
                                                                    ==========

Issuance of common stock for services to be provided                $  214,300
                                                                    ==========

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

     The Company is devoting substantially all of its efforts toward product research and development, raising capital, securing partners and marketing products. The Company is subject to risks common to companies in similar stages of development, including history of operating losses and anticipated future losses, fluctuation in operating results, uncertainties associated with future performance, near-term dependence on a limited number of products, reliance on sole suppliers, dependence on key individuals, competition from substitute products and larger companies, the development of commercially usable products and the need to obtain adequate additional financing necessary to fund its operations and to develop its future products.

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

The aggregate purchase price of $780,000 consisted of assumed liabilities of $684,000 and acquisition costs of $96,000. The purchase price was allocated based upon the fair value of the tangible and intangible assets acquired. Total tangible assets acquired were $514,000 comprised of current assets of $291,000, net fixed assets of $202,000 and other assets of $21,000. Goodwill of $260,000 was recorded in connection with the acquisition and is being amortized ratably over three years.

In connection with the acquisition, the Company issued 37,153 shares of the Company's common stock to the shareholders of ADL and may issue up to an additional 13,700 shares of the Company's common stock, based on the achievement of certain performance objectives during 2000. These shares are restricted subject to continued employment of the ADL shareholders. The initial issuance of 37,153 shares was valued at $214,300, and is being recorded ratably as compensation over the three year employment period. The second issuance of shares will be valued at December 31, 2000 and recorded ratably as compensation over the remaining employment period.

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


                                THREE MONTHS ENDED                   NINE MONTHS ENDED
                                   SEPTEMBER 30,                        SEPTEMBER 30,
                               1999            2000                1999            2000
                               ----            ----                ----            ----

Total revenue              $   571,027     $   446,047         $ 1,944,144     $ 1,468,387

Net loss                   $(1,632,428)    $(2,259,771)        $(4,999,247)    $(5,065,947)
Net loss per share
 - basic and diluted       $      (.08)    $      (.09)        $      (.24)    $      (.21)



2. CASH EQUIVALENTS

     Cash equivalents are short-term, highly liquid investments with original maturities of 90 days or less. The Company's cash equivalents primarily consist of auction market preferred stocks and money market accounts at December 31, 1999 and September 30, 2000. The Company classifies its investments in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities".


3. INVENTORIES

     Inventories are stated at the lower of cost or market and consist of the following:

                                                  December 31,     September 30,
                                                      1999              2000
                                                  -----------      -------------

Raw materials                                       $179,316          $157,110
Work-in-process                                        1,464             1,210
Finished goods                                       120,117           249,810
                                                    --------          --------
                                                    $300,897          $408,130
                                                    ========          ========


4. NET LOSS PER COMMON SHARE

     The Company applies SFAS No. 128, "Earnings Per Share", for calculating and presenting earnings per share. Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the year. Diluted loss per share is the same as basic loss per share as the effects of the potential common stock are antidilutive. Potential common stock consists of stock options and warrants; and also at September 30, 2000, the 37,153 shares of common stock held in escrow in connection with the ADL acquisition, as these shares are contingent upon future employment. The amount of potential common stock excluded from the computation of diluted net loss per share at September 30, 1999 and 2000 is 2,010,858 and 1,731,833 shares, respectively.

5. DEBT ACQUIRED IN ADL ACQUISITION

In connection with the acquisition of ADL, the Company assumed $378,000 of long and short term obligations. At September 30, 2000 these obligations total $202,000, with balances and details consisting of the following: a $131,000 loan from a bank, due in May 2004 which bears interest at 5.2% secured by trade receivables and inventory; a $45,000 third-party demand note which will be repaid by the Company and for which the Company will be reimbursed by a key ADL employee; a $15,000 car loan from a bank bearing interest at 7.50% and due in March 2003; and a $11,000 car loan from a bank bearing interest at 6.99% and due in November 2002.


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


                                               REVENUE ($ IN 000'S)

                           THREE MONTHS ENDED SEPTEMBER 30,          NINE MONTHS ENDED SEPTEMBER 30,
                               1999            2000                        1999           2000
                            $       %         $       %                  $       %        $       %
                           ----     ----    ----    ----               ----     ----    ----    ----

United States              $ 81      62%    $ 61     13%               $224      50%    $185     24%
Japan                        25      19       31      7                 162      36      112     14
Europe                        6       5      310     70                  19       4      393     51
Rest of world                18      14       44     10                  45      10       86     11
                           ----     ----    ----     ----              ----     ----    ----     ---
Total                      $130     100%    $446     100%              $450     100%    $776     100%



7. RECLASSIFICATIONS

     Certain reclassifications have been made to the prior years financial statements to conform to current presentation. These classifications have no effect on the Company's results of operations or financial position.

8. WARRANT ISSUANCE

     In July 2000, the Company issued a warrant to a public relations consultant for the purchase of 450,000 shares of the Company's common stock for a price of $2.50 per share expiring in July 2005. The estimated value of these warrants using the Black-Scholes option pricing model is approximately $2.0 million and will result in a non-cash charge to operations over the one-year term of the agreement, with approximately $510,000 included in the quarter ended September 30, 2000. The issuance of the warrants has no impact upon cash until the time of exercise of the warrants, none of which had been exercised through September 30, 2000.

9. FUTURE ISSUANCE OF SHARES

     In August 2000, the Company entered into a common stock purchase agreement with Acqua Wellington North American Equities Fund, Ltd. covering the sale of up to $30 million or 2.45 million shares of the Company's common stock. The shares may be purchased at a small discount to market price at any time beginning in August 2000 and ending in October 2001. The first sale of 50,369 shares was completed in September 2000, giving proceeds to the Company of $340,000. The second sale of 109,449 shares was completed in November 2000, giving proceeds to the Company of $600,000. Prospectus supplements were filed covering these shares.

10. LEASE COMMITMENT

     The Company's current lease on its space in Massachusetts terminates December 31, 2000. In late June 2000, the Company signed the first amendment to the lease agreement which extends the lease term for an additional five years, ending December 31, 2005, and a five-year option for the period commencing January 1, 2006. The amendment increases the monthly rent and security deposit; the remainder of the lease terms are substantially unchanged.

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

     The Company was incorporated in 1987 to develop, manufacture and market innovative cancer diagnostic products based on its proprietary NMP technology. Matritech has been unprofitable since inception and expects to incur significant operating losses for at least the next several years. For the period from inception to September 30, 2000, the Company incurred a cumulative net loss of approximately $52 million.

     In the United States, the Company sells its NMP22 Test Kit through its own direct sales force, and in March 1998 entered into a distribution agreement with Curtin Matheson Scientific, now Fisher Healthcare ("Fisher") granting Fisher the right, co-exclusive with Matritech, to distribute the microtiter plate based NMP22 Test Kit to hospitals and commercial laboratories within the United States. Outside the United States, the Company sells the NMP22 Test Kit through its European subsidiary and other distributors.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1999

     Product sales revenue increased to $446,000 from $130,000 for the quarters ended September 30, 2000 and 1999, respectively. This increase was primarily due to the inclusion of sales from the Company's June 28, 2000 acquisition of ADL.

     Cost of sales increased to $340,000 from $148,000 for the quarters ended September 30, 2000 and 1999, respectively. The increase in gross margin is due to the inclusion of ADL products in the 2000 period as the ADL products carry higher margins than the products developed and manufactured by Matritech. Matritech product margins are negatively affected by costs related to excess capacity maintained by the Company to support planned future sales increases.

     Research and development expenses increased to $624,000 from $592,000 for the quarters ended September 30, 2000 and 1999, respectively. Clinical personnel costs decreased $20,000 due to decreased headcount while lab supplies increased $22,000 due to the increased number of active projects. Additional various miscellaneous increases totaling $30,000 were experienced in the 2000 period.

     Selling, general and administrative expenses increased to $1,813,000 from $919,000 for the quarters ended September 30, 2000 and 1999, respectively. This increase is primarily due to the following: a $510,000 charge for compensation expense related to the issuance of the public relations warrant in the third quarter, $240,000 related to the ADL operations and increases in consulting expenses of $244,000. These increases were offset by reductions in sales personnel costs and sales travel expenses of $84,000 and $53,000, respectively, due to decreased headcount in the sales department. Additional various miscellaneous immaterial decreases totaling $37,000 were experienced in the 2000 period.

     Interest and other income increased to $82,000 from $55,000 for the quarters ended September 30, 2000 and 1999, respectively. The increase was due to higher average cash balances available for investment resulting from funds raised in private placements in November 1999, along with proceeds from option and warrant exercises throughout the first quarter of 2000.

     The Company incurred a net loss of $2,253,000 for the quarter ended September 30, 2000, compared to a net loss of $1,481,000 for the quarter ended September 30, 1999. The increase of $772,000, or 52%, in the net loss was primarily the result of the compensation expense related to the public relations warrant issued in July 2000 and increased administrative expenses.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1999

     Product sales revenue increased to $776,000 from $450,000 for the nine months ended September 30, 2000 and 1999, respectively. This increase was primarily due to the inclusion of sales from the Company's June 28, 2000 acquisition of ADL along with an increase in sales to Europe and other international locations of products developed and manufactured by Matritech. This increase was offset by a decrease in sales to the United States and Japan due to the timing of distributor inventory purchases.

     Cost of sales increased to $663,000 from $479,000 for the nine months ended September 30, 2000 and 1999, respectively. The increase in gross margin is due to the inclusion of ADL products in the 2000 period as the ADL products carry higher margins than the products developed and manufactured by Matritech. Matritech product margins are negatively affected by costs related to excess capacity maintained by the Company to support planned future sales increases.

     Research and development expenses decreased to $1,695,000 from $2,037,000 for the nine months ended September 30, 2000 and 1999, respectively. This decrease is primarily due to a $150,000 reduction in bladder clinical trial expenses incurred in the first half of 1999 in connection with the FDA submission and $50,000 of expense accrued in the first quarter of 1999 for cervical clinical trials. Also, reliance on clinical consultants and clinical travel decreased $46,000 and $43,000, respectively, due to the FDA submission, and clinical personnel costs decreased $23,000 due to decreased headcount. Additional various miscellaneous decreases totaling $30,000 offset these decreases.

     Selling, general and administrative expenses increased to $3,490,000 from $2,754,000 for the nine months ended September 30, 2000 and 1999, respectively. This increase is primarily due to the following: a $510,000 charge for compensation expense related to the issuance of the public relations warrant in the third quarter, $240,000 related to the ADL operations, increased consulting expense of $228,000, increased administrative personnel costs of $188,000 due to additional headcount, and increased annual report/proxy printing costs of $64,000. These increases were offset by a $78,000 reduction in outside legal costs, a $192,000 reduction in sales personnel costs and a $153,000 reduction in sales travel expenses. Both sales reductions are due to decreased headcount in the sales department. In addition, advertising costs decreased $107,000 due to reduced reliance on an outside ad agency. Additional various miscellaneous increases totaling $36,000 were experienced in the 2000 period.

     Interest and other income increased to $271,000 from $154,000 for the nine months ended September 30, 2000 and 1999, respectively. The increase was due to higher average cash balances available for investment resulting from funds raised in private placements in November 1999, along with proceeds from option and warrant exercises during the first quarter of 2000.


     The Company incurred a net loss of $4,815,000 for the nine months ended September 30, 2000, compared to a net loss of $4,684,000 for the nine months ended September 30, 1999. The increase of $130,000, or approximately 3%, in the net loss was primarily due to the increased administrative expense offset by expense reductions in sales, marketing and research and development.


LIQUIDITY AND CAPITAL RESOURCES

     Since its inception, the Company has financed its operations primarily through private and public offerings of its securities and through funded development and marketing agreements. At September 30, 2000 and December 31, 1999, the Company had cash and cash equivalents of $4,677,000 and $5,612,000, respectively, and working capital of $4,285,000 and $5,341,000, respectively.


     The Company's operating activities used cash of $4,150,000 and $4,474,000 for the nine months ended September 30, 2000 and 1999, respectively, primarily to fund the Company's operating loss.


     The Company's investing activities used cash of $159,000 and $27,000 in the nine months ended September 30, 2000 and 1999, respectively, primarily for the purchase of laboratory equipment, and in the 2000 period, for expenses incurred in connection with the ADL purchase. The Company acquired net fixed assets of $202,000 in the acquisition of ADL. The Company currently estimates that it will acquire approximately $25,000 of capital equipment during the remainder of 2000, consisting of additional laboratory and computer-related equipment.


     The Company's financing activities provided cash of $3,400,000 and $3,864,000 for the nine months ended September 30, 2000 and 1999, respectively. The activity in the 2000 period resulted primarily from proceeds from the exercise of common stock options and common stock purchase warrants as well as proceeds received from the sale of common stock under the equity financing agreement , net of equipment loan payments and the payoff of ADL's credit line. The activity in the 1999 period was primarily from proceeds from the April 1999 private placement of common stock, net of equipment loan payments.


     The Company has a term note with Phoenix Leasing Incorporated for equipment purchases. The term note is payable over 48 months, bears interest at 11.75% and is secured by the underlying equipment. The outstanding balance of this note at September 30, 2000 and December 31, 1999 is $83,000 and $140,000, respectively.


     In connection with the acquisition of ADL, the Company acquired long and short term obligations. At September 30, 2000 these obligations consist of a $131,000 loan from a bank, a $45,000 third party demand note, and $26,000 worth of car loans. The $131,000 bank loan is due in May 2004, bears interest at 5.2% and is secured by trade receivables and inventory. The demand note will be repaid by the Company and the Company will be reimbursed by a key ADL employee. The car loans bear interest between 6.99% and 7.50% and are due in monthly installments totalling $1,048.

     The Company's current lease on its space in Massachusetts terminates December 31, 2000. In late June 2000, the Company signed the first amendment to the lease agreement which extends the lease term for an additional five years, ending December 31, 2005, and a five-year option for the period commencing January 1, 2006. The amendment contains increases in the monthly rent amount and the security deposit, however, the remainder of the lease terms are substantially unchanged.


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


     In July 2000, the Company filed a Form S-3 shelf registration statement with the Securities and Exchange Commission for the issuance of up to 2.45 million shares of the Company's common stock. In August 2000, the Company signed a common stock purchase agreement covering the sale of up to $30 million (a maximum of 2.45 million shares) of the Company's common stock with Acqua Wellington North American Equities Fund, Ltd. The shares may be purchased at a small discount to the market price at any time beginning in August 2000 and ending in October 2001. The first sale of 50,369 shares was completed in September 2000, giving proceeds to the Company of $340,000. A prospectus supplement was filed covering these shares.


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


FACTORS THAT MAY AFFECT FUTURE RESULTS

     The Company's future financial and operational results are subject to a number of material risks and uncertainties that may affect such results or conditions, including:

     Access to Capital. The Company needs to obtain additional long-term financing to continue to manufacture and market its products, to conduct research and development, and to conduct clinical trials as currently contemplated. Although the Company has recently entered into an equity financing agreement that should enable it to obtain additional financing over the near-term, depending on market conditions, the

Company will also consider various financing alternatives, including equity or debt financing and corporate partnering arrangements. There can be no assurance, however, that this additional funding will be available on terms acceptable to the Company, if at all. If additional financing is not available, the Company may be required to further curtail expenses or take other steps that adversely affect the Company's future performance.

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

     Uncertainties Associated with Future Performance. The Company's success in the market for diagnostic products will depend, in part, on the Company's ability to: successfully develop, test, produce and market its products; obtain necessary governmental approvals in a timely manner; attract and maintain key employees; and successfully respond to technological changes in its marketplace. The Company's success in markets outside the United States is somewhat dependent on the performance of independent distributors over which the Company has limited control.

     Near-Term Dependence Upon A Limited Number of Products. The Company anticipates that in the near-term the Company's success will be substantially dependent on the success of a limited number of products. The Company would experience a material adverse effect on its business, financial condition and results of operations if those products do not achieve wide market acceptance. The Company's other products have not been approved by the FDA or are in development, and there can be no assurance that the Company will be successful with such regulatory approvals and product development.

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

     Recent Acquisition. In June 2000, the Company completed the acquisition of ADL. The Company faces challenges relating to integration of operations such as coordinating geographically separate organizations, integrating personnel with disparate business backgrounds and combining different corporate cultures. There can be no assurance that the acquired business or its products will be successful, that the Company will successfully integrate the acquired business into the Company, or that the Company will achieve the desired synergies from the transaction.

     Foreign Exchange. To the extent that foreign currency exchange rates fluctuate in the future, the Company may be exposed to continued financial risk. These can be no assurance that the Company will be successful in limiting its exposure.

     Euro Currency. On January 1, 1999 certain member countries of the European Union (EU) established fixed conversion rates between their existing currencies and the EU's common currency, the euro. The former currencies of the participating countries are scheduled to remain legal tender as denominations of the euro until January 1, 2002 when the euro will be adopted as the sole legal currency.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Investment Portfolio. The Company owns financial instruments that are sensitive to market risks as part of its investment portfolio. The investment portfolio is used to preserve the Company's capital until it is required to fund operations including the Company's research and development activities. None of these market-risk sensitive instruments are held for trading purposes. The Company does not use derivative financial instruments that meet high credit quality standards, as specified in the Company's investment policy guidelines; the policy also limits the amount of credit exposure to any one issue, issuer, and type of instrument. It is suggested that this paragraph be read in conjunction with Note 1 of Notes to Financial Statements - "Operations and Significant Accounting Policies" of the Company's Annual Report on Form 10-K for the year ended December 31, 1999 filed with the SEC (File No. 0-12128).


     Foreign Exchange. The accounts of the Company's foreign subsidiary are translated in accordance with SFAS No. 52, Foreign Currency Translation. In translating the accounts of the foreign subsidiary into U.S. dollars, assets and liabilities are translated at the rate of exchange in effect at year-end, while stockholders' equity is translated at historical rates. Revenue and expense accounts are translated using the weighted average exchange rate in effect during the period. Foreign currency translation and transaction gains or losses for the Company's subsidiary are included in the accompanying consolidated statements of operations since the functional currency for the Company's subsidiary is the U.S. dollar. The Company had sales of approximately $359,000 denominated in foreign currency from June 28, 2000 to September 30, 2000, the period during which the acquisition was effective.


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

          In connection with the transaction, the Company agreed, at least thirty (30) days prior to each proposed filing by the Company of a registration statement (other than a registration statement relating solely to securities issued pursuant to an employee benefit plan, or a registration statement on Form F-4 or S-4), to notify the warrantholders in writing of any such proposed filing and to include in any such registration any shares (as defined therein) held by the warrantholders which the warrantholders request to be included, subject to the ability of the underwriters to limit the number of shares included in the offering in view of market conditions. In addition, the Company agreed, upon receipt of a written request (the "Registration Request") from warrantholders holding at least 75% of the total number of shares of Common Stock isssuable upon exercise of the warrants (the "Warrant Shares") issued pursuant to that certain Investor Relations Warrant Agreement dated as of July 14, 2000 (the "Warrant Agreement"), by and between the Company and the purchasers therein, to prepare and file, at the warrantholders' expense, a registration statement sufficient to permit the public offering of shares covered by the Registration Request. A registration statement was filed on Form S-3 on August 25, 2000 covering the resale of the Warrant Shares. Amendment No. 1 to Form S-3 was filed on September 18, 2000, and Amendment No. 2 to Form S-3 was filed on October 12, 2000. The registration rights granted pursuant to the Warrant Agreement terminate on July 14, 2005.



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits:

               27       Financial Data Schedule

          (b)  Reports on Form 8-K:

          On September 11, 2000, the Company filed a Current Report on Form 8-K dated as of August 24, 2000 including Items 5 and 7.

          Item 5 reported the following other event: On August 24, 2000, the Company entered into a common stock purchase agreement with Acqua Wellington North American Equities Fund, Ltd. covering the sale of up to $30 million or 2.45 million shares of the Company's common stock. The shares may be purchased at a small discount to market price at any time beginning in August 2000 and ending in October 2001.

          Item 7 included the Common Stock Purchase Agreement dated August 22, 2000 by and between the Company and Acqua Wellington North American Equities Fund, Ltd.as well as the Company's press release dated August 24, 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           MATRITECH, INC.


Date:  November 8, 2000                    By: /s/ Stephen D. Chubb
                                              ----------------------
                                              Stephen D. Chubb
                                              Director, Chairman and
                                              Chief Executive Officer
                                              (principal executive officer)


Date:  November 8, 2000                    By: /s/ John S. Doherty
                                              ---------------------
                                              John S. Doherty
                                              Vice President,
                                              Chief Financial Officer and
                                              Treasurer
                                              (principal accounting and
                                              financial officer)

                                  EXHIBIT INDEX

EXHIBIT
NUMBER        DESCRIPTION
-------       -----------

27            Financial Data Schedule