Form 10-K
period 2000-12-31
MATRITECH INC/DE/
filed 2001-03-20
CIK 884847

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000.
                                       OR

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. []

     Aggregate market value, as of March 1, 2001, of Common Stock held by non-affiliates of the registrant: $93,659,622 based on the last reported sale price on the Nasdaq Stock Market.

     Number of shares of Common Stock outstanding on March 1, 2001: 25,837,137

                      DOCUMENTS INCORPORATED BY REFERENCE

     The registrant intends to file a Definitive Proxy Statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2000. Portions of such Proxy Statement are incorporated by reference in Part III of this report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS.

OVERVIEW

     Matritech, Inc. (the "Company" or "Matritech") develops, manufactures and markets innovative cancer diagnostic products based on its proprietary nuclear matrix protein ("NMP") technology. The nuclear matrix, a three dimensional protein framework within the nucleus of cells, plays a fundamental role in determining cell type by physically organizing the contents of the nucleus, including DNA. The Company has demonstrated that there are differences in the types and amounts of NMPs found in cancerous and normal tissue and believes the detection of such differences in NMPs provides important diagnostic information about cellular abnormalities, including cancer. Using its proprietary NMP technology and expertise, the Company has developed non-invasive or minimally invasive cancer diagnostic tests for bladder and cervical cancer and is developing additional tests for breast, colon and prostate cancer. The Company's objective is to develop tests that will be more accurate than existing non-NMP tests and will result in lower treatment costs and a higher standard of patient care than currently available tests.

     NMP22 Test Kit for Bladder Cancer. The Company's first product based on its NMP technology, the NMP22(*) Test Kit for bladder cancer, was cleared for sale in the United States by the U.S. Food and Drug Administration ("FDA") in 1996 as a prognostic indicator for the recurrence of bladder cancer. In January 2000, the FDA cleared the NMP22 Test Kit for use in testing previously undiagnosed individuals who have symptoms of or are at risk for bladder cancer. In 1998, the Company and Curtin Matheson Scientific, now known as Fisher Diagnostics ("Fisher"), a division of Fisher Healthcare Company, L.L.C., entered into a co-exclusive distribution agreement for the NMP22 Test Kit in the United States. In 1998, the NMP22 Test Kit for bladder cancer was approved for sale in Japan by the Japanese Ministry of Health and Welfare ("Koseisho") for use in screening previously-undiagnosed bladder cancer patients. The Company has an exclusive distribution agreement for the NMP22 Test Kit in Japan with Konica Corporation ("Konica"). In 1999, the State Drug Administration in the People's Republic of China approved the NMP22 Test Kit for sale for the detection and management of bladder cancer. In 1999, the Company entered into a distribution agreement with General Biologicals Corporation for the distribution of the NMP22 Test Kit in connection with an annual screening program in Taiwan. The NMP22 Test Kit has been commercially available in Europe since 1995 and is distributed through the Company's subsidiary, Matritech GmbH, and other distributors throughout Europe. The NMP22 Test Kit is currently being marketed in Asia and in many other countries worldwide. The Company has retained worldwide manufacturing rights for the NMP22 Test Kit as well as certain marketing rights in the United States.

     Test for Cervical Cancer. The Company has also identified an NMP specific to cervical cancer and has developed a diagnostic test, the NMP179 Test, based on its proprietary NMP technology for this cancer type. Matritech's scientists have reported the results of preclinical trials of its NMP179 Test for the identification of women with cancer or precancerous conditions of the cervix. These studies, which were conducted in collaboration with several leading women's health centers in New England, confirm the accuracy of the NMP179 antibody in identifying women at elevated risk for cervical cancer. The Company is in the process of optimizing the format and procedures relating to the NMP179 Test in preparation for conducting FDA clinical trials to obtain approval to market the test in the United States. The Company plans to conduct this testing in conjunction with a partner or partners of automated instruments for the analysis of the cells obtained during the Pap smear procedure. Discussions with suitable cervical specimen automation partners are underway.

     Breast, Colon and Prostate Cancer Tests. Using mass spectrophotometric techniques, Matritech scientists have detected the presence of NMPs in the blood of women with breast cancer which are absent in

---------------

(*) NMP22(R) is a registered trademark and NMP179(TM) and Matritech(TM) are trademarks of Matritech, Inc. All other trademarks, service marks or trade names used in this report are the property of their respective owners.

the blood of women without breast cancer, as well as those with fibroadenoma, a benign breast disease. In August 2000, Matritech reported that its scientists had identified proteins in the blood of patients with colon cancer, which were not present in the blood of individuals without cancer nor in the blood of patients with certain benign conditions of the lower digestive tract. Subsequent testing has revealed that the proteins are also present in the blood of individuals with certain "high-risk" polyps of the colon and those with diverticulitis. The Company's clinical consultants have commented that the identification of high risk polyps could be a desirable feature for a colon cancer screening test and that the symptoms of diverticulitis would not be confused with colon cancer. In October 1999, the Company entered into a collaboration with Johns Hopkins University School of Medicine to develop a new prostate cancer test that has the potential to differentiate between aggressive and indolent disease, thereby indicating the extent of treatment necessary.

     Other Diagnostic Products. In June 2000, the Company acquired ADL GmbH, now called Matritech GmbH, a European distributor of diagnostic testing products, including the Company's NMP22 Test Kit for bladder cancer. In addition, Matritech GmbH distributes allergy and other diagnostic testing products on behalf of several manufacturers with which it holds distribution agreements, the most significant of which is with Hitachi Chemical Diagnostics for their CLA Allergy Test System.

     Matritech was incorporated in Delaware in October 1987. The Company's headquarters are located at 330 Nevada Street, Newton, Massachusetts 02460 and its telephone number is (617) 928-0820.

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

     The Company uses its proprietary technology and expertise to identify, isolate and extract NMPs from cancerous and normal tissues. Following extraction, the Company's scientists characterize and sequence cancer-specific NMPs, which generally are absent, or present at low levels, in the urine, blood and cells of healthy individuals. The Company then develops proprietary antibodies to these NMPs and incorporates the antibodies into industry-standard diagnostic formats, such as blood-based immunoassays. During the past two years, the Company's scientists have used mass spectrometry to discover and identify proteins in the blood of cancer patients, which are absent from the blood of individuals without cancer. During this period, the Company has reported its identification of cancer proteins for both breast and colon cancer and is currently analyzing blood from prostate cancer patients to identify proteins specific to that cancer.

     The Company's core NMP technology is licensed from the Massachusetts Institute of Technology ("MIT"). Under the current terms of the Company's license from MIT, the Company's worldwide license is exclusive until the expiration of all claims contained in these patents in 2006. The Company has made additional advances in NMP technology and has filed its own patent applications and acquired patent rights or such advances in the United States, as well as corresponding applications and patent rights in selected foreign countries. To date, Matritech has been granted fourteen additional United States patents.

MATRITECH'S PRODUCTS AND PRODUCTS UNDER DEVELOPMENT

  NMP22 Test Kit for Bladder Cancer

     In 1996, Matritech's NMP22 Test Kit for bladder cancer was cleared for sale in the United States by the FDA as a prognostic indicator for the recurrence of bladder cancer. The FDA's action was based upon data generated during an extensive clinical trial of the NMP22 Test Kit involving more than 700 subjects at 14 clinical trial sites, including bladder cancer patients, patients with other cancers, patients with non-cancerous urinary conditions (such as urinary tract infections) and healthy subjects. In January 2000, the FDA cleared the expanded use of the Company's NMP22 Test Kit as an aid in identifying previously undiagnosed individuals who have symptoms of or are at risk for bladder cancer.

     In 1998, the NMP22 Test Kit for bladder cancer was approved for sale in Japan by Koseisho for use in screening previously undiagnosed individuals. In 1999, the NMP22 Test Kit was also approved for sale in the People's Republic of China by the State Drug Administration for the detection and management of bladder cancer. The Company is currently marketing this product in the United States through its own sales force and a distributor, in Europe through its German subsidiary, Matritech GmbH, and in other major markets worldwide through distributors. Sales of the NMP22 Test Kit began in certain countries in Europe in 1995.

     The Company believes that the use of the NMP22 Test Kit enables urologists to identify and manage bladder cancer patients with less invasive and less frequent procedures, thereby potentially reducing treatment costs while maintaining a high standard of patient care. If the level of the NMP22 marker in a bladder cancer patient is low (less than or equal to 10 units per milliliter) 10 or more days after surgery, there is a high probability that there will be no evidence of disease upon follow-up cystoscopic examination. Consequently, the urologist may decide to postpone the next cystoscopy in order to reduce the cost, anxiety and risk to the patient. Similarly, a level of NMP22 marker greater than 10 units per milliliter indicates a higher risk that the follow-up cystoscopic examination will indicate a recurrence of disease, enabling the urologist to make more aggressive patient management decisions. The Company believes that when the NMP22 Test Kit is used as part of the diagnostic work-up for bladder disorders it gives physicians a valuable non-invasive tool to help them determine whether an individual's hematuria (blood in the urine) is caused by bladder cancer or by a non-life-threatening condition. The Company believes that the NMP22 Test Kit has the potential to make a positive impact on the accurate and cost-effective detection and management of bladder cancer.

     The Company has entered into distribution arrangements in the United States and selected European and other countries for the NMP22 Test Kit. In 1994, the Company entered into an exclusive distribution agreement in Japan with Konica. Under the terms of its agreement with Konica, Matritech sells NMP22 Test Kits to Konica for resale in Japan at prices based on Japanese reimbursement rates. Konica has limited manufacturing rights if the Company fails to deliver required quantities of test kits. In 1998, the Company entered into a distribution agreement with Fisher whereby the Company retained its right to distribute the NMP22 Test Kit in the United States through its own sales force but granted Fisher an otherwise exclusive right to distribute the NMP22 Test Kit to hospitals and commercial laboratories within the United States. In 1999, the Company entered into a distribution agreement with General Biologicals Corporation for the distribution of the NMP22 Test Kit in Taiwan as a part of an annual screening program for bladder cancer. The Company has retained worldwide manufacturing rights for the NMP22 Test Kit.

  Cervical Cancer Product (NMP179)

     Matritech's scientists have reported the results of preclinical trials of its NMP179 Test for the identification of women with cancer or precancerous conditions of the cervix. These studies, which were conducted in collaboration with several leading women's health centers in New England, confirm the efficacy of the NMP179 antibody in identifying women at elevated risk for cervical cancer. The Company is in the process of optimizing the format and procedures relating to the test in preparation for conducting FDA clinical trials to obtain approval to market the test in the United States. The Company plans to conduct these trials with a partner or partners using their automated instrumentation in conjunction with NMP179 to identify women with cervical cancer and high risk precancer. Matritech has maintained its worldwide manufacturing and marketing rights to its cervical cancer product.

  Breast Cancer Product (NMP66)

     During 1998, Matritech scientists, using a mass spectrometer instrument, demonstrated the ability to detect certain breast cancer markers in the blood of cancer patients which were not present in the blood of normal individuals. In 1999, the Company announced the results of its analysis of blood specimens from 20 women with breast cancer and 20 women thought to be free of the disease. Matritech scientists found specific proteins in the blood of all 20 women with breast cancer and by contrast, found no evidence of such proteins in the blood of any of the women without breast cancer. In March 2000, the Company announced that its scientists detected the presence of NMPs in the blood of women with breast cancer which are absent in the blood of women without breast cancer as well as those with fibroadenoma, a benign breast disease. The Company is investigating opportunities to offer NMP66 testing services directly from clinical laboratories with which it would have a partnership. Matritech believes that the distinctive NMPs found in breast cancer cells and the Company's ability to detect these NMPs in blood may enable it to develop a breast cancer blood-based assay more accurate than products presently available. The Company has retained worldwide manufacturing and marketing rights for its breast cancer product under development.

  Colon Cancer Product

     The Company is also developing a blood-based colon cancer test based upon the NMP identified using its mass spectrophotometric discovery procedure. Blood specimens for use in generating clinical data for a premarket approval submission to the FDA have been collected and the Company believes that these specimens are sufficient to substantiate a claim for the use of its colon cancer test kit for the differential diagnosis of individuals exhibiting symptoms such as rectal bleeding. The Company intends to use these specimens to validate the performance of its mass spectrophotometer-detected protein. The Company intends to conduct the specimen testing in collaboration with an automated instrument partner or clinical laboratory. Consequently, the timing of the launch of a product or testing service using the Company's colon cancer test will depend upon concluding a satisfactory agreement with such a partner, if any, and upon completion of work necessary to design the test's automated format, as the Company and such partner agree. The Company has retained worldwide manufacturing and marketing rights for its colon cancer test. The Company is seeking clinical laboratories and automated instrument partners for this test.

  Prostate Cancer Product

     In 1999, the Company entered into a collaboration with Alan Partin, M.D., Ph.D. of the Johns Hopkins University School of Medicine to develop a new prostate cancer test that the Company believes has the potential to differentiate between aggressive and indolent forms of prostate cancer, thereby indicating the extent of treatment necessary. The Company's scientists are testing blood specimens from men with prostate cancer using mass spectrophotometric techniques similar to those used to discover cancer proteins for breast and colon cancer. The Company believes that it will be successful in identifying cancer proteins for prostate cancer suitable for routine use by clinical laboratories in the management of prostate cancer patients. A previous study reported by Dr. Partin and his investigators at the Johns Hopkins School of Medicine found that the level of an NMP was elevated in the majority of life-threatening aggressive tumors and was not found in normal prostate tissue and absent or present at lower levels in indolent forms of prostate cancer, which is believed to be non life-threatening. The Company has retained worldwide manufacturing and marketing rights for its prostate cancer product under development. The Company is seeking clinical laboratories and automated instrument partners for this test.

MARKETING AND SALES

     The Company has retained rights to sell all of its products in the United States. Matritech is selling its NMP22 Test Kit for bladder cancer in the United States to clinical laboratories using its own direct sales force, and in 1998 entered into a distribution agreement with Fisher granting Fisher the co-exclusive right with Matritech to distribute the NMP22 Test Kit to hospitals and commercial laboratories within the United States. The Company currently has two full-time sales representatives in the United States. The Company's German subsidiary, Matritech GmbH, which was acquired in June 2000, along with additional distributors, sells the product in Europe. Matritech GmbH currently has five full-time sales representatives. In the rest of the world, the Company sells the NMP22 Test Kit through distributors.

     During the year ended December 31, 2000, the Company received approximately 13% and 18% of its revenue from Konica and Fisher, respectively. During the year ended December 31, 1999, the Company received approximately 30% and 49% of its revenue from Konica and Fisher, respectively. During the year ended December 31, 1998, the Company received approximately 29% and 31% of its revenue from Wallac ADL and Fisher, respectively.

     During the years ended December 31, 1998, 1999 and 2000, 52%, 53% and 19%, respectively, of the Company's total product sales were from the United States and 48%, 47% and 81%, respectively, were from foreign countries. Product sales generated outside the United States during the years ended December 31, 1998 and 2000 was primarily from Europe. For the year ended December 31, 1999, product sales generated outside of the United States were primarily from Asia. See Note 9 of Notes to Consolidated Financial Statements -- "Segment and Geographic Information."

FOREIGN OPERATIONS

     In June 2000, the Company acquired all of the outstanding shares of capital stock of ADL GmbH, Gesellschaft fur Allergie, Diagnostika und Laborkonzepte ("ADL"), now called Matritech GmbH, a European distributor of diagnostic testing products, including the Company's NMP22 Test Kit for bladder cancer. Matritech GmbH is located in Freiburg, Germany. This acquisition was accounted for as a purchase, and accordingly the results of operations of Matritech GmbH from June 28, 2000 forward are included in the Company's consolidated statements of operations.

     The aggregate purchase price of $801,000 consisted of assumed liabilities of $700,000 and acquisition costs of $101,000. The purchase price was allocated based upon the fair value of the tangible and intangible assets acquired. Total tangible assets acquired were $533,000 comprised of current assets of $311,000, net fixed assets of $201,000 and other assets of $21,000. Goodwill of $268,000 was recorded in connection with the acquisition and is being amortized ratably over three years.

     In connection with the acquisition, the Company issued 37,153 shares of the Company's common stock to the former shareholders of ADL. These shares are restricted subject to continued employment of the ADL shareholders. This issuance of shares was valued at $214,300, and is being recorded ratably as compensation over the three year employment period.

     At December 31, 2000, approximately 7% of the Company's total assets were located at the German subsidiary, and approximately 54% of its revenue and 11% of its expenses, including cost of product sales, for fiscal year 2000 were related to this European operation.

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

MANUFACTURING AND FACILITIES

     The Company currently assembles its test kits in a portion of its 22,500 square-foot facility in Newton, Massachusetts and relies on subcontractors for certain components and processes. The Company's lease is for a term of five years and expires on December 31, 2005. The annual base rent for each year of the term is $405,000. The Company has retained all manufacturing rights for its products and products under development, except for certain rights that could be granted to the Company's NMP22 Test Kit distribution partner in Japan if the Company fails to perform under its agreement with such distributor.

     The Company currently relies on sole suppliers for certain key components for its NMP22 Test Kit for bladder cancer. In the event that the components from such suppliers should become unavailable for any reason, the Company would seek alternative sources of supply, which may entail making regulatory submissions and obtaining regulatory approvals from the FDA or such alternative suppliers. Although the Company attempts to maintain an adequate level of inventory to provide for these and other contingencies, should its manufacturing process be disrupted as a result of a shortage of key components or a revalidation of new components, there can be no assurance that the Company would be able to meet its commitments to customers. The Company is also subject to the FDA's Good Manufacturing Practice ("GMP") requirements. See "Government Regulation" below.

COMPETITION

     Matritech is not aware of any other company selling diagnostic or therapeutic products based on NMP technology. However, competition in the development and marketing of cancer diagnostics and therapeutics, using a variety of technologies, is intense.

     There are many pharmaceutical companies, biotechnology companies, public and private universities and research organizations actively engaged in the research and development of diagnostic testing products. Many of these organizations have financial, manufacturing, marketing and human resources greater than those of the Company. Matritech expects that its diagnostic products will compete largely on the basis of clinical utility, accuracy (sensitivity and specificity), ease of use and other performance characteristics, price, patent position, as well as on the effectiveness of the Company and its marketing partners.

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

     A number of companies are attempting to develop automated instruments for Pap smear analysis that would compete with the NMP179 cervical cancer product being developed by the Company. These companies are computerizing image analysis techniques to automate much of the work currently done by cytotechnologists. To date, several of these instruments have been approved by the FDA for rescreening Pap smear slides previously identified by a cytotechnologist as normal as well as the primary screening of cervical specimens.

     Recently, the FDA cleared a cervical diagnostic product, Hybrid Capture II ("HCII"), for use in detecting HPV, the viral infection believed to cause cervical cancer. Although many women, especially those under 35 years of age, are infected with this virus and thus positive for HPV, most do not progress to cervical cancer. Nevertheless, the test for HPV may be selected by some gynecologists and clinical pathologists to identify women at higher risk of developing cervical cancer.

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

     Should the Company decide to develop and seek to market therapeutic products, competition will be based, among other things, on product efficacy, safety, reliability, price and patent position as well as the state of the industry and effectiveness of the Company, future marketing partners and competitors. The Company currently is not developing any therapeutic products.

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

     The protection offered by these patents extends to the detection and measurement of NMPs, or associated nucleic acids, using antibody or gene probe formats, as well as to certain assay methods exploiting NMPs. With regard to related NMP advances, Matritech has filed additional United States patent applications and, in certain circumstances, foreign counterparts in one or more countries including Australia, Canada and selected countries in Europe and Asia. The Company currently has fourteen additional United States patents and eight applications on file in the United States on these disclosures. Certain United States patents provide additional protection for Matritech's NMP22 Test Kit for bladder cancer until 2015. The Company intends to file additional patent applications in the future. The Company believes that any patents that may issue from its applications will provide competitive protection for its products after expiration of its license from MIT. The Company also intends to rely on its unpatented proprietary information to maintain and develop its commercial position.

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

     In 1996, the FDA cleared Matritech's NMP22 Test Kit for bladder cancer for sale in the United States as a prognostic indicator for bladder cancer (i.e., as a predictor of bladder cancer recurrence following therapy, such as surgical excision of cancerous tissue). In January 2000 the FDA cleared the expanded use of the Company's NMP22 Test Kit for the additional use of testing previously undiagnosed individuals who have symptoms of or are at risk for bladder cancer.

     In connection with Matritech's colon cancer program, blood specimens for use in generating clinical data for a PMA submission to the FDA have been collected and the Company believes that these specimens are sufficient to substantiate the use of Matritech's colon cancer test for the differential diagnosis of individuals exhibiting symptoms such as rectal bleeding. The Company intends to use these specimens to validate the performance of a NMP-based test employing its colon cancer NMPs. The Company intends to conduct the specimen testing in collaboration with an automated instrument partner or clinical laboratory. Consequently, the timing of a product launch for the Company's colon cancer test will depend upon concluding a satisfactory agreement with such a partner and the completion of work necessary to design the test's format, as the Company and such partner may agree.

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

     The introduction of the Company's developmental-stage test products in foreign markets will also subject the Company to foreign regulatory clearances which may impose additional substantial costs and burdens. International sales of medical devices are subject to the regulatory requirements of each country. The regulatory review process varies from country to country. Many countries also impose product standards, packaging requirements, labeling requirements and import restrictions on devices. In addition, each country has its own tariff regulations, duties and tax requirements. In Germany, where the Company began selling its NMP22 Test Kit for bladder cancer in 1995, no regulatory approval comparable to the United States PMA is required prior to public sale of diagnostic products. In 1998, Koseisho approved the NMP22 Test Kit for sale in Japan for use in screening previously undiagnosed patients. In 1999, the State Drug Administration in the People's Republic of China approved the NMP22 Test Kit for sale in the People's Republic of China for the detection and management of bladder cancer.

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

EMPLOYEES

     As of March 1, 2001, the Company had 42 full-time employees, 15 of whom were engaged in research and development. The Company's future success depends in part on its ability to recruit and retain talented and trained scientific, technical, marketing and business personnel. The Company has been successful to date in hiring and retaining such personnel, but there can be no assurance that such success will continue. None of the Company's employees is represented by a labor union, and the Company considers its relations with its employees to be excellent.

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

     During 1998, 1999 and 2000 Matritech spent approximately $3.3 million, $2.5 million and $2.3 million, respectively, on research and development. Substantially all of these expenditures were related to the development of diagnostic products.

ITEM 2.  PROPERTIES.

     The Company leases corporate headquarters, research and development and manufacturing facilities in Newton, Massachusetts which occupy approximately 22,500 square feet. The Company's lease is for a term of five years and expires on December 31, 2005. The annual base rent for each year of the term is $405,000. Additionally, the Company leases sales office space in Freiburg, Germany of approximately 5,400 square feet. The German lease is for a term of five years and expires on January 31, 2006. The annual base rent for each year of the term is approximately $50,000.

ITEM 3.  LEGAL PROCEEDINGS.

     The Company is not currently a party to any material pending legal proceeding.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter of 2000.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Stock is traded on The Nasdaq National Market tier of The Nasdaq Stock Market ("Nasdaq National Market") under the symbol: "NMPS." The following table sets forth the range of quarterly high and low bid price information for the Common Stock as reported by the Nasdaq National Market.

                                                              HIGH         LOW
                                                              ----         ---
FISCAL 1999
First Quarter...............................................  $ 2 3/8      $1 1/8
Second Quarter..............................................    1 11/16     1 5/32
Third Quarter...............................................    4 23/32      1/2
Fourth Quarter..............................................    5 15/32     1 7/8
FISCAL 2000
First Quarter...............................................  $19 3/8      $2 7/8
Second Quarter..............................................   10 1/2       3 9/16
Third Quarter...............................................    9 11/16     3
Fourth Quarter..............................................    7 1/16      2

     As of March 1, 2001, there were approximately 332 shareholders of record. The Company believes that shares of the Company's Common Stock held in bank, money management, institution and brokerage house "nominee" names may account for an estimated 11,400 additional beneficial holders.

     The Company has never paid cash dividends on its Common Stock. The Company currently intends to retain any earnings to finance future growth and therefore does not anticipate paying any cash dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

     During the fiscal year ended December 31, 2000, the Company issued the following securities that were not registered under the Securities Act of 1933, as amended (the "Securities Act"):

     On June 28, 2000, the Company acquired all of the outstanding capital stock of ADL, now called Matritech GmbH. In connection with this acquisition, an aggregate of 37,153 shares of the Company's Common Stock were issued in exchange for all of the outstanding shares of ADL.

ITEM 6.  SELECTED FINANCIAL DATA.

     The selected financial data presented below for each year in the five-year period ended December 31, 2000 have been derived from the Company's consolidated financial statements, which have been audited by Arthur Andersen LLP, independent public accountants. This data should be read in conjunction with the financial statements, related notes, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other financial information included elsewhere in this Form 10-K.

                                           1996           1997           1998           1999           2000
                                       ------------   ------------   ------------   ------------   ------------
STATEMENTS OF OPERATIONS DATA:
Revenue:
  Product sales and collaboration
    fees.............................  $  1,881,833   $    747,532   $    967,759   $    622,808   $  1,245,611
                                       ------------   ------------   ------------   ------------   ------------
Expenses:
  Cost of product sales..............       149,391        746,659        749,436        603,349        983,466
  Research & development.............     3,760,402      3,196,731      3,260,932      2,543,456      2,295,097
  Selling, general &
    administrative...................     3,665,298      4,840,495      4,922,114      3,803,252      5,130,124
                                       ------------   ------------   ------------   ------------   ------------
         Total operating expenses....     7,575,091      8,783,885      8,932,482      6,950,057      8,408,687
                                       ------------   ------------   ------------   ------------   ------------
         Loss from operations........     5,693,258      8,036,353      7,575,091      6,327,249      7,163,076
  Interest income....................       528,583        566,686        457,678        224,658        345,644
  Interest expense...................            --          5,420         28,479         21,625         18,822
                                       ------------   ------------   ------------   ------------   ------------
         Net loss....................  $ (5,164,675)  $ (7,475,087)  $ (7,535,524)  $ (6,124,216)  $ (6,836,254)
                                       ============   ============   ============   ============   ============
Basic/diluted net loss per common
  share(1)...........................  $      (0.32)  $      (0.43)  $      (0.40)  $      (0.29)  $      (0.28)
                                       ============   ============   ============   ============   ============
Weighted average number of common
  shares outstanding(1)..............    15,900,467     17,512,242     18,608,784     21,126,422     24,802,015
                                       ============   ============   ============   ============   ============
                                           1996           1997           1998           1999           2000
                                       ------------   ------------   ------------   ------------   ------------
BALANCE SHEET DATA:
Cash and cash equivalents............  $  6,770,336   $ 11,067,414   $  4,146,821   $  5,612,194   $  4,661,005
Working capital......................     7,165,462     10,989,534      3,787,709      5,341,336      4,587,611
Total assets.........................     8,669,861     12,691,773      5,511,825      6,902,575      6,595,468
Accumulated deficit..................   (26,140,405)   (33,615,492)   (41,151,016)   (47,275,232)   (54,111,486)
Total stockholders' equity...........  $  7,783,984   $ 11,688,674   $  4,399,981   $  5,943,460   $  5,568,008

---------------
(1) Basic and diluted net loss per share are the same for all periods presented. See Note 1 of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     This Annual Report, other reports and communications to securityholders, as well as oral statemenets made by the Company's officers or agents may contain forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements may relate to, among other things, the Company's future revenues, operating income, EBITDA and the plans and objectives of management. In particular, certain statements contained in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in "Factors That May Affect Future Results" constitute forward-looking statements. Actual events or results may differ materially from those stated in any forward-looking statement. Factors that may cause such differences are discussed below and in the Company's other reports filed with the Securities and Exchange Commission.

OVERVIEW

     The Company was incorporated in 1987 to develop, manufacture and market innovative cancer diagnostic products based on its proprietary NMP technology. Matritech has been unprofitable since inception and expects to incur significant operating losses for at least the next several years. For the period from inception to December 31, 2000, the Company incurred a cumulative net loss of approximately $54.1 million.

     The results of operations for the year ended December 31, 2000 include the activities of the Company's German subsidiary, Matritech GmbH, from June 28, 2000 (the date of acquisition) to December 31, 2000. Matritech GmbH distributes the Company's product and other third-party products in Europe.

RESULTS OF OPERATIONS

  Year Ended December 31, 2000 Compared with Year Ended December 31, 1999

     Product sales increased to $1,246,000 from $623,000 for the year ended December 31, 2000 and 1999, respectively. This increase was primarily due to the Company's acquisition of Matritech GmbH on June 28, 2000 along with an increase in sales to Europe and other international locations of products developed and manufactured by Matritech. This increase was partially offset by a decrease in sales to the United States and Japan due to the timing of distributor inventory purchases.

     Cost of product sales increased to $983,000 from $603,000 for the years ended December 31, 2000 and 1999, respectively. As a percentage of product sales, cost of sales decreased to 79% from 97% for the years ended December 31, 2000 and 1999, respectively. The decrease in cost of sales as a percentage of sales is due to the inclusion of Matritech GmbH's sales of third-party products in 2000 which carry higher margins than the products developed and manufactured by Matritech. Matritech product margins are negatively affected by costs related to excess capacity maintained by the Company to support planned future sales increases.

     Research and development expenses decreased to $2,295,000 for the year ended December 31, 2000 from $2,543,000 for the year ended December 31, 1999. The decrease was primarily due to a $150,000 reduction in bladder clinical trial expenses incurred in 1999 in connection with the related FDA submission and $50,000 of expense accrued in 1999 for cervical clinical trials. Personnel-related expenses declined $77,000 due to decreased headcount, and reliance on clinical consultants and clinical travel declined $55,000 and $52,000, respectively, due to the absence of FDA submissions in 2000. These decreases were offset by increases in supplies of $42,000, repairs and maintenance of $44,000, legal expense of $28,000 and consulting of $23,000 as the blood-based development programs began in 2000.

     Selling, general and administrative expenses increased to $5,130,000 for the year ended December 31, 2000 from $3,803,000 for the year ended December 31, 1999. The increase was primarily due to the following: $835,000 increase in compensation expense, related to the issuance of a warrant to an investor relations consultant in July 2000, $539,000 related to Matritech GmbH's operations, increased consulting expense of $263,000, increased administrative personnel costs of $162,000 due to additional headcount, and increased annual report/proxy printing costs of $69,000. These increases were offset by a $101,000 reduction in outside legal costs, a $236,000 reduction in sales personnel costs and a $144,000 reduction in sales travel expenses. Sales expense reductions are due to decreased headcount in the sales department. In addition, advertising costs decreased $94,000 due to reduced reliance on an outside ad agency.

     Interest and other income was $346,000 for the year ended December 31, 2000 and $225,000 for the year ended December 31, 1999. The increase was due to higher average cash balances available for investment and higher investment yields in 2000 as compared to 1999.

     The Company incurred a net loss of $6,836,000 for the year ended December 31, 1999 as compared with a net loss of $6,124,000 for the year ended December 31, 1998. The increased loss was primarily due to the increased selling, general and administrative expenses partially offset by the increased interest income, increased gross margin and reductions in research and development expenses.

  Year Ended December 31, 1999 Compared with Year Ended December 31, 1998

     Product sales and collaboration fees decreased to $623,000 for the year ended December 31, 1999 from $968,000 for the year ended December 31, 1998. Product sales decreased to $623,000 for the year ended December 31, 1999 from $895,000 for the year ended December 31, 1998 due primarily to the timing of domestic and international distributor inventory purchases. Both of these factors led to a decrease in the number of units sold to distributors in 1999. The decrease is also due to a lesser extent to a lower average unit sales price in 1999. The emergence of product sales arising from new partner-based distribution in Japan in 1999 helped to offset the reduction. In addition, collaboration fees decreased $73,000 as the SBIR funding for the Company's NuMA tumor marker project was fulfilled in 1998. There was no SBIR funding in 1999.

     Cost of product sales decreased to $603,000 from $749,000 for the years ended December 31, 1999 and 1998, respectively due to the decrease in product sales. The decrease in gross margin percentage is due to the lower average unit sales price in 1999.

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

LIQUIDITY AND CAPITAL RESOURCES

     Since its inception, the Company has financed its operations primarily through private and public offerings of its securities and through funded development and marketing agreements. At December 31, 2000, the Company had cash and cash equivalents of $4,661,000 and working capital of $4,588,000.

     The Company's operating activities used cash of approximately $5,710,000, $5,941,000 and $6,901,000 for the years ended December 31, 2000, 1999, and 1998, respectively, primarily to fund the Company's operating loss.

     The Company's investing activities used cash of approximately $306,000, $34,000 and $56,000 in the years ended December 31, 2000, 1999, and 1998, respectively, primarily for the purchase of lab equipment, and in the 2000 period, for amounts paid in connection with the purchase of Matritech GmbH. The Company acquired net fixed assets of $202,000 in the acquisition of Matritech GmbH. The Company currently estimates that capital expenditures for fiscal 2001 will be approximately $400,000 primarily consisting of additional lab equipment.

     The Company's financing activities provided cash of approximately $5,073,000, $7,440,000 and $36,000 in the years ended December 31, 2000, 1999, and 1998, respectively, primarily from the sale of equity securities and the exercise of stock options and warrants, net of payments on the notes payable.

     The Company has a term note with Phoenix Leasing Incorporated for equipment purchases. The term note is payable over 48 months, bears interest at 11.75% and is secured by the underlying equipment. The outstanding balance of this note is $63,000 at December 31, 2000.

     In connection with the acquisition of Matritech GmbH, the Company assumed certain debt obligations. At December 31, 2000, these obligations consist of a $131,000 loan from a bank, a $48,000 third-party demand note, and $25,000 worth of car loans. The bank loan is due in June 2004, bears interest at 5.2% and is secured by trade receivables and inventory. The demand note will be repaid by the Company and the Company will be reimbursed by a key Matritech GmbH employee; the Company has recorded a corresponding asset for this employee receivable. The car loans bear interest between 6.99% and 7.50% and are due in monthly installments totalling $1,000.

     The Company's lease on its space in Massachusetts was scheduled to expire on December 31, 2000. In June 2000, the Company signed an amendment to the lease agreement which extended the lease term for an additional five years, ending December 31, 2005, and a five-year option for the period commencing January 1, 2006. The amendment provides for increases in the monthly rent amount and the security deposit, however, the remainder of the lease terms are substantially unchanged.

     In July 2000, the Company filed a Form S-3 shelf registration statement with the Securities and Exchange Commission for the issuance of up to 2.45 million shares of the Company's common stock. In August 2000, the Company entered into a common stock purchase agreement covering the sale of up to $30 million (a maximum of 2.45 million shares) of the Company's common stock with Acqua Wellington North American Equities Fund, Ltd. ("Acqua"). Draw downs to purchase stock are initiated at the Company's sole discretion, and the Company sets a minimum threshold price (not less than $3.00 per share) beneath which Acqua is not required to purchase. Draw downs are in effect for 20 consecutive trading days after authorization by the Company, with a maximum of 12 draw downs, each not to exceed $10 million, during the term of the agreement. Shares are purchased at a discount (ranging from 3.0 - 4.5% depending on the threshold price) to the market price at any time beginning in August 2000 and ending in October 2001. If the Company has not requested draw downs in the aggregate amount of $7.5 million by June 2001, the Company must pay Acqua either $225,000 or issue warrants to purchase 112,500 shares. During 2000, Acqua purchased 281,082 shares, with net proceeds to the Company of $1,476,000. In February 2001, Acqua purchased 198,594 shares, with net proceeds to the Company of $895,000.

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

     At December 31, 2000, the Company had $4,661,000 in cash and cash equivalents and $4,588,000 of working capital. The Company believes that its existing cash resources and the existing equity arrangement with Acqua will satisfy its capital needs through 2001.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS

     The Company's future financial and operational results are subject to a number of material risks and uncertainties that may affect such results or conditions, including:

     Access to Capital. The Company needs to obtain additional long-term financing to continue to manufacture and market its products, to conduct research and development, and to conduct clinical trials as currently contemplated. The amount of additional funding needed depends on several variables that affect the Company's capital needs, including the results of clinical trials, the actions of regulatory agencies like the FDA and market acceptance of the Company's products and resulting revenue streams. Although the Company entered into an equity financing agreement that should enable it to obtain additional financing over the near-term, depending on market conditions, the Company will consider various financing alternatives, including equity or debt financing and corporate partnering arrangements. There can be no assurance, however, that this additional funding will be available on terms acceptable to the Company, if at all. If additional financing is not available, the Company may be required to further curtail expenses or take other steps that adversely affect the Company's future performance.

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

     Uncertainties Associated with Future Performance. The Company's success in the market for diagnostic products will depend, in part, on the Company's ability to: successfully develop, test, produce and market its products; obtain necessary governmental approvals in a timely manner; attract and maintain key employees; and successfully respond to technological changes in its marketplace. The Company has limited internal marketing and sales resources and personnel. In order to market successfully the Company's current and future products in the United States, Germany and other territories in which it does not, or does not intend to, use third-party distributors, the Company will need to develop a larger marketing and sales force with appropriate technical expertise and distribution capability. The Company may be unable to establish the marketing and sales capabilities that it needs, and the Company may be unsuccessful in gaining wide market acceptance for its products.

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

     Reliance on Sole Suppliers. The Company currently relies on sole suppliers for certain key components for its NMP22 Test Kit. In the event that the components from such suppliers should become unavailable for any reason, the Company would seek alternative sources of supply, which may entail making regulatory submissions and obtaining regulatory approvals from the FDA or such alternative suppliers. Although the Company attempts to maintain an adequate level of inventory to provide for these and other contingencies, should its manufacturing process be disrupted as a result of a shortage of key components or a revalidation of new components, there can be no assurance that the Company would be able to meet its customer commitments. The Company's failure or delay in meeting its commitments could cause sales to decrease, market share to be lost permanently, and could result in significant expenses to obtain alternative sources of supply with the necessary facilities and know-how.

     Recent Acquisition. In June 2000, the Company completed the acquisition of Matritech GmbH. The Company faces challenges relating to integration of operations such as coordinating geographically separate organizations, integrating personnel with disparate business backgrounds and combining different corporate cultures. There can be no assurance that the acquired business or its products will be successful, that the Company will successfully integrate the acquired business into the Company, or that the Company will achieve the desired synergies from the transaction.

     Foreign Exchange. To the extent that foreign currency exchange rates fluctuate in the future, the Company may be exposed to continued financial risk. These can be no assurance that the Company will be successful in limiting its exposure.

     Euro Currency. In January 1999, certain member countries of the European Union ("EU") established fixed conversion rates between their existing currencies and the EU's common currency, the euro. The former currencies of the participating countries are scheduled to remain legal tender as denominations of the euro until January 2002 when the euro will be adopted as the sole legal currency. The Company is currently assessing the impact that the conversion to the euro will have on its European operations. The Company is evaluating the potential impact in several areas of its business including the ability of its information systems to handle euro-denominated transactions and the impact on exchange costs and currency exchange rate prices. The Company is also evaluating the impact that cross-border price transparencies, which may affect the ability to price products differently in various countries, will have on its margin. Although the Company is still in the assessment phase, the conversion to the euro is not expected to have a material impact on the Company's operations or financial position.

ITEM 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Investment Portfolio. The Company owns financial instruments that are sensitive to market and interest rate risks as part of its investment portfolio. The investment portfolio is used to preserve the Company's capital until it is required to fund operations including the Company's research and development activities. None of these market-risk sensitive instruments are held for trading purposes. The Company does not use derivative financial instruments, as specified in the Company's investment policy guidelines; the policy also limits the amount of credit exposure to any one issue, issuer, and type of instrument. See Note 1 of Notes to Consolidated Financial Statements -- "Operations and Significant Accounting Policies".

     Foreign Exchange. The accounts of Matritech GmbH are translated in accordance with SFAS No. 52, Foreign Currency Translation. In translating the accounts of Matritech GmbH into U.S. dollars, assets and liabilities are translated at the rate of exchange in effect at year-end, while stockholders' equity is translated at historical rates. Revenue and expense accounts are translated using the weighted-average exchange rate in effect during the period. Foreign currency translation and transaction gains or losses for Matritech GmbH are included in the accompanying consolidated statements of operations since the functional currency for Matritech GmbH is the Deutsche Mark. The Company had sales of approximately $667,000 denominated in foreign currency from June 28, 2000 to December 31, 2000, the period during which the acquisition was effective.

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

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS

     The information concerning directors of the Company required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company's fiscal year ended December 31, 2000 under the headings "Occupations of Directors and Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance."

EXECUTIVE OFFICERS

     The information concerning executive officers of the Company required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company's fiscal year ended December 31, 2000 under the headings "Occupations of Directors and Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance."

ITEM 11.  EXECUTIVE COMPENSATION.

     The information required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company's fiscal year ended December 31, 2000, under the heading "Compensation and Other Information Concerning Directors and Officers."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company's fiscal year ended December 31, 2000, under the heading "Securities Ownership of Management and Principal Stockholders."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information, if any, required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission within 120 days after the close of the Company's fiscal year ended December 31, 2000, under the heading "Certain Relationships and Related Transactions."

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) 1. Consolidated Financial Statements.
          Report of Independent Public Accountants.
          Consolidated Balance Sheets as of December 31, 1999 and 2000. Consolidated Statements of Operations for the Years Ended December 31,
            1998, 1999 and 2000.
          Consolidated Statements of Stockholders' Equity for the Years Ended
            December 31, 1998, 1999 and 2000.
          Consolidated Statements of Cash Flows for the Years Ended December 31,
            1998, 1999 and 2000.
          Notes to Consolidated Financial Statements.

     2. No schedules are submitted because they are not applicable, not required or because the information is included in the Consolidated Financial Statements or Notes to Consolidated Financial Statements.

     3. List of Exhibits.

EXHIBIT
NUMBER                          DESCRIPTION OF EXHIBIT
-------                         ----------------------
     3.1     Amended and Restated Certificate of Incorporation of the
             Registrant (filed as Exhibits 3, 4.1 to the Company's
             Registration Statement No. 33-46158 on Form S-1 and
             incorporated herein by reference).
     3.2     Amended and Restated By-Laws of the Registrant (filed as
             Exhibits 3.2, 4.1 to the Company's Registration Statement
             No. 33-46158 on Form S-1 and incorporated herein by
             reference).
     3.3     Certificate of Amendment dated June 16, 1994, of Amended and
             Restated Certificate of Incorporation of the Registrant
             (filed as Exhibit 3.2 of the Company's Quarterly Report on
             Form 10-Q for the fiscal quarter ended June 30, 1995 and
             incorporated herein by reference).
     3.4     Certificate of Amendment dated June 5, 1995, of Amended and
             Restated Certificate of Incorporation of the Registrant
             (filed as Exhibit 3.3 of the Company's Quarterly Report on
             Form 10-Q for the fiscal quarter ended June 30, 1995 and
             incorporated herein by reference).
     4.1     Description of Capital Stock contained in the Registrant's
             Amended and Restated Certificate of Incorporation, filed as
             Exhibits 3.1, 3.3 and 3.4.
     4.2     Form of Warrant Agreement and Certificate between the
             Company and certain designees of Sunrise Securities Corp.
             (filed as Exhibit 4.2 to the Company's Form 8-K, filed on
             June 4, 1997 and incorporated herein by reference).
     4.3     Form of Common Stock and Warrant Purchase Agreement between the Company and several investors (filed as Exhibit 4.1 to the Company's Form 8-K, filed on November 22, 1999 and
             incorporated herein by reference).
     4.4     Form of Warrant Agreement issued by the Company to the
             several investors (filed as Exhibit 4.2 to the Company's
             Form 8-K, filed on November 22, 1999 and incorporated herein by reference).
     4.5     Purchase Agreement dated June 28, 2000, by and among Petra
             Urban, on behalf of Franz Maier, Eva Heidt and Joachim
             Hevler, the shareholders of ADL, and Stephan Schmidt, on
             behalf of the Company (filed as Exhibit 4.1 to the Company's
             Form 8-K, filed on July 10, 2000 and incorporated herein by reference).
    10.1*    License Agreement between the Company and the Massachusetts
             Institute of Technology dated December 14, 1987, as amended
             March 15, 1988, December 20, 1989 and March 4, 1992 (filed as Exhibit 10.1 to the Company's Registration Statement No.
             33-46158 on Form S-1 and incorporated herein by reference).

EXHIBIT
NUMBER                          DESCRIPTION OF EXHIBIT
-------                         ----------------------
    10.2#    1988 Stock Plan (filed as Exhibit 10.8 to the Company's
             Registration Statement No. 33-46158 on Form S-1 and
             incorporated herein by reference).
    10.3#    1992 Stock Plan as amended June 16, 2000 (filed as Exhibit
             4.6 to the Company's Registration Statement No. 333-51116 on
             Form S-8, filed on December 1, 2000 and incorporated herein by reference).
    10.4#    Amended and Restated 1992 Non-Employee Director Stock Plan
             as amended June 16, 2000 (filed as Exhibit 4.7 to the
             Company's Registration Statement No. 333-51116 on Form S-8,
             filed on December 1, 2000 and incorporated herein by
             reference).
    10.5#    1992 Employee Stock Purchase Plan (filed as Exhibit 10.11 to the Company's Registration Statement No. 33-46158 on Form
             S-1 and incorporated herein by reference).
    10.6     Form of Indemnity Agreement with directors (filed as Exhibit
             10.14 to the Company's Registration Statement No. 33-46158
             on Form S-1 and incorporated herein by reference).
    10.7     Fourth Amendment dated March 18, 1993 to License Agreement between the Company and the Massachusetts Institute of
             Technology dated December 14, 1987, as amended (filed as
             Exhibit 10.9 to the Company's Annual Report on Form 10-K for
             the fiscal year ended December 31, 1997 and incorporated
             herein by reference).
    10.8     Fifth Amendment dated April 14, 1994 to License Agreement
             between the Company and the Massachusetts Institute of
             Technology dated December 14, 1987, as amended (filed as
             Exhibit 10.1 to the Company's Form 10-Q for the fiscal
             quarter ended March 31, 1994 and incorporated herein by
             reference).
    10.9*    Exclusive Distribution Agreement between the Company and
             Konica Corporation dated as of November 9, 1994 (filed as
             Exhibit 10.26 to the Company's Annual Report on Form 10-K
             for the fiscal year ended December 31, 1994 and incorporated herein by reference).
    10.10**  First Amendment to Agreement of Lease between the Company and One Nevada Realty Trust dated June 22, 2000.
    10.11    Sixth Amendment dated March 1, 1996 to License Agreement
             between the Company and the Massachusetts Institute of
             Technology dated December 14, 1987, as amended (filed as
             Exhibit 10.26 to the Company's Annual Report on Form 10-K
             for the fiscal year ended December 31, 1995 and incorporated herein by reference).
    10.12    Senior Loan and Security Agreement No. 0096 between the
             Company and Phoenix Leasing, Incorporated dated August 29,
             1997 including form of Senior Secured Promissory Note
             between the Company and Phoenix Leasing, Incorporated (filed as Exhibit 10.20 to the Company's Annual Report on Form 10-K
             for the fiscal year ended December 31, 1997 and incorporated herein by reference).
    10.13*   Distributorship Agreement by and between the Company and
             Curtin Matheson Scientific, a division of Fisher Scientific
             Company, L.L.C. dated March 19, 1998 (filed as Exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by
             reference).
    10.14    Form of Subscription Agreement dated March 10, 1999 by and between the Company and certain Investors (filed as Exhibit
             10.17 to the Company's Annual Report on Form 10-K for the
             fiscal year ended December 31, 1999 and incorporated herein by reference).
    10.15    Investor Relations Warrant Agreement dated July 14, 2000, by and among the Company and the individuals set forth on
             Exhibit A thereto (filed as Exhibit 10.1 to the Company's
             Quarterly Report on Form 10-Q for the fiscal quarter ended
             June 30, 2000 and incorporated herein by reference).

EXHIBIT
NUMBER                          DESCRIPTION OF EXHIBIT
-------                         ----------------------
    10.16    Common Stock Purchase Agreement, dated August 22, 2000, by and between the Company and Acqua Wellington North American
             Equities Fund, Ltd. (filed as Exhibit 10.1 to the Company's
             Form 8-K, filed on September 11, 2000 and incorporated
             herein by reference).
    10.17**  Bank Loan between Matritech GmbH and Sparkasse Freiburg, dated May 7, 1999.
    10.18**,++ Distributorship Agreement by and between Matritech GmbH and
             Hitachi Chemical Diagnostics, Inc., dated October 1, 2000.
  23**       Consent of Arthur Andersen LLP.

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

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED, IN THE CITY OF NEWTON, COMMONWEALTH OF MASSACHUSETTS, ON THE 20TH DAY OF MARCH, 2001.

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

                     SIGNATURE                                     TITLE                     DATE
                     ---------                                     -----                     ----
/s/ STEPHEN D. CHUBB                                 Director, Chairman, and Chief      March 20, 2001
---------------------------------------------------    Executive Officer (Principal
Stephen D. Chubb                                       Executive Officer)

/s/ DAVID L. CORBET                                  Director, President and Chief      March 20, 2001
---------------------------------------------------    Operating Officer
David L. Corbet

/s/ JOHN S. DOHERTY, JR.                             Vice President, Chief Financial    March 20, 2001
---------------------------------------------------    Officer and Treasurer
John S. Doherty, Jr.                                   (Principal Accounting and
                                                       Financial Officer)

/s/ JUDITH KURLAND                                   Director                           March 20, 2001
---------------------------------------------------
Judith Kurland

/s/ DAVID RUBINFIEN                                  Director                           March 20, 2001
---------------------------------------------------
David Rubinfien

/s/ RICHARD A. SANDBERG                              Director                           March 20, 2001
---------------------------------------------------
Richard A. Sandberg

/s/ T. STEPHEN THOMPSON                              Director                           March 20, 2001
---------------------------------------------------
T. Stephen Thompson

/s/ C. WILLIAM ZADEL                                 Director                           March 20, 2001
---------------------------------------------------
C. William Zadel

                                MATRITECH, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Public Accountants....................  F-2
Consolidated Balance Sheets as of December 31, 1999 and
  2000......................................................  F-3
Consolidated Statements of Operations for the Years Ended
  December 31, 1998, 1999 and 2000..........................  F-4
Consolidated Statements of Stockholders' Equity for the
  Years Ended December 31, 1998, 1999 and 2000..............  F-5
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1998, 1999 and 2000..........................  F-6
Notes to Consolidated Financial Statements..................  F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Matritech, Inc.:

     We have audited the accompanying consolidated balance sheets of Matritech, Inc. (a Delaware corporation) and subsidiary as of December 31, 1999 and 2000 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Matritech, Inc. and subsidiary as of December 31, 1999 and 2000 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                          ARTHUR ANDERSEN LLP

Boston, Massachusetts
February 12, 2001

                                MATRITECH, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                      DECEMBER 31,
                                                              ----------------------------
                                                                  1999            2000
                                                              ------------    ------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $  5,612,194    $  4,661,005
  Accounts receivable, net..................................       211,016         250,937
  Inventories...............................................       300,897         334,527
  Interest receivable and prepaid expenses..................       112,656         193,182
                                                              ------------    ------------
         Total current assets...............................     6,236,763       5,439,651
                                                              ------------    ------------
PROPERTY AND EQUIPMENT, at cost:
  Laboratory equipment......................................     1,454,823       1,831,109
  Office equipment..........................................       212,698         253,228
  Laboratory furniture......................................        62,739          62,739
  Leasehold improvements....................................        56,981          56,981
  Automobiles...............................................            --          34,059
                                                              ------------    ------------
                                                                 1,787,241       2,238,116
  Less -- Accumulated depreciation and amortization.........     1,186,501       1,456,774
                                                              ------------    ------------
                                                                   600,740         781,342
                                                              ------------    ------------
GOODWILL, net...............................................            --         219,432
OTHER ASSETS, net...........................................        65,072         155,043
                                                              ------------    ------------
                                                              $  6,902,575    $  6,595,468
                                                              ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current maturities of notes payable.......................  $     76,744    $    110,322
  Accounts payable..........................................       274,188         365,811
  Accrued expenses..........................................       536,745         367,474
  Deferred revenue..........................................         7,750           8,433
                                                              ------------    ------------
         Total current liabilities..........................       895,427         852,040
                                                              ------------    ------------
NOTES PAYABLE, less current maturities......................        63,688         157,381
                                                              ------------    ------------
  Other long-term liabilities...............................            --          18,039
                                                              ------------    ------------
Commitments (Notes 4 and 5)
STOCKHOLDERS' EQUITY:
  Preferred stock, $1.00 par value
    Authorized -- 4,000,000 shares
    Issued and outstanding -- none..........................            --              --
  Common stock, $0.01 par value
    Authorized -- 40,000,000 shares
    Issued and outstanding -- 23,552,984 shares in 1999 and
     25,541,282 shares in 2000..............................       235,530         255,413
  Additional paid-in capital................................    52,983,162      59,611,684
  Deferred compensation.....................................            --        (178,582)
  Cumulative translation adjustment.........................            --          (9,021)
  Accumulated deficit.......................................   (47,275,232)    (54,111,486)
                                                              ------------    ------------
         Total stockholders' equity.........................     5,943,460       5,568,008
                                                              ------------    ------------
                                                              $  6,902,575    $  6,595,468
                                                              ============    ============

  The accompanying notes are an integral part of these consolidated financial statements.

                                MATRITECH, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              YEARS ENDED DECEMBER 31,
                                                      -----------------------------------------
                                                         1998           1999           2000
                                                      -----------    -----------    -----------
REVENUE:
  Product sales and collaboration fees..............  $   967,759    $   622,808    $ 1,245,611
                                                      -----------    -----------    -----------
EXPENSES:
  Cost of product sales.............................      749,436        603,349        983,466
  Research and development expense..................    3,260,932      2,543,456      2,295,097
  Selling, general and administrative expense.......    4,922,114      3,803,252      5,130,124
                                                      -----------    -----------    -----------
          Total operating expenses..................    8,932,482      6,950,057      8,408,687
                                                      -----------    -----------    -----------
          Loss from operations......................    7,964,723      6,327,249      7,163,076
                                                      -----------    -----------    -----------
  Interest income...................................      457,678        224,658        345,644
  Interest expense..................................       28,479         21,625         18,822
                                                      -----------    -----------    -----------
          Net loss..................................  $(7,535,524)   $(6,124,216)   $(6,836,254)
                                                      ===========    ===========    ===========
BASIC/DILUTED NET LOSS PER COMMON SHARE.............  $     (0.40)   $     (0.29)   $     (0.28)
                                                      ===========    ===========    ===========
BASIC/DILUTED WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING................................   18,608,784     21,126,422     24,802,015
                                                      ===========    ===========    ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                                MATRITECH, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                      COMMON STOCK
                                 ----------------------   ADDITIONAL                   CUMULATIVE                       TOTAL
                                   NUMBER                   PAID-IN       DEFERRED     TRANSLATION   ACCUMULATED    STOCKHOLDERS'
                                 OF SHARES    PAR VALUE     CAPITAL     COMPENSATION   ADJUSTMENT      DEFICIT         EQUITY
                                 ----------   ---------   -----------   ------------   -----------   ------------   -------------
Balance, December 31, 1997.....  18,566,737   $185,667    $45,118,499           --            --     $(33,615,492)   $11,688,674
  Exercise of common stock
    options....................      43,513        435         51,400           --            --               --         51,835
  Exercise of common stock
    warrants...................      10,000        100         17,900           --            --               --         18,000
  Issuance of common stock
    under employee stock
    purchase plan..............       6,352         64         26,932           --            --               --         26,996
  Compensation related to
    issuance of common stock
    warrants...................          --         --        150,000           --            --               --        150,000
  Net loss.....................          --         --             --           --            --       (7,535,524)    (7,535,524)
                                 ----------   --------    -----------    ---------       -------     ------------    -----------
Balance, December 31, 1998.....  18,626,602    186,266     45,364,731           --            --      (41,151,016)     4,399,981
  Sale of common stock and
    warrants, net of
    commissions and issuance
    costs of $120,578..........   4,896,305     48,963      7,407,338           --            --               --      7,456,301
  Exercise of common stock
    options....................      27,427        274         48,508           --            --               --         48,782
  Issuance of common stock
    under employee stock
    purchase plan..............       2,650         27          3,949           --            --               --          3,976
  Compensation related to
    issuance of common stock
    warrants...................          --         --        158,636           --            --               --        158,636
  Net loss.....................          --         --             --           --            --       (6,124,216)    (6,124,216)
                                 ----------   --------    -----------    ---------       -------     ------------    -----------
Balance, December 31, 1999.....  23,552,984    235,530     52,983,162           --            --      (47,275,232)     5,943,460
  Sale of common stock, net of
    issuance costs of
    $64,051....................     281,082      2,811      1,473,138           --            --               --      1,475,949
  Exercise of common stock
    options....................     188,204      1,882        448,131           --            --               --        450,013
  Exercise of common stock
    warrants...................   1,465,264     14,653      3,378,306           --            --               --      3,392,959
  Issuance of common stock
    under employee stock
    purchase plan..............       3,000         30          4,470           --            --               --          4,500
  Issuance of common stock to
    consultant.................      13,595        136         89,864           --            --               --         90,000
  Compensation related to
    issuance of common stock
    warrants...................          --         --      1,020,684           --            --               --      1,020,684
  Deferred compensation
    shares.....................      37,153        371        213,929     (214,300)           --               --             --
  Amortization of deferred
    compensation shares........          --         --             --       35,718            --               --         35,718
  Cumulative translation
    adjustment.................          --         --             --           --        (9,021)              --         (9,021)
  Net loss.....................          --         --             --           --            --       (6,836,254)    (6,836,254)
                                 ----------   --------    -----------    ---------       -------     ------------    -----------
Balance, December 31, 2000.....  25,541,282   $255,413    $59,611,684    $(178,582)      $(9,021)    $(54,111,486)   $ 5,568,008
                                 ==========   ========    ===========    =========       =======     ============    ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                                MATRITECH, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      YEARS ENDED DECEMBER 31,
                                                              -----------------------------------------
                                                                 1998           1999           2000
                                                              -----------    -----------    -----------
Cash Flows from Operating Activities:
  Net loss..................................................  $(7,535,524)   $(6,124,216)   $(6,836,254)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization...........................      210,648        121,441        205,804
    Amortization of deferred compensation...................           --             --         35,718
    Expense related to issuance of common stock warrant to
      consultant............................................      150,000        158,636      1,020,684
    Expense related to issuance of common stock to
      consultant............................................           --             --         90,000
    Changes in assets and liabilities (excluding the effects
      of the ADL acquisition):
      Accounts receivable...................................      (60,320)       (48,755)       108,280
      Inventories...........................................      150,962         35,501         77,892
      Interest receivable and prepaid expenses..............       13,574            926        (56,329)
      Accounts payable......................................      (49,040)       (55,472)      (185,698)
      Accrued expenses......................................      218,518        (36,677)      (168,320)
      Deferred revenue......................................           --          7,750         (1,454)
                                                              -----------    -----------    -----------
         Net cash used in operating activities..............   (6,901,182)    (5,940,866)    (5,709,677)
                                                              -----------    -----------    -----------
Cash Flows from Investing Activities:
  Purchases of property and equipment.......................      (56,597)       (36,781)      (135,945)
  (Increase) decrease in other assets.......................        1,089          2,291        (68,779)
  Cash paid for acquisition costs in purchase
    Of ADL, net of cash acquired............................           --             --       (100,813)
                                                              -----------    -----------    -----------
         Net cash used in investing activities..............      (55,508)       (34,490)      (305,537)
                                                              -----------    -----------    -----------
Cash Flows from Financing Activities:
  Payments on notes payable.................................      (60,734)       (68,330)      (250,375)
  Proceeds from sale of common stock and warrants...........           --      7,456,301      1,475,949
  Proceeds from exercise of common stock warrants...........       18,000             --      3,392,959
  Proceeds from exercise of common stock options............       51,835         48,782        450,013
  Proceeds from issuance of common stock under
    Employee stock purchase plan............................       26,996          3,976          4,500
                                                              -----------    -----------    -----------
         Net cash provided by financing activities..........       36,097      7,440,729      5,073,046
                                                              -----------    -----------    -----------
  Effect of foreign exchange on Cash and Cash Equivalents...           --             --         (9,021)
                                                              -----------    -----------    -----------
(Decrease) Increase in Cash and Cash Equivalents............   (6,920,593)     1,465,373       (951,189)
Cash and Cash Equivalents, beginning of year................   11,067,414      4,146,821      5,612,194
                                                              -----------    -----------    -----------
Cash and Cash Equivalents, end of year......................  $ 4,146,821    $ 5,612,194    $ 4,661,005
                                                              -----------    -----------    -----------
Cash paid during the year for interest......................  $    28,479    $    21,625    $    18,822
                                                              ===========    ===========    ===========
In connection with the acquisition of ADL, the following
  non-cash transactions occurred:
Fair value of assets acquired...............................                                $   532,545
Goodwill....................................................                                    268,453
Cash paid for acquisition costs, net of cash acquired.......                                   (100,813)
                                                                                            -----------
  Liabilities assumed.......................................                                $   700,185
                                                                                            ===========
Issuance of common stock for services to be provided........                                $   214,300
                                                                                            ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                                MATRITECH, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     On June 28, 2000, the Company acquired all of the outstanding shares of capital stock of ADL GmbH, Gesellschaft fur Allergie, Diagnostika und Laborkonzepte ("ADL"), now called Matritech GmbH ("Matritech GmbH"), a European distributor of diagnostic testing products, including the Company's NMP22 Test Kit for bladder cancer (see Note 2).

  (a) Revenue Recognition

     The Company recognizes revenue from product sales upon shipment; revenue from collaboration fees as milestones are achieved; revenue from nonrefundable license agreements and research grants as earned. For each of the three years presented in the accompanying statements of operations, substantially all of the Company's revenue is from product sales.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition on Financial Statements. SAB No. 101 requires companies to recognize certain upfront non-refundable fees and milestone payments over the life of the related alliance when such fees are received in conjunction with alliances which have multiple elements, among other things. The Company believes that its revenue recognition policies comply with SAB No. 101 and, therefore, the adoption of SAB No. 101 did not have a material effect on its future or historically reported operating results.

  (b) Cash and Cash Equivalents

     The Company considers all highly liquid investments with original maturities of 90 days or less to be cash equivalents. The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities, in accounting for its marketable securities. Under SFAS No. 115, securities that the Company has the positive intent and ability to hold to maturity are reported at amortized cost, which approximates fair market value, and are classified as held-to-maturity. Securities held at December 31, 1999 and 2000 include only cash and cash equivalents, which consist of auction market preferred stocks and money market accounts.

                                MATRITECH, INC.

  (c) Inventories

     Inventories are stated at the lower of cost (determined on a first-in first-out basis) or market and consist of the following:

                                                             DECEMBER 31,
                                                         --------------------
                                                           1999        2000
                                                         --------    --------
Raw materials..........................................  $179,316    $150,981
Work-in-process........................................     1,464       1,796
Finished goods.........................................   120,117     181,750
                                                         --------    --------
                                                         $300,897    $334,527
                                                         ========    ========

  (d) Depreciation and Amortization

     The Company provides for depreciation and amortization using accelerated and straight-line methods by charges to operations in amounts that allocate the cost of property and equipment over their estimated useful lives as follows:

ASSET CLASSIFICATION                                      USEFUL LIFE
--------------------                                     -------------
Laboratory equipment.................................    5 to 10 years
Office equipment.....................................       5 years
Laboratory furniture.................................       5 years
Leasehold improvements...............................    Life of lease
Automobiles..........................................       5 years

     The Company amortizes certain intangible assets, including license fees, over their estimated useful lives of three to five years.

  (d) Long-Lived Assets

     The Company follows the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and Assets to Be Disposed Of, which establishes accounting standards for the impairment of long-lived assets and certain identifiable intangibles to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of.

     The Company reviews the carrying values of its long-lived, identifiable intangible assets and goodwill for possible impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Any long-lived assets held for disposal are reported at the lower of their carrying amounts or fair value less cost to sell. Based on its review, management believes that the carrying value of the Company's long-lived assets does not require any adjustment.

  (f) Uses of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

                                MATRITECH, INC.

  (g) Concentration of Credit Risk and Significant Customers

     SFAS No. 105, Disclosure of Information About Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk, requires disclosure of any significant off-balance-sheet and credit risk concentrations. Financial instruments that subject the Company to credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The Company places its investments in highly rated financial institutions and investment-grade securities. The Company has not experienced any losses on its investments nor any significant accounts receivable writeoffs to date.

     The Company received revenue of greater than 10% of total product sales and collaboration fees from the following number of customers during the following periods:

                                                                CUSTOMER
                                                     -------------------------------
                                                      A      B      C      D      E
                                                     ---    ---    ---    ---    ---
Year ended December 31, 1998.................    2    --     31%    --     29%    --
Year ended December 31, 1999.................    2    30%    49%    --     --     --
Year ended December 31, 2000.................    2    13%    18%    --     --     --

The Company had accounts receivable balances greater than 10% of total accounts receivable from the following customers as of December 31, 1999 and 2000:

                                                                     CUSTOMER
                                                          -------------------------------
                                                           A      B      C      D      E
                                                          ---    ---    ---    ---    ---
As of December 31,
  1999..................................................   12%    47%    11%    19%    --
  2000..................................................   17%    24%    14%    --     12%

  (h) Disclosure of Fair Value of Financial Instruments

     The Company's financial instruments consist mainly of cash and cash equivalents, accounts receivable, accounts payable and notes payable. The carrying amounts of the Company's financial instruments approximate the estimated fair value at December 31, 1999 and 2000. The estimated fair values have been determined through information obtained from market sources and management estimates.

  (i) Net Loss per Common Share

     The Company computes earnings per share in accordance with SFAS No. 128, Earnings per Share. Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the year. Diluted net loss per share is the same as basic loss per share as the effects of the Company's potential common stock are antidilutive. Potential common stock consists of stock options and warrants; and also at December 31, 2000, the 37,153 shares of common stock held in escrow in connection with the ADL acquisition, as these shares are contingent upon future employment. The number of antidilutive common stock equivalents were 1,649,391, 2,724,156 and 1,556,440 for the years ended December 31, 1998, 1999 and 2000, respectively.

  (j) Comprehensive Income(Loss)

     The Company adopted SFAS No. 130, Reporting Comprehensive Income, which requires that all items recognized under accounting standards as components of comprehensive earnings be reported in the annual financial statements. It also requires that an entity classify items of other comprehensive earnings (e.g., foreign currency translation adjustments and unrealized gains and losses on certain marketable securities) by their nature in an annual financial statement. During 2000, the Company incurred a translation loss of $9,021

                                MATRITECH, INC.

relating to Matritech GmbH. This loss, along with the fiscal 2000 reported net loss, creates a comprehensive net loss for the year ended December 31, 2000 of $6,845,275. The Company's comprehensive loss was the same as the reported net loss for the years ended December 31, 1999 and 1998.

  (k) Reclassifications

     Certain reclassifications have been made to the prior years' financial statements to conform to current presentation. These classifications have no effect on the Company's results of operations or financial position.

(2) ACQUISITION OF ADL

     On June 28, 2000, the Company acquired all of the outstanding shares of capital stock of ADL, now called Matritech GmbH, a European distributor of diagnostic testing products, including the Company's NMP22 Test Kit for bladder cancer. Matritech Gmbh is located in Freiburg, Germany. Pursuant to Accounting Principles Board ("APB") Opinion No. 16, Business Combinations, this acquisition was accounted for as a purchase, and accordingly the results of operations of Matritech GmbH from June 28, 2000 forward are included in the Company's consolidated statement of operations.

     The aggregate purchase price of $801,000 consisted of assumed liabilities of $700,000 and acquisition costs of $101,000. The purchase price was allocated based upon the fair value of the tangible and intangible assets acquired. Total tangible assets acquired were $533,000 comprised of current assets of $311,000, net fixed assets of $201,000 and other assets of $21,000. Goodwill of $268,000 was recorded in connection with the acquisition and is being amortized ratably over three years.

     In connection with the acquisition, the Company issued 37,153 shares of the Company's common stock to the former shareholders of ADL. These shares are restricted subject to continued employment of the ADL shareholders. This issuance of shares was valued at $214,300, and is being recorded ratably as compensation over the three year employment period.

  Pro Forma Results of Operations (Unaudited)

     The following unaudited pro forma combined results of operations of the Company assume that the ADL acquisition was completed on January 1, 1999. These proforma results represent the historical operating results of ADL prior to its date of acquisition, combined with those of the Company with appropriate adjustments. These pro forma results are not necessarily indicative of operating results that would have occurred if the ADL acquisition had been operated by current management during the periods presented.

                                                            YEAR ENDED
                                                           DECEMBER 31,
                                                    --------------------------
                                                       1999           2000
                                                    -----------    -----------
Total revenue.....................................  $ 2,567,024    $ 1,935,121
Net loss..........................................  $(6,536,615)   $(7,069,385)
Net loss per share -- basic and diluted...........  $      (.31)   $      (.29)

(3) INCOME TAXES

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

                                MATRITECH, INC.

     The Company's net deferred tax asset consists of the following:

                                                          DECEMBER 31,
                                                  ----------------------------
                                                      1999            2000
                                                  ------------    ------------
Net operating loss carryforwards................  $ 15,428,000    $ 17,950,000
Capitalized research and development expenses...     4,006,000       4,297,000
Tax credits.....................................     1,952,000       2,117,000
Other temporary differences.....................       (51,000)        (73,000)
                                                  ------------    ------------
  Net deferred tax asset........................    21,335,000      24,291,000
Valuation allowance.............................   (21,335,000)    (24,291,000)
                                                  ------------    ------------
                                                  $         --    $         --
                                                  ============    ============

     A full valuation allowance has been provided due to the uncertainty surrounding the realization of the deferred tax asset.

     The net operating loss carryforwards and tax credits expire as follows:

                                                                    STATE
                                               FEDERAL NET      NET OPERATING
                                              OPERATING LOSS        LOSS          TAX CREDIT
EXPIRATION DATE                               CARRYFORWARDS     CARRYFORWARDS    CARRYFORWARDS
---------------                               --------------    -------------    -------------
  2001......................................            --       $ 3,986,000              --
  2002......................................            --         2,048,000              --
  2003......................................            --         3,925,000              --
  2004......................................            --         5,256,000              --
  2005-2020.................................   $43,217,000        10,712,000      $2,117,000
                                               -----------       -----------      ----------
                                               $43,217,000       $25,927,000      $2,117,000
                                               ===========       ===========      ==========

(4) LEASE COMMITMENTS

     The Company leases office and laboratory facilities and certain equipment under operating leases that expire through 2006. Total commitments are due as follows:

2001.....................................................  $  504,000
2002.....................................................     491,000
2003.....................................................     484,000
2004.....................................................     470,000
2005.....................................................     468,000
Thereafter...............................................       5,000
                                                           ----------
Total....................................................  $2,422,000
                                                           ==========

     Rent expense for the years ended December 31, 1998, 1999 and 2000 was approximately $275,000, $283,000 and $341,000 respectively.

(5) NOTES PAYABLE

     The Company has a term note with Phoenix Leasing Incorporated for equipment purchases. The term note is payable over 48 months, bears interest at 11.75% and is secured by the underlying equipment. Remaining payments under this note total $64,000, with the final payment in October 2001.

                                MATRITECH, INC.

     In connection with the acquisition of ADL, the Company assumed certain debt obligations. At December 31, 2000, these obligations consist of a $131,000 loan from a bank, a $48,000 third-party demand note and $25,000 worth of car loans. The bank loan is due in June 2004, bears interest at 5.2% and is secured by trade receivables and inventory. The demand note will be repaid by the Company and the Company will be reimbursed by a key Matritech GmbH employee; the Company has recorded a corresponding asset for this employee receivable. The car loans bear interest between 6.99% and 7.50% and are due in monthly installments totalling $1,000.

     Maturies of debt obligations are as follows:

2001......................................................  $110,322
2002......................................................    48,640
2003......................................................    41,321
2004......................................................    67,420
                                                            --------
Total.....................................................  $267,703
                                                            ========

(6) COMMON STOCK

  (a) Sale of Common Stock

     In April 1999, the Company completed a private placement of 3,094,965 shares of its common stock resulting in net proceeds of $3,910,000 after deducting transaction expenses. In November 1999, the Company completed another private placement of 1,801,340 shares of common stock at $2 per share resulting in proceeds of $3,546,000 after deducting transaction expenses. In connection with the second private placement, the Company issued to the investors warrants to purchase 900,670 shares of common stock at $2.20 per share. All such warrants were exercised during 2000, providing proceeds to the Company of $1,981,000.

     In August 2000, the Company entered into a common stock purchase agreement covering the sale of up to $30 million (a maximum of 2.45 million shares) of the Company's common stock with Acqua Wellington North American Equities Fund, Ltd. ("Acqua"). Draw downs to purchase stock are initiated at the Company's sole discretion, and the Company sets a minimum threshold price (not less than $3.00 per share) beneath which Acqua is not required to purchase. Draw downs are in effect for 20 consecutive trading days after authorization by the Company, with a maximum of 12 draw downs, each not to exceed $10 million, during the term of the agreement. Shares are purchased at a discount (ranging from 3.0 - 4.5% depending on the threshold price) to the market price at any time beginning in August 2000 and ending in October 2001. If the Company has not requested draw downs in the aggregate amount of $7.5 million by June 2001, the Company must pay Acqua either $225,000 or issue warrants to purchase 112,500 shares. During 2000, Acqua purchased 281,082 shares, with net proceeds to the Company of $1,476,000. In February 2001, Acqua purchased 198,594 shares, with net proceeds to the Company of $895,000.

  (b) Warrants

     In April 1997, the Company issued a warrant to an investor relations consultant for the purchase of up to 150,000 shares of the Company's common stock for a price of $6.50 per share expiring in April 2002. These warrants were valued at $500,000 in accordance with SFAS No. 123 and were expensed ratably over the one-year term of the agreement. The Company expensed $150,000 as a component of selling, general and administrative expense on the accompanying statement of operations for the year ended December 31, 1998. In 1999, these warrants were repriced to $2.50 per share and an additional $72,000 was recorded as a component of selling, general and administrative expenses in 1999 for the repricing. In 2000, all such warrants were exercised, providing proceeds to the Company of $375,000.

                                MATRITECH, INC.

     In May 1997, in connection with a private placement, the Company issued to the placement agent a warrant to purchase 245,761 shares of common stock at $5 per share. In 1999, these warrants were repriced to $2.50 per share and $87,000 was recorded as a component of selling, general and administrative expenses in 1999 for the repricing. In 2000, 214,594 of these warrants were exercised, providing proceeds to the Company of $536,000.

     In July 2000, the Company issued a fully vested, nonforfeitable warrant to an investor relations consultant for the purchase of up to 450,000 shares of the Company's common stock for a price of $2.50 per share expiring in July 2005. These warrants were valued at $2.0 million in accordance with SFAS No. 123 and are being expensed ratably over the one-year term of the agreement. The Company expensed $1.0 million as a component of selling, general and administrative expense on the accompanying statement of operations for the year ended December 31, 2000. In December 2000, 200,000 of these warrants were exercised, providing proceeds to the Company of $500,000.

  (c) Stock Option and Purchase Plans

     The Company has granted incentive and nonqualified options under its 1988 and 1992 option plans and the 1992 Directors' Plan. All option grants, prices and vesting periods are determined by the Board of Directors. Incentive stock options must be granted at a price not less than the fair market value on the date of grant.

     There are 1,346,840 common shares available for future grants under existing option plans at December 31, 2000. The following table summarizes stock option activity:

                                                                                WEIGHTED
                                               NUMBER       OPTION PRICE      AVERAGE PRICE
                                             OF OPTIONS      PER SHARE          PER SHARE
                                             ----------    --------------    ---------------
Options outstanding, December 31, 1997.....  1,046,945     $0.82 - $13.13          6.09
  Granted..................................    320,725      1.44 -   4.38          2.31
  Exercised................................    (43,513)     0.82 -   4.00          1.19
  Terminated...............................   (114,997)     0.82 -  13.13          6.14
                                             ---------     --------------         -----
Options outstanding, December 31, 1998.....  1,209,160      1.37 -  13.13          5.31
  Granted..................................    472,670      0.84 -   3.69          1.82
  Exercised................................    (27,427)     1.37 -   2.44          1.78
  Terminated...............................   (221,148)     1.34 -  10.63          3.30
                                             ---------     --------------         -----
Options outstanding, December 31, 1999.....  1,433,255      0.84 -  13.13          4.47
  Granted..................................    124,206      1.16 -   7.88          4.54
  Exercised................................   (188,204)     1.16 -   7.88          2.42
  Terminated...............................    (97,107)     1.16 -  13.13          7.10
                                             ---------     --------------         -----
Options outstanding, December 31, 2000.....  1,272,150     $0.84 - $13.13         $4.58
                                             =========     ==============         =====
Options exercisable, December 31, 2000.....    827,348     $0.84 - $13.13         $5.76
                                             =========     ==============         =====
Options exercisable, December 31, 1999.....    760,701     $1.44 - $13.13         $5.92
                                             =========     ==============         =====
Options exercisable, December 31, 1998.....    606,221     $1.37 - $13.13         $5.92
                                             =========     ==============         =====

                                MATRITECH, INC.

                                       OPTIONS OUTSTANDING                OPTIONS EXERCISABLE
                              --------------------------------------    -----------------------
                                              WEIGHTED
                                               AVERAGE
                                              REMAINING     WEIGHTED                   WEIGHTED
                                             CONTRACTUAL    AVERAGE                    AVERAGE
RANGE OF                        NUMBER          LIFE        EXERCISE      NUMBER       EXERCISE
EXERCISE PRICE                OUTSTANDING    (IN YEARS)      PRICE      EXERCISABLE     PRICE
--------------                -----------    -----------    --------    -----------    --------
$ 0.84 - $ 1.34.............     162,950        8.54         $ 1.00        61,175       $ 1.04
  1.44 -   2.69.............     402,030        7.11           1.89       207,543         1.96
  3.31 -   4.00.............     168,261        8.31           3.57        55,171         3.78
  5.00 -   6.69.............      62,575        8.85           6.25        27,125         6.20
  7.88 -   8.06.............     446,034        5.94           7.89       446,034         7.89
 10.63 -  13.13.............      30,300        5.37          13.10        30,300        13.10
                               ---------        ----         ------       -------       ------
          Total.............   1,272,150        7.09         $ 4.58       827,348       $ 5.76
                               =========        ====         ======       =======       ======

     The Company has reserved and may issue up to an aggregate of 225,000 shares of common stock under the Employee Stock Purchase Plan pursuant to which stock is sold at 85% of fair market value, as defined. At December 31, 1999 and 2000, the Company has accumulated payroll deductions of $4,500 and $21,402, respectively, for the issuance of 3,000 and 6,572 shares of common stock, respectively, which are issued in the following year to employees pursuant to the plan. At December 31, 2000, 180,703 shares are available for issuance under the plan.

     SFAS No. 123, Accounting for Stock-Based Compensation, requires the measurement of the fair value of stock options, including stock purchase plans, or warrants granted to employees to be included in the statement of operations or disclosed in the notes to financial statements. The Company has determined that it will continue to account for stock-based compensation for employees under APB Opinion No. 25 and elect the disclosure-only alternative under SFAS No. 123. The Company has computed the pro forma disclosures required under SFAS No. 123 for options granted in 1998, 1999 and 2000 and stock issued pursuant to the stock purchase plan using the Black-Scholes option pricing model prescribed by SFAS No. 123. The weighted average assumptions used for 1998, 1999 and 2000 are as follows:

                                            1998             1999             2000
                                        -------------    -------------    -------------
Risk-free interest rate...............  4.65% - 5.56%    4.65% - 6.38%    5.28% - 6.33%
Expected dividend yield...............       --               --               --
Expected life.........................     7 years          7 years          7 years
Expected volatility...................       65%              65%              65%

     The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions including expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     The total fair value of the options granted during 1998, 1999 and 2000 was computed as approximately $504,000, $530,000 and $396,000, respectively, and the weighted average fair value of grants was $1.57, $1.12, and $3.19 per share for 1998, 1999 and 2000, respectively. The total pro forma compensation expense (which includes amounts related to prior years' grants) for 1998, 1999 and 2000 was computed as approximately $1,143,000, $1,140,000 and $1,016,000, respectively. The remaining amount, approximately $745,000, would be amortized over the remaining vesting period of the underlying options. The resulting pro forma

                                MATRITECH, INC.

compensation expense may not be representative of the amount to be expected in future years as pro forma compensation expense may vary based upon the number of options granted.

     The pro forma net loss and pro forma net loss per common share presented below have been computed assuming no tax benefit. The effect of a tax benefit has not been considered since a substantial portion of the stock options granted are incentive stock options and the Company does not anticipate a future deduction associated with the exercise of these stock options.

     The pro forma effect of SFAS No. 123 for the years ended December 31, 1998, 1999 and 2000 is as follows:

                                                               1998
                                                    --------------------------
                                                    AS REPORTED     PRO FORMA
                                                    -----------    -----------
Net loss..........................................  $(7,535,524)   $(8,678,197)
                                                    ===========    ===========
Basic and diluted net loss per share..............  $     (0.40)   $     (0.47)
                                                    ===========    ===========

                                                               1999
                                                    --------------------------
                                                    AS REPORTED     PRO FORMA
                                                    -----------    -----------
Net loss..........................................  $(6,124,216)   $(7,264,040)
                                                    ===========    ===========
Basic and diluted net loss per share..............  $     (0.29)   $     (0.34)
                                                    ===========    ===========

                                                               2000
                                                    --------------------------
                                                    AS REPORTED     PRO FORMA
                                                    -----------    -----------
Net loss..........................................  $(6,836,254)   $(7,851,876)
                                                    ===========    ===========
Basic and diluted net loss per share..............  $     (0.28)   $     (0.32)
                                                    ===========    ===========

  (d) Reserved Shares

     As of December 31, 2000, the following shares of common stock were reserved and available for future issuance:

Stock Option Plans........................................  2,618,990
1992 Employee Stock Purchase Plan.........................    180,703
Exercise of warrants outstanding..........................    275,637
                                                            ---------
                                                            3,075,330
                                                            =========

(7) LICENSE AGREEMENTS

  (a) MIT License Agreement

     MIT has granted the Company a worldwide exclusive license to certain technology, which was extended when the Company obtained Food and Drug Administration approval of its first cancer diagnostic product in 1996, until the expiration of all patent rights in 2006. Pursuant to the license agreement, the Company pays royalties on the sales of products incorporating the licensed technology. The Company paid $17,776, $6,944 and $12,510 in royalties in the years ended December 31, 1998, 1999 and 2000.

  (b) Hybritech License Agreement

     In August 1994, the Company entered into a non-exclusive license agreement with Hybritech, Inc. for the manufacture and sale of certain patented technology for immunometric assays using monoclonal

                                MATRITECH, INC.

antibodies. The Company is required to pay a royalty equal to the greater of 8% of net sales of licensed products or $25,000 per year until the expiration of patent rights on a country-by-country basis beginning in 2000 through 2008. The Company paid $25,000, $42,540 and $25,000 in royalties in the years ending December 31, 1998, 1999 and 2000, respectively.

(8) ACCRUED EXPENSES

     Accrued expenses consist of the following:

                                                             DECEMBER 31,
                                                         --------------------
                                                           1999        2000
                                                         --------    --------
Payroll and related costs..............................  $165,389    $143,162
Professional fees......................................   164,377     116,207
Royalties..............................................    12,882      13,698
Clinical trials costs..................................    78,119      70,731
Marketing expenses.....................................    28,035          --
Other..................................................    87,943      23,676
                                                         --------    --------
                                                         $536,745    $367,474
                                                         ========    ========

(9) SEGMENT AND GEOGRAPHIC INFORMATION

     The Company applies SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker or decision making group, in making decisions how to allocate resources and assess performance. The Company's chief decision maker, as defined under SFAS No. 131, is a combination of the Chief Executive Officer, President and the Chief Financial Officer. To date, the Company has viewed its operations and manages its business as principally one segment, the sale of diagnostic products. Associated services are not significant. As a result, the financial information disclosed herein, represents all of the material financial information related to the principal operating segment. All of the Company's products were shipped from its facilities located in the United States or, since June 28, 2000, from its facilities in Freiburg, Germany. Product sales by destination are as follows:

                                                            REVENUE ($ IN 000'S)
                                                 -------------------------------------------
                                                    1998           1999            2000
                                                 -----------    -----------    -------------
                                                  $       %      $       %       $        %
                                                 ----    ---    ----    ---    ------    ---
United States..................................  $465     52%   $330     53%   $  240     19%
Japan..........................................    54      6     187     30       156     13
Europe.........................................   322     36      25      4       707     57
Rest of world..................................    54      6      81     13       143     11
                                                 ----    ---    ----    ---    ------    ---
Total..........................................  $895    100%   $623    100%   $1,246    100%
                                                 ====    ===    ====    ===    ======    ===

     The Company's total net fixed assets in the United States and Germany were $604,000 and $177,000 at December 31, 2000, respectively; at December 31, 1999, all of the Company's fixed assets were in the United States.

                                MATRITECH, INC.

(10) SUPPLEMENTAL FINANCIAL DISCLOSURE

UNAUDITED ($ IN 000'S, EXCEPT PER SHARE AMOUNTS)       Q1-00      Q2-00      Q3-00      Q4-00
------------------------------------------------      -------    -------    -------    -------
Revenue.............................................  $   140    $   190    $   446    $   470
Operating loss......................................   (1,379)    (1,363)    (2,331)    (2,090)
Net loss............................................   (1,305)    (1,257)    (2,253)    (2,021)
Basic/diluted net loss per share....................  $ (0.05)   $ (0.05)   $ (0.09)   $ (0.08)

UNAUDITED ($ IN 000'S, EXCEPT PER SHARE AMOUNTS)       Q1-99      Q2-99      Q3-99      Q4-99
------------------------------------------------      -------    -------    -------    -------
Revenue.............................................  $   170    $   150    $   130    $   173
Operating loss......................................   (1,697)    (1,594)    (1,530)    (1,506)
Net loss............................................   (1,668)    (1,535)    (1,481)    (1,440)
Basic/diluted net loss per share....................  $ (0.09)   $ (0.07)   $ (0.07)   $ (0.06)