Form 10-Q
period 2001-03-31
MATRITECH INC/DE/
filed 2001-05-08
CIK 884847

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934:

         For the quarterly period ended March 31, 2001

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

         Yes X             No __

         As of May 1, 2001, there were 25,837,137 shares of Common Stock outstanding.

                    The Exhibit Index is located on Page 19.

                                 MATRITECH, INC.

                                      INDEX


PART I            FINANCIAL INFORMATION

                                                                                                 Page
                                                                                                 ----

         ITEM 1.  FINANCIAL STATEMENTS


                  Consolidated Balance Sheets at December 31, 2000
                  and March 31, 2001                                                                 3


                  Consolidated Statements of Operations for the three months ended
                  March 31, 2000 and 2001                                                            5


                  Consolidated Statements of Cash Flows for the three months ended
                  March 31, 2000 and 2001                                                            6


                  Notes to Consolidated Financial Statements                                         8


         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                     11


         ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                  MARKET RISK                                                                       16


PART II  OTHER INFORMATION

         ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                                         16

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                  17

         SIGNATURES                                                                                 18

                          PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

                                 MATRITECH, INC.
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                       DECEMBER 31,             MARCH 31,
                                                           2000                    2001
                                                        ----------              ----------
                                                                               (UNAUDITED)

CURRENT ASSETS:
  Cash and cash equivalents                             $4,661,005              $4,177,084
  Accounts receivable, net                                 250,937                 393,119
  Inventories                                              334,527                 333,415
  Interest receivable and prepaid expenses                 193,182                 166,551
                                                        ----------              ----------
        Total current assets                             5,439,651               5,070,169
                                                        ----------              ----------

PROPERTY AND EQUIPMENT, at cost:
  Laboratory equipment                                   1,831,109               1,839,394
  Office equipment                                         253,228                 256,371
  Laboratory furniture                                      62,739                  62,739
  Leasehold improvements                                    56,981                  88,865
  Automobiles                                               34,059                  32,465
                                                        ----------              ----------
                                                         2,238,116               2,279,834
       Less-Accumulated depreciation
              and amortization                           1,456,774               1,482,609
                                                        ----------              ----------
                                                           781,342                 797,225
                                                        ----------              ----------

GOODWILL, net                                              219,432                 200,743
OTHER ASSETS, net                                          155,043                 136,890
                                                        ----------              ----------
                                                        $6,595,468              $6,205,027
                                                        ==========              ==========



          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                 MATRITECH, INC.
                           CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                        DECEMBER 31,                MARCH 31,
                                                            2000                       2001
                                                        ------------               ------------
                                                                                    (UNAUDITED)
CURRENT LIABILITIES:
    Current maturities of notes payable                 $    110,322               $     86,423
    Accounts payable                                         365,811                    442,258
    Accrued expenses                                         367,474                    407,248
    Deferred revenue                                           8,433                      7,735
                                                        ------------               ------------
         Total current liabilities                           852,040                    943,664
                                                        ------------               ------------

NOTES PAYABLE, less current maturities                       157,381                    134,128
                                                        ------------               ------------
OTHER LONG-TERM LIABILITIES                                   18,039                     17,720
                                                        ------------               ------------

STOCKHOLDERS' EQUITY:
   Preferred stock, $1.00 par value -
      Authorized - 4,000,000 shares
      Issued and outstanding - none                               --                         --
   Common stock, $0.01 par value -
      Authorized - 40,000,000 shares
      Issued and outstanding - 25,541,282
       shares at December 31, 2000 and
       25,837,137 shares at March 31, 2001                   255,413                    258,371
   Additional paid-in capital                             59,611,684                 61,325,074
   Deferred compensation                                    (178,582)                  (160,723)
   Cumulative translation adjustment                          (9,021)                    (7,698)
   Accumulated deficit                                   (54,111,486)               (56,305,509)
                                                        ------------               ------------
            Total stockholders' equity                     5,568,008                  5,109,515
                                                        ------------               ------------
                                                        $  6,595,468               $  6,205,027
                                                        ============               ============

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                 MATRITECH, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                  THREE MONTHS ENDED
                                                        MARCH 31,

                                            2000                       2001
                                        ------------               ------------
Revenue:
  Product sales                         $    140,030               $    596,947
                                        ------------               ------------

Operating Expenses:
  Cost of product sales                      172,628                    441,806
  Research and
     development                             514,234                    642,656
  Selling, general and
     administrative                          832,387                  1,767,853
                                        ------------               ------------
  Total operating expenses                 1,519,249                  2,852,315
                                        ------------               ------------
  Loss from operations                    (1,379,219)                (2,255,368)
                                        ------------               ------------

  Interest income                             79,246                     65,672
  Interest expense                             4,694                      4,327
                                        ------------               ------------

NET LOSS                                $ (1,304,667)              $ (2,194,023)
                                        ============               ============

BASIC/DILUTED
NET LOSS PER COMMON SHARE               $      (0.05)              $      (0.09)
                                        ============               ============

BASIC/DILUTED
WEIGHTED AVERAGE
NUMBER OF COMMON
SHARES OUTSTANDING                        23,977,169                 25,697,565
                                        ============               ============



          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                 MATRITECH, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                           THREE MONTHS ENDED
                                                                                 MARCH 31,

                                                                     2000                      2001
                                                                  -----------               -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net loss                                                     $(1,304,667)              $(2,194,023)
     Adjustments to reconcile net loss to net cash
     Used in operating activities -
        Depreciation and amortization                                  27,137                    44,524
        Amortization of deferred compensation                              --                    17,859
        Expense related to issuance of common stock
        warrant to consultant                                              --                   510,342
        Changes in assets and liabilities -
           Accounts receivable, net                                    48,699                  (142,182)
           Inventories                                                 13,179                     1,112
           Interest receivable and prepaid expenses                     9,098                    26,631
           Other assets                                                    --                    18,153
           Accounts payable                                          (111,117)                   76,447
           Accrued expenses                                           159,401                    39,455
           Deferred revenue                                                --                      (698)
                                                                  -----------               -----------

               Net cash used in operating activities               (1,477,072)               (1,602,380)
                                                                  -----------               -----------



CASH FLOWS FROM INVESTING ACTIVITIES:

          Purchases of property and equipment                         (69,056)                  (41,719)
                                                                  -----------               -----------

               Net cash used in investing activities                  (69,056)                  (41,719)
                                                                  -----------               -----------



          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                 MATRITECH, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)

                                                                                THREE MONTHS ENDED
                                                                                      MARCH 31,

                                                                           2000                     2001
                                                                       -----------               -----------
CASH FLOWS FROM FINANCING ACTIVITIES:

     Proceeds from sale of common stock, net                           $        --               $ 1,050,000
     Proceeds from exercise of common stock options                        381,189                     9,605
     Proceeds from exercise of common stock warrants                     2,750,243                   125,000

     Proceeds from issuance of common stock under
         Employee stock purchase plan                                        4,500                    21,402
     Payments on notes payable                                             (18,352)                  (47,152)
                                                                       -----------               -----------

           Net cash provided by financing activities                     3,117,580                 1,158,855
                                                                       -----------               -----------

  Effect of foreign exchange on cash and cash equivalents                       --                     1,323
                                                                       -----------               -----------

NET DECREASE IN CASH AND
  CASH EQUIVALENTS                                                       1,571,452                  (483,921)

CASH AND CASH EQUIVALENTS,
   BEGINNING OF PERIOD                                                   5,612,194                 4,661,005
                                                                       -----------               -----------
CASH AND CASH EQUIVALENTS,
    END OF PERIOD                                                      $ 7,183,646               $ 4,177,084
                                                                       ===========               ===========

SUPPLEMENTAL DISCLOSURE
OF CASH FLOW INFORMATION:
   Cash paid during the period for interest                            $     4,694               $     4,327
                                                                       ===========               ===========



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

         The Company is devoting substantially all of its efforts toward product research and development, raising capital, securing partners and marketing products. The Company is subject to risks common to companies in similar stages of development, including history of operating losses and anticipated future losses, fluctuation in operating results, uncertainties associated with future performance, near-term dependence on a limited number of products, reliance on sole suppliers, dependence on key individuals, competition from substitute products and larger companies, the development of commercially usable products and the need to obtain adequate additional financing necessary to fund its operations and the development of its future products.

         The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and include, in the opinion of management, all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation of interim period results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The results for the interim periods presented are not necessarily indicative of results to be expected for any future period. It is suggested that these consolidated financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 filed with the SEC (File No. 0-12128).

         On June 28, 2000, the Company acquired all of the outstanding shares of capital stock of ADL GmbH, Gesellschaft fur Allergie, Diagnostika und Laborkonzepte ("ADL"), now called Matritech GmbH ("Matritech GmbH"), a European distributor of diagnostic testing products, including the Company's NMP22(R) Test Kit for bladder bancer. Matritech GmbH is located in Freiburg, Germany. For financial statement purposes, this acquisition was accounted for as a purchase, and accordingly the results of operations of Matritech GmbH from June 28, 2000 forward are included in the Company's consolidated statements of operations.

Pro Forma Results of Operations

The following unaudited pro forma combined results of operations of the Company assume that the ADL acquisition was completed on January 1, 2000. These proforma results represent the historical operating results of ADL prior to its date of acquisition, combined with those of the Company with appropriate adjustments. These pro forma results are not necessarily indicative of operating results which would have occurred if the ADL acquisition had been operated by current management during the periods presented.

                                          Three months ended
                                                March 31,
                                  -------------------------------------
                                      2000                     2001
                                  -----------               -----------
Total revenue                     $   508,108               $   596,947

Net loss                          $(1,418,558)              $(2,194,023)
Net loss per share
 - basic and diluted              $      (.06)              $      (.09)

2. Cash Equivalents

         The Company considers all highly liquid investments with original maturities of 90 days or less to be cash equivalents. The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities, in accounting for its marketable securities. Under SFAS No. 115, securities that the Company has the positive intent and ability to hold to maturity are reported at amortized cost, which approximates fair market value, and are classified as held-to-maturity. Securities held at December 31, 2000 and March 31, 2001 include only cash and cash equivalents, which consist of auction market preferred stocks and money market accounts.

3.  Inventories

         Inventories are stated at the lower of cost or market and consist of the following:

                                    December 31,           March 31,
                                        2000                  2001
                                      --------              --------
         Raw materials                $150,981              $138,347
         Work-in-process                 1,796                 1,488
         Finished goods                181,750               193,580
                                      --------              --------
                                      $334,527              $333,415
                                      ========              ========

4. Net Loss Per Common Share

         The Company computes earnings per share in accordance with SFAS No. 128, Earnings Per Share. Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the year. Diluted loss per share is the same as basic loss per share as the effects of the Company's potential common stock are antidilutive. Potential common stock consists of stock options and warrants; and also at March 31, 2001, the 37,153 shares of common stock held in escrow in connection with the ADL acquisition, as these shares are contingent upon future employment. The number of antidilutive common stock equivalents were 1,372,805 and 1,258,991 for the periods ended March 31, 2000 and 2001, respectively.

5.  Notes Payable

The Company has a term note with Phoenix Leasing Incorporated for equipment purchases. The term note is payable over 48 months, bears interest at 11.75% and is secured by the underlying equipment. Remaining payments under this note total $42,000, with the final payment in October 2001.

In connection with the acquisition of ADL, the Company assumed certain debt obligations. At March 31, 2001, these obligations total $179,000, with balances and details consisting of the following: a $113,000 loan from a bank, due in May 2004 which bears interest at 5.2% secured by trade receivables and inventory; a $45,000 third-party demand note which will be repaid by the Company and for which the Company will be reimbursed by a key ADL employee; a $13,000 car loan from a bank bearing interest at 7.50% and due in March 2003; and a $8,000 car loan from a bank bearing interest at 6.99% and due in November 2002.


6. Segment and Geographic Information

         The Company applies SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker or decision making group, in making decisions about how to allocate resources and assess performance. The Company's chief decision maker, as defined under SFAS No. 131, is a combination of the Chief Executive Officer, President and the Chief Financial Officer. The Company views its operations and manages its business as principally one segment, the sale of diagnostic products. Associated services are not significant. As a result, the financial information disclosed herein represents all of the material financial information related to the principal operating segment. All of the Company's products were shipped either from its facilities located in the United States or since June 28, 2000 from its facilities in Freiburg, Germany. Geographic information on product sales by destination is as follows:

                                             REVENUE ($ IN 000'S)
                                         Three Months Ended March 31,
                           -----------------------------------------------------------
                                     2000                                 2001
                           ----------------------               ----------------------
                             $                 %                  $                 %
                           ----              ----               ----              ----
United States              $ 53                38%              $127                21%
Japan                        50                36                 37                 6
Europe                       16                11                419                70
Rest of world                21                15                 14                 3
                           ----              ----               ----              ----
Total                      $140               100%              $597               100%
                           ====              ====               ====              ====

7. Reclassifications

             Certain reclassifications have been made to the prior years' financial statements to conform to current presentation. These classifications have no effect on the Company's results of operations or financial position.

8.  Warrant Issuance

         In July 2000, the Company issued a fully vested, nonforfeitable warrant to an investor relations consultant for the purchase of up to 450,000 shares of the Company's common stock for a price of $2.50 per share expiring in July 2005. These warrants were valued at $2.0 million in accordance with SFAS No. 123 and are being expensed ratably over the one-year term of the agreement. The Company expensed approximately $510,000 as a component of selling, general and administrative expense on the accompanying statement of operations for the quarter ended March 31, 2001. In December 2000 and January 2001, 200,000 and 50,000, respectively, of these warrants were exercised, providing proceeds to the Company of $500,000 and $125,000, respectively.


9.  Future Issuance of Shares

         In August 2000, the Company entered into a common stock purchase agreement with Acqua Wellington North American Equities Fund, Ltd. ("Acqua") covering the sale of up to $30 million (a maximum of 2.45 million shares) of the Company's common stock. Draw downs to purchase stock are initiated at the Company's sole discretion, and the Company sets a minimum threshold price (not less that $3.00 per share) beneath which Acqua is not required to purchase. Draw downs are in effect for 20 consecutive trading days after authorization by the Company, with a maximum of 12 draw downs, each not to exceed $10 million, during the term of the agreement. Shares are purchased at a discount (ranging from 4.5
- 7.0% depending on the threshold price) to the market price at any time beginning in August 2000 and ending in October 2001. If the Company has not requested draw downs in the aggregate amount of $7.5 million by June 2001, the Company must pay Acqua either $225,000 or issue warrants to purchase 112,500 shares. During 2000, Acqua purchased 281,082 shares, with net proceeds to the Company of $1,476,000. In February 2001, Acqua purchased 198,594 shares, with net proceeds to the Company of $900,000.

10.      Lease Commitments

         The Company's current lease on its space in Newton, Massachusetts expires December 31, 2005, and the Company has a five-year option for the period commencing January 1, 2006. Matritech GmbH's current lease on its space in Freiburg, Germany expires January 31, 2006.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This Quarterly Report on Form 10-Q, other reports and communications to securityholders, as well as oral statements made by the Company's officers or agents may contain forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements may relate to, among other things, the Company's future revenue, operating income, EBITDA and the plans and objectives of management. In particular, certain statements contained in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in "Factors That May Affect Future Results" constitute forward-looking statements. Actual events or results may differ materially from those stated in any forward-looking statement. Factors that may cause such differences are discussed below and in the Company's other reports filed with the Securities and Exchange Commission.

         The Company was incorporated in 1987 to develop, manufacture and market innovative cancer diagnostic products based on its proprietary NMP technology. The Company has been unprofitable since inception and expects to incur significant operating losses for at least the next several years. For the period from inception to March 31, 2001, the Company incurred a cumulative net loss of approximately $56 million.

         The results of operations for the quarter ended March 31, 2001 include the activities of the Company's German subsidiary, Matritech GmbH, acquired in June 2000. Matritech GmbH distributes the Company's product and other third-party products in Europe.

         In the United States, the Company sells its NMP22 Test Kit through its own direct sales force, and in 1998 entered into a distribution agreement with Curtin Matheson Scientific, now Fisher Healthcare ("Fisher") granting Fisher the right, co-exclusive with Matritech, to distribute the microtiter plate-based

NMP22 Test Kit to hospitals and commercial laboratories within the United States. Outside the United States, the Company sells the NMP22 Test Kit through its European subsidiary and other distributors.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 COMPARED WITH THREE MONTHS ENDED MARCH 31,
2000

             Product sales increased to $597,000 from $140,000 for the quarters ended March 31, 2001 and 2000, respectively. This increase was primarily due to the Company's acquisition of Matritech GmbH in June 2000 along with an increase in sales to customers in the United States.

             Cost of product sales increased to $442,000 from $172,000 for the quarters ended March 31, 2001 and 2000, respectively. As a percentage of product sales, cost of sales decreased to 74% from 123% for the quarters ended March 31, 2001 and 2000, respectively. The decrease in cost of sales as a percentage of sales is due to the inclusion of Matritech GmbH's sales of third-party products in the 2001 period which carry higher margins than the products developed and manufactured by Matritech. Matritech product margins are negatively affected by costs related to excess capacity maintained by the Company to support expected future sales increases.

             Research and development expenses increased to $643,000 from $514,000 for the quarters ended March 31, 2001 and 2000, respectively. Clinical consulting costs, site payments, and legal expense increased a total of $79,000 due to the increased number of active projects, and the allocated portion of rent and utilities costs increased $29,000 under the amended lease agreement.

             Selling, general and administrative expenses increased to $1,768,000 from $832,000 for the quarters ended March 31, 2001 and 2000, respectively. This increase is primarily due to the following: a $510,000 charge for compensation expense related to the issuance of a warrant to an investor relations consultant in July 2000; $302,000 related to Matritech GmbH's operations in 2001; increased annual report costs of $41,000; amortization of goodwill and deferred compensation in 2001 of $40,000; and increased legal expense of $25,000. These increases were offset by reductions in sales personnel costs of $45,000 due to decreased headcount in the sales department.

             Interest income decreased to $66,000 from $79,000 for the quarters ended March 31, 2001 and 2000, respectively. The decrease was due to lower average cash balances available for investment.

             The Company incurred a net loss of $2,194,000 for the quarter ended March 31, 2001, compared to a net loss of $1,305,000 for the quarter ended March 31, 2000. The increase of $889,000, or 68%, in the net loss was primarily the result of the compensation expense related to the public relations warrant issued in July 2000 and increased administrative expenses.


LIQUIDITY AND CAPITAL RESOURCES

             Since its inception, the Company has financed its operations primarily through private and public offerings of its securities and through funded development and marketing agreements. At March 31, 2001 and December 31, 2000, the Company had cash and cash equivalents of $4,177,000 and $4,661,000, respectively, and working capital of $4,127,000 and $4,588,000, respectively.

             The Company's operating activities used cash of $1,602,000 and $1,477,000 for the three months ended March 31, 2001 and 2000, respectively, primarily to fund the Company's operating loss.

             The Company's investing activities used cash of $42,000 and $69,000 for the three months ended March 31, 2001 and 2000, respectively, primarily for the purchase of laboratory equipment. The Company currently estimates that capital expenditures for fiscal 2001 will be approximately $300,000 primarily consisting of additional lab equipment.


             The Company's financing activities provided cash of $1,159,000 and $3,118,000 for the three months ended March 31, 2001 and 2000, respectively. The activity in the 2001 period resulted primarily from proceeds received from the sale of common stock under the equity financing agreement and to a business partner as well as proceeds received from the exercise of common stock warrants, net of payments on notes payable. The activity in the 2000 period was primarily from proceeds from the exercise of common stock options and common stock warrants, net of payments on notes payable.


             The Company has a term note with Phoenix Leasing Incorporated for equipment purchases. The term note is payable over 48 months, bears interest at 11.75% and is secured by the underlying equipment. The outstanding balance of this note at March 31, 2001 and December 31, 2000 is $42,000 and $63,000, respectively.


             In connection with the acquisition of Matritech GmbH, the Company assumed certain debt obligations. At March 31, 2001 these obligations consist of a $131,000 loan from a bank, a $45,000 third-party demand note, and $26,000 of car loans. The bank loan is due in June 2004, bears interest at 5.2% and is secured by trade receivables and inventory. The demand note will be repaid by the Company and the Company will be reimbursed by a key Matritech GmbH employee; the Company has recorded a corresponding asset for this employee receivable. The car loans bear interest between 6.99% and 7.50% and are due in monthly installments totalling $1,000.


             The Company's current lease on its space in Newton, Massachusetts expires December 31, 2005, and the Company has a five-year option for the period commencing January 1, 2006. Matritech GmbH's current lease on its space in Freiburg, Germany expires January 31, 2006.


             In August 2000, the Company entered into a common stock purchase agreement with Acqua Wellington North American Equities Fund, Ltd. ("Acqua") covering the sale of up to $30 million (a maximum of 2.45 million shares) of the Company's common stock. Draw downs to purchase stock are initiated at the Company's sole discretion, and the Company sets a minimum threshold price (not less that $3.00 per share) beneath which Acqua is not required to purchase. Draw downs are in effect for 20 consecutive trading days after authorization by the Company, with a maximum of 12 draw downs, each not to exceed $10 million, during the term of the agreement. Shares are purchased at a discount (ranging from 4.5
- 7.0% depending on the threshold price) to the market price at any time beginning in August 2000 and ending in October 2001. If the Company has not requested draw downs in the aggregate amount of $7.5 million by June 2001, the Company must pay Acqua either $225,000 or issue warrants to purchase 112,500 shares. During 2000, Acqua purchased 281,082 shares, with net proceeds to the Company of $1,476,000. In February 2001, Acqua purchased 198,594 shares, with net proceeds to the Company of $900,000.

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


             At March 31, 2001, the Company had $4,177,000 in cash and cash equivalents and $4,127,000 of working capital. The Company believes that its existing cash resources and the existing equity arrangement with Acqua will satisfy its capital needs through
2001.

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


ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

             Investment Portfolio. The Company owns financial instruments that are sensitive to market and interest rate risks as part of its investment portfolio. The investment portfolio is used to preserve the Company's capital until it is required to fund operations including the Company's research and development activities. None of these market-risk sensitive instruments are held for trading purposes. The Company does not use derivative financial instruments that meet high credit quality standards, as specified in the Company's investment policy guidelines; the policy also limits the amount of credit exposure to any one issue, issuer, and type of instrument. It is suggested that this paragraph be read in conjunction with Note 1 of Notes to Consolidated Financial Statements - "Operations and Significant Accounting Policies" of the Company's Annual Report on Form 10-K for the year ended December 31, 2000 filed with the SEC (File No. 0-12128).


             Foreign Exchange. The accounts of Matritech GmbH are translated in accordance with SFAS No. 52, Foreign Currency Translation. In translating the accounts of Matritech GmbH into U.S. dollars, assets and liabilities are translated at the rate of exchange in effect at year-end, while stockholders' equity is translated at historical rates. Revenue and expense accounts are translated using the weighted-average exchange rate in effect during the period. Foreign currency translation and transaction gains or losses for Matritech GmbH are included in the accompanying consolidated statements of operations since the functional currency for Matritech GmbH is the Deutsche Mark. The Company had sales of approximately $414,000 denominated in foreign currency in the quarter ended March 31, 2001.



PART II. OTHER INFORMATION

ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS

               (c)  Recent Sales of Unregistered Securities

         On January 30, 2001, the Company issued 33,945 shares of Common Stock at an aggregate purchase price of $150,000.

         No underwriters were involved in the foregoing sale of securities. Such sale was made in reliance upon an exemption from the registration provisions of the Securities Act of 1933, as amended (the "Securities Act"), set forth in
Section 4(2) thereof relative to sales by an issuer not involving any public offering or the rules and regulations thereunder. All of the foregoing securities are deemed restricted securities for purposes of the Securities Act.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

             (a)  Exhibits:

             10.19** Distribution Agreement between Matritech, Inc. and Timm Medical Technologies, Inc., dated January 17, 2001.

             ** Confidential Treatment has been requested as to omitted portions pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.

             (b)  Reports on Form 8-K:

                           None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        MATRITECH, INC.



Date:  May 8, 2001                      By:  /s/Stephen D. Chubb
                                             -------------------
                                             Stephen D. Chubb
                                             Director, Chairman and
                                             Chief Executive Officer
                                             (principal executive officer)


Date:  May 8, 2001                      By:  /s/John S. Doherty
                                             ------------------
                                             John S. Doherty
                                             Vice President,
                                             Chief Financial Officer and
                                             Treasurer
                                             (principal accounting and
                                             financial officer)

                                  EXHIBIT INDEX

Exhibit
Number                              Description
------                              -----------
10.19**                    Distribution Agreement between Matritech, Inc. and
                           Timm Medical Technologies, Inc., dated January 17,
                           2001.

** Confidential Treatment has been requested as to omitted portions pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.