Form 10-Q
period 2001-06-30
MATRITECH INC/DE/
filed 2001-08-07
CIK 884847

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934: For the quarterly period ended June 30, 2001

OR

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934: For the transition period from to

Commission file number: 0-12128

Matritech, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	04-2985132

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

330 Nevada Street, Newton, Massachusetts	02460

(Address of Principal Executive Offices)	(Zip Code)

(617) 928-0820

(Registrant’s Telephone Number, Including Area Code)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes X                       No

     As of August 1, 2001, there were 26,514,911 shares of Common Stock outstanding.

MATRITECH, INC.

INDEX

		Page

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets at December 31, 2000 and June 30, 2001	3

	Consolidated Statements of Operations for the three and six months ended June 30, 2000 and 2001	5

	Consolidated Statements of Cash Flows for the six months ended June 30, 2000 and 2001	6

	Notes to Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

PART II	OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders	17

Item 6.	Exhibits and Reports on Form 8-K	17

SIGNATURES		18

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MATRITECH, INC.
CONSOLIDATED BALANCE SHEETS
ASSETS

	December 31,	June 30,
	2000	2001

		(Unaudited)
CURRENT ASSETS:

Cash and cash equivalents	$4,661,005	$4,132,534

Accounts receivable, net	250,937	325,292

Inventories	334,527	306,787

Interest receivable and prepaid expenses	193,182	160,561

Total current assets	5,439,651	4,925,174

PROPERTY AND EQUIPMENT, at cost:

Laboratory equipment	1,831,109	1,865,921

Office equipment	253,228	269,298

Laboratory furniture	62,739	62,739

Leasehold improvements	56,981	88,865

Automobiles	34,059	31,719

	2,238,116	2,318,542

Less-Accumulated depreciation and amortization	1,456,774	1,528,816

	781,342	789,726

GOODWILL, net	219,432	179,394

OTHER ASSETS, net	155,043	136,673

	$6,595,468	$6,030,967

See accompanying notes to consolidated financial statements.

MATRITECH, INC.
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND STOCKHOLDERS’ EQUITY

	December 31,	June 30,
	2000	2001

		(Unaudited)
CURRENT LIABILITIES:

Current maturities of notes payable	$110,322	$64,492

Accounts payable	365,811	459,042

Accrued expenses	367,474	451,075

Deferred revenue	8,433	37,735

Total current liabilities	852,040	1,012,344

NOTES PAYABLE, less current maturities	157,381	119,942

OTHER LONG-TERM LIABILITIES	18,039	18,486

STOCKHOLDERS’ EQUITY:

Preferred stock, $1.00 par value - Authorized - 4,000,000 shares Issued and outstanding —none	—	—

Common stock, $0.01 par value - Authorized - 40,000,000 shares Issued and outstanding - 25,541,282 shares at December 31, 2000 and 26,331,493 shares at June 30, 2001	255,413	263,315

Additional paid-in capital	59,611,684	63,421,468

Deferred compensation	(178,582)	(142,864)

Cumulative translation adjustment	(9,021)	(28,702)

Accumulated deficit	(54,111,486)	(58,633,022)

Total stockholders’ equity	5,568,008	4,880,195

	$6,595,468	$6,030,967

See accompanying notes to consolidated financial statements.

MATRITECH, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2000	2001	2000	2001

Revenue:

Product sales	$189,661	$586,162	$329,691	$1,183,109

Operating Expenses:

Cost of product sales	150,313	409,221	322,941	851,027

Research and development	557,498	748,582	1,071,642	1,391,238

Selling, general and administrative	845,053	1,794,267	1,677,530	3,562,120

Total operating expenses	1,552,864	2,952,070	3,072,113	5,804,385

Loss from operations	(1,363,203)	(2,365,908)	(2,742,422)	(4,621,276)

Interest income	109,423	41,521	188,615	107,193

Interest expense	3,282	3,126	7,976	7,453

NET LOSS	$(1,257,062)	$(2,327,513)	$(2,561,783)	$(4,521,536)

BASIC/DILUTED NET LOSS PER COMMON SHARE	$(0.05)	$(0.09)	$(0.10)	$(0.18)

BASIC/DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	24,929,436	25,953,263	24,474,250	25,824,463

See accompanying notes to consolidated financial statements.

MATRITECH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,

	2000	2001

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(2,561,783)	$(4,521,536)

Adjustments to reconcile net loss to net cash used in operating activities -

Depreciation and amortization	55,028	112,080

Amortization of deferred compensation	—	66,418

Expense related to issuance of common stock warrant to consultant	—	1,020,684

Changes in assets and liabilities -

Accounts receivable, net	(4,671)	(74,355)

Inventories	40,183	27,740

Interest receivable and prepaid expenses	(62,748)	32,621

Other assets	1,250	18,370

Accounts payable	(131,080)	93,231

Accrued expenses	(99,334)	84,048

Deferred revenue	—	29,302

Net cash used in operating activities	(2,763,155)	(3,111,397)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property and equipment	(73,465)	(80,426)

Cash acquired in purchase of Matritech GmbH	6,946	—

Net cash used in investing activities	(66,519)	(80,426)

See accompanying notes to consolidated financial statements.

MATRITECH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)

	Six Months Ended
	June 30,

	2000	2001

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from sale of common stock, net	$—	$2,610,295

Proceeds from exercise of common stock options	425,442	9,605

Proceeds from exercise of common stock warrants	2,892,959	125,000

Proceeds from issuance of common stock under employee stock purchase plan	4,500	21,402

Payments on notes payable	(37,431)	(83,269)

Net cash provided by financing activities	3,285,470	2,683,033

Effect of foreign exchange on cash and cash equivalents	—	(19,681)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	455,796	(528,471)

CASH AND CASH EQUIVALENTS,

Beginning of period	5,612,194	4,661,005

CASH AND CASH EQUIVALENTS,

End of period	$6,067,990	$4,177,084

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for interest	$7,976	$4,327

In connection with the acquisition of Matritech GmbH, the following non-cash transactions occurred:

Fair value of assets acquired	$532,545

Goodwill	268,453

Cash paid for acquisition costs, net of cash acquired	(100,813)

Liabilities assumed	$700,185

Issuance of common stock for services to be provided	$214,300

See accompanying notes to consolidated financial statements.

MATRITECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Operations and Basis of Presentation

     Matritech, Inc. (the “Company”) was incorporated on October 29, 1987 to develop, produce and distribute products for the diagnosis and potential treatment of cancer based on its proprietary nuclear matrix protein technology. This technology was licensed to the Company by the Massachusetts Institute of Technology (“MIT”).

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

     The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and include, in the opinion of management, all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation of interim period results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The results for the interim periods presented are not necessarily indicative of results to be expected for any future period. It is suggested that these consolidated financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 filed with the SEC (File No. 0-12128).

     On June 28, 2000, the Company acquired all of the outstanding shares of capital stock of ADL GmbH, Gesellschaft fur Allergie, Diagnostika und Laborkonzepte (“ADL”), now called Matritech GmbH (“Matritech GmbH”), a European distributor of diagnostic testing products, including the Company’s NMP22® Test Kit for bladder cancer. Matritech GmbH is located in Freiburg, Germany. For financial statement purposes, this acquisition was accounted for as a purchase, and accordingly the results of operations of Matritech GmbH from June 28, 2000 forward are included in the Company’s consolidated statements of operations.

     In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 addresses changes in the financial accounting and reporting for acquired goodwill and other intangible assets. Effective January 1, 2002, all existing acquired goodwill and other intangible assets will no longer be amortized to expense, with early adoption required for all goodwill and other intangible assets acquired subsequent to June 30, 2001. The statement also provides specific guidance for determining and measuring impairment of all goodwill and other intangible assets. Following the adoption of SFAS No. 142, the Company will cease amortizing the goodwill recorded in the acquisition of Matritech GmbH.

Pro Forma Results of Operations

     The following unaudited pro forma combined results of operations of the Company assume that the Matritech GmbH acquisition was completed on January 1, 2000. These proforma results represent the historical operating results of Matritech GmbH prior to its date of acquisition, combined with those of the Company with appropriate adjustments. These pro forma results are not necessarily indicative of operating results which would have occurred if the Matritech GmbH acquisition had been operated by current management during the periods presented.

	Three months ended		Six months ended
	June 30,		June 30,

	2000	2001	2000	2001

Total revenue	$651,794	$586,162	$1,251,894	$1,183,109

Net loss	$(1,375,052)	$(2,327,513)	$(2,790,400)	$(4,521,536)

Net loss per share - basic and diluted	$(0.06)	$(0.09)	$(0.11)	$(0.18)

2.   Cash Equivalents

     The Company considers all highly liquid investments with original maturities of 90 days or less to be cash equivalents. The Company follows the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, in accounting for its marketable securities. Under SFAS No. 115, securities that the Company has the positive intent and ability to hold to maturity are reported at amortized cost, which approximates fair market value, and are classified as held-to-maturity. Securities held at December 31, 2000 and June 30, 2001 include only cash and cash equivalents, which consist of auction market preferred stocks and money market accounts.

3.   Inventories

     Inventories are stated at the lower of cost or market and consist of the following:

	December 31,	June 30,
	2000	2001

Raw materials	$150,981	$140,609

Work-in-process	1,796	644

Finished goods	181,750	165,534

	$334,527	$306,787

4.   Net Loss Per Common Share

     The Company computes earnings per share in accordance with SFAS No. 128, Earnings Per Share. Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the year. Diluted loss per share is the same as basic loss per share as the effects of the Company’s potential common stock are antidilutive. Potential common stock consists of stock options and warrants; and also as of June 30, 2001, 22,914 shares of common stock held in escrow in connection with the Matritech GmbH acquisition, as these shares are contingent upon future employment. The number of antidilutive common stock equivalents were 1,365,439 and 1,583,035 for the periods ended June 30, 2000 and 2001, respectively.

5.   Notes Payable

     The Company has a term note with Phoenix Leasing Incorporated for equipment purchases. The term note is payable over 48 months, bears interest at 11.75% and is secured by the underlying equipment. Remaining payments under this note total $21,000, with the final payment in October 2001.

     In connection with the acquisition of Matritech GmbH, the Company assumed certain debt obligations. At June 30, 2001, these obligations total $163,000, with balances and details consisting of the following: a $101,000 loan from a bank, due in May 2004 which bears interest at 5.2% secured by trade receivables and inventory; a $44,000 third-party demand note which will be repaid by the Company and for which the Company will be reimbursed by a key Matritech GmbH employee; an $11,000 car loan from a bank bearing interest at 7.50% and due in March 2003; and a $7,000 car loan from a bank bearing interest at 6.99% and due in November 2002.

6.   Segment and Geographic Information

     The Company applies SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker or decision making group, in making decisions about how to allocate resources and assess performance. The Company’s chief decision maker, as defined under SFAS No. 131, is a combination of the Chief Executive Officer, President and the Chief Financial Officer. The Company views its operations and manages its business as principally one segment, the sale of diagnostic products. Associated services are not significant. As a result, the financial information disclosed herein represents all of the material financial information related to the principal operating segment. All of the Company’s products were shipped either from its facilities located in the United States or since June 28, 2000 from its facilities in Freiburg, Germany. Geographic information on product sales by destination is as follows:

	Revenue ($ in 000's)

	Three Months Ended June 30,				Six Months Ended June 30,

	2000		2001		2000		2001

	$	%	$	%	$	%	$	%

United States	$71	38%	$67	12%	$124	38%	$194	16%

Japan	31	16	37	6	81	25	74	6

Europe	67	35	462	79	83	25	881	75

Rest of world	21	11	20	3	42	12	34	3

Total	$190	100%	$586	100%	$330	100%	$1,183	100%

7.   Reclassifications

     Certain reclassifications have been made to the prior years’ financial statements to conform to current presentation. These classifications have no effect on the Company’s results of operations or financial position.

8.   Warrant Issuance

     In July 2000, the Company issued a fully vested, nonforfeitable warrant to an investor relations consultant for the purchase of up to 450,000 shares of the Company’s common stock for a price of $2.50 per share expiring in July 2005. These warrants were valued at $2.0 million in accordance with SFAS No. 123 and are being expensed ratably over the one-year term of the agreement. The Company expensed approximately $510,000 as a component of selling, general and administrative expense on the accompanying statement of operations in each of the quarters ended March 31, 2001 and June 30, 2001. In December 2000 and January 2001, 200,000 and 50,000, respectively, of these warrants were exercised, providing proceeds to the Company of $500,000 and $125,000, respectively.

9.   Common Stock Purchase Agreement

     In August 2000, the Company entered into a common stock purchase agreement with Acqua Wellington North American Equities Fund, Ltd. (“Acqua”) covering the sale of up to $30 million (a maximum of 2.45 million shares) of the Company’s common stock. Draw downs to purchase stock are initiated at the Company’s sole discretion, and the Company sets a minimum threshold price beneath which Acqua is not required to purchase. Draw downs are in effect for 20 consecutive trading days after authorization by the Company, with a maximum of 12 draw downs, each not to exceed $10 million, during the term of the agreement. Shares are purchased at a discount (ranging from 4.5% to 7.0% depending on the threshold price) to the market price at any time beginning in August 2000 and ending in October 2001. During 2000, Acqua purchased 281,082 shares, with net proceeds to the Company of $1,476,000. During the first six months of 2001, Acqua purchased 682,950 shares, with net proceeds to the Company of $2,460,000.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

     This Quarterly Report on Form 10-Q, other reports and communications to securityholders, as well as oral statements made by the Company’s officers or agents may contain forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements may relate to, among other things, the Company’s future revenue, operating income, EBITDA and the plans and objectives of management. In particular, certain statements contained in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in “Factors That May Affect Future Results” constitute forward-looking statements. Actual events or results may differ materially from those stated in any forward-looking statement. Factors that may cause such differences are discussed below and in the Company’s other reports filed with the Securities and Exchange Commission.

     The Company was incorporated in 1987 to develop, manufacture and market innovative cancer diagnostic products based on its proprietary NMP technology. The Company has been unprofitable since inception and expects to incur significant operating losses for at least the next several years. For the period from inception to June 30, 2001, the Company incurred a cumulative net loss of approximately $59 million.

     The results of operations for the three and six months ended June 30, 2001 include the activities of the Company’s German subsidiary, Matritech GmbH, acquired in June 2000. Matritech GmbH distributes the Company’s product and other third-party products in Europe.

     In the United States, the Company sells its NMP22 Test Kit through its own direct sales force, and in 1998 entered into a distribution agreement with Curtin Matheson Scientific, now Fisher Healthcare (“Fisher”) granting Fisher the right, co-exclusive with Matritech, to distribute the microtiter plate-based NMP22 Test Kit to hospitals and commercial laboratories within the United States. Outside the United States, the Company sells the NMP22 Test Kit through its European subsidiary and other distributors.

Results of Operations

Three Months Ended June 30, 2001 Compared with Three Months Ended June 30, 2000

     Product sales increased to $586,000 from $190,000 for the quarters ended June 30, 2001 and 2000, respectively. This increase was primarily due to the Company’s acquisition of Matritech GmbH in June 2000, along with a 20% increase in NMP22 test kit sales worldwide.

     Cost of product sales increased to $409,000 from $150,000 for the quarters ended June 30, 2001 and 2000, respectively. As a percentage of product sales, cost of sales decreased to 70% from 79% for the quarters ended June 30, 2001 and 2000, respectively. The decrease in cost of sales as a percentage of sales is due to the inclusion of a full quarter’s worth of Matritech GmbH’s sales of third-party products in the 2001 period which carry higher margins than the products developed and manufactured by Matritech. Matritech product margins are negatively affected by costs related to excess capacity maintained by the Company to support expected future sales increases.

     Research and development expenses increased to $749,000 from $557,000 for the quarters ended June 30, 2001 and 2000, respectively. Clinical consulting costs and site payments increased a total of $50,000 due to the increased number of active projects. Personnel-related expenses increased $56,000 due to increased headcount, and the allocated portion of rent and utilities costs increased $21,000 under the amended lease agreement. Also, contract research and consulting expense associated with the development of a new product format was $62,000 in the 2001 period.

     Selling, general and administrative expenses increased to $1,794,000 from $845,000 for the quarters ended June 30, 2001 and 2000, respectively. This increase is primarily due to the following: a $510,000 charge for compensation expense related to the issuance of a warrant to an investor relations consultant in July 2000; $322,000 related to Matritech GmbH’s operations in 2001; amortization of goodwill and deferred compensation in 2001 of $71,000; increased legal expense of $63,000; and increased administrative personnel costs of $34,000. These increases were offset by a decrease of $41,000 due to the timing of annual report and annual meeting costs.

     Interest income decreased to $42,000 from $109,000 for the quarters ended June 30, 2001 and 2000, respectively. The decrease was due to lower average cash balances available for investment along with lower interest rates in the 2001 period.

     The Company incurred a net loss of $2,328,000 for the quarter ended June 30, 2001, compared to a net loss of $1,257,000 for the quarter ended June 30, 2000. The increase of $1,071,000, or 85%, in the net loss was primarily the result of compensation expense related to the investor relations warrant issued in July 2000 and increased research and development and administrative expenses.

Six Months Ended June 30, 2001 Compared with Six Months Ended June 30, 2000

     Product sales increased to $1,183,000 from $330,000 for the six months ended June 30, 2001 and 2000, respectively. This increase was primarily due to the Company’s acquisition of Matritech GmbH in June 2000, along with a 20% increase in NMP22 test kit sales worldwide.

     Cost of product sales increased to $851,000 from $323,000 for the six months ended June 30, 2001 and 2000, respectively. As a percentage of product sales, cost of sales decreased to 72% from 98% for the quarters ended June 30, 2001 and 2000, respectively. The decrease in cost of sales as a percentage of sales is due to the inclusion of a full quarter’s worth of Matritech GmbH’s sales of third-party products in the 2001 period which carry higher margins than the products developed and manufactured by Matritech. Matritech product margins are negatively affected by costs related to excess capacity maintained by the Company to support expected future sales increases.

     Research and development expenses increased to $1,391,000 from $1,072,000 for the six months ended June 30, 2001 and 2000, respectively. Clinical consulting costs, site payments, and travel expense increased a total of $118,000 due to the increased number of active projects. Personnel-related expenses increased $91,000 due to increased headcount, and the allocated portion of rent and utilities costs increased $48,000 under the amended lease agreement. Also, contract research associated with the development of a new product format was $48,000 in the 2001 period.

     Selling, general and administrative expenses increased to $3,562,000 from $1,678,000 for the six months ended June 30, 2001 and 2000, respectively. This increase is primarily due to the following: a $1,021,000 charge for compensation expense related to the issuance of a warrant to an investor relations consultant in July 2000; $624,000 related to Matritech GmbH’s operations in 2001; increased administrative personnel costs of $101,000 due to increased headcount and incentive accruals; amortization of goodwill and deferred compensation in 2001of $80,000; and increased legal expense of $88,000. These increases were offset by reductions in sales personnel costs of $55,000 due to decreased headcount in the sales department.

     Interest income decreased to $107,000 from $189,000 for the six months ended June 30, 2001 and 2000, respectively. The decrease was due to lower average cash balances available for investment along with lower interest rates in the 2001 period.

     The Company incurred a net loss of $4,522,000 for the six months ended June 30, 2001, compared to a net loss of $2,562,000 for the six months ended June 30, 2000. The increase of $1,960,000, or 77%, in the net loss was primarily the result of the compensation expense related to the investor relations warrant issued in July 2000 and increased research and development and administrative expenses.

Liquidity and Capital Resources

     Since its inception, the Company has financed its operations primarily through private and public offerings of its securities and through funded development and marketing agreements. At June 30, 2001 and December 31, 2000, the Company had cash and cash equivalents of $4,133,000 and $4,661,000, respectively, and working capital of $3,913,000 and $4,588,000, respectively.

     The Company’s operating activities used cash of $3,111,000 and $2,763,000 for the six months ended June 30, 2001 and 2000, respectively, primarily to fund the Company’s operating loss.

     The Company’s investing activities used cash of $80,000 and $67,000 for the six months ended June 30, 2001 and 2000, respectively, primarily for the purchase of laboratory and office equipment, and leasehold improvements in the 2001 period. The Company currently estimates that capital expenditures for fiscal 2001 will be approximately $300,000 primarily consisting of additional lab equipment.

     The Company’s financing activities provided cash of $2,683,000 and $3,285,000 for the six months ended June 30, 2001 and 2000, respectively. The activity in the 2001 period resulted primarily from proceeds received from the sale of common stock under an equity financing agreement as well as proceeds received from the exercise of common stock warrants, net of payments on notes payable. The activity in the 2000 period was primarily from proceeds from the exercise of common stock options and common stock warrants, net of payments on notes payable.

     The Company has a term note with Phoenix Leasing Incorporated for equipment purchases. The term note is payable over 48 months, bears interest at 11.75% and is secured by the underlying equipment. The outstanding balance of this note at June 30, 2001 and December 31, 2000 is $21,000 and $63,000, respectively.

     In connection with the acquisition of Matritech GmbH, the Company assumed certain debt obligations. At June 30, 2001, these obligations total $163,000, with balances and details consisting of the following: a $101,000 loan from a bank, due in May 2004 which bears interest at 5.2% secured by trade receivables and inventory; a $44,000 third-party demand note which will be repaid by the Company and for which the Company will be reimbursed by a key Matritech GmbH employee; an $11,000 car loan from a bank bearing interest at 7.50% and due in March 2003; and a $7,000 car loan from a bank bearing interest at 6.99% and due in November 2002.

     The Company’s current lease on its space in Newton, Massachusetts expires December 31, 2005, and the Company has a five-year option for the period commencing January 1, 2006. Matritech GmbH’s current lease on its space in Freiburg, Germany expires January 31, 2006.

     In August 2000, the Company entered into a common stock purchase agreement with Acqua Wellington North American Equities Fund, Ltd. (“Acqua”) covering the sale of up to $30 million (a maximum of 2.45 million shares) of the Company’s common stock. Draw downs to purchase stock are initiated at the Company’s sole discretion, and the Company sets a minimum threshold price beneath which Acqua is not required to purchase. Draw downs are in effect for 20 consecutive trading days after authorization by the Company, with a maximum of 12 draw downs, each not to exceed $10 million, during the term of the agreement. Shares are purchased at a discount (ranging from 4.5% to 7.0% depending on the threshold price) to the market price at any time beginning in August 2000 and ending in October 2001. During 2000, Acqua purchased 281,082 shares, with net proceeds to the Company of $1,476,000. During the first six months of 2001, Acqua purchased 682,950 shares, with net proceeds to the Company of $2,460,000.

     The Company expects to incur continued research and development expenses and other costs, including costs related to clinical studies to commercialize additional products based upon its NMP technology. The Company will require substantial additional funds to fund operations, complete new product development, conduct clinical trials and manufacture and market its products.

     The Company’s future capital requirements will depend on many factors, including, but not limited to: continued scientific progress in its research and development programs; the magnitude of its research and development programs; progress with clinical trials for its diagnostic products; the magnitude of product sales; the time involved in obtaining regulatory approvals; the costs involved in filing, prosecuting and enforcing patent claims; the competing technological and market developments; and the ability of the Company to establish additional development and marketing arrangements to provide funding for research and development and to conduct clinical trials, obtain regulatory approvals, and manufacture and market certain of the Company’s products.

     At June 30, 2001, the Company had $4,133,000 in cash and cash equivalents and $3,913,000 of working capital. The Company believes that its existing cash resources and the existing equity arrangement with Acqua will satisfy its capital needs through 2001.

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

Factors That May Affect Future Results

     The Company’s future financial and operational results are subject to a number of material risks and uncertainties that may affect such results or conditions, including:

     Access to Capital. The Company needs to obtain additional long-term financing to continue to manufacture and market its products, to conduct research and development, and to conduct clinical trials as currently contemplated. The amount of additional funding needed depends on several variables that affect the Company’s capital needs, including the results of clinical trials, the actions of regulatory agencies like the Food & Drug Administration (“FDA”) and market acceptance of the Company’s products and resulting revenue streams. Although the Company entered into an equity financing agreement that should enable it to obtain additional financing over the near-term, depending on market conditions, the Company will also consider various financing alternatives, including equity or debt financing and corporate partnering arrangements. There can be no assurance, however, that this additional funding will be available on terms acceptable to the Company, if at all. If additional financing is not available, the Company may be required to curtail expenses or take other steps that adversely affect the Company’s future performance.

     History of Operating Losses and Anticipated Future Losses. The Company has incurred operating losses since its inception and anticipates future losses. While the Company expects to improve operating results in future periods, there can be no assurance that the Company will achieve or maintain profitability or that its revenue will grow in the future.

     Fluctuation in Operating Results. The Company’s future operating results may vary significantly from quarter to quarter or from year to year depending on a number of factors including: the timing and size of orders from the Company’s customers and distributors; regulatory approvals and the introduction of new products by the Company; and the market acceptance of the Company’s products. The Company’s current planned expense levels are based in part upon expectations as to future revenue. Consequently, profits may vary significantly from quarter to quarter or year to year based on the timing of revenue. Revenue or profits in any period will not necessarily be indicative of results in subsequent periods.

     Uncertainties Associated with Future Performance. The Company’s success in the market for diagnostic products will depend, in part, on the Company’s ability to: successfully develop, test, produce and market its products; obtain necessary governmental approvals in a timely manner; attract and maintain key employees; and successfully respond to technological changes in its marketplace. The Company has limited internal marketing and sales resources and personnel. In order to market successfully the Company’s current and future products in the United States, Germany and other territories in which it does not, or does not intend to, use third-party distributors, the Company will need to develop a larger marketing and sales force with appropriate technical expertise and distribution capability. The Company may be unable to establish the marketing and sales capabilities that it needs, and the Company may be unsuccessful in gaining wide market acceptance for its products.

     Near-Term Dependence Upon A Limited Number of Products. The Company anticipates that in the near-term the Company’s success will be substantially dependent on the success of a limited number of products. The Company would experience a material adverse effect on its business, financial condition and results of operations if those products do not achieve wide market acceptance. The Company’s other products have not been approved by the FDA or are in development, and there can be no assurance that the Company will be successful with such regulatory approvals and product development.

     Reliance on Sole Suppliers. The Company currently relies on sole suppliers for certain key components for its NMP22 Test Kit. In the event that the components from such suppliers should become unavailable for any reason, the Company would seek alternative sources of supply, which may entail making regulatory submissions and obtaining regulatory approvals from the FDA or such alternative suppliers. Although the Company attempts to maintain an adequate level of inventory to provide for these and other contingencies, should its manufacturing process be disrupted as a result of a shortage of key components or a revalidation of new components, there can be no assurance that the Company would be able to meet its customer commitments. The Company’s failure or delay in meeting its commitments could cause sales to decrease, market share to be lost permanently, and could result in significant expenses to obtain alternative sources of supply with the necessary facilities and know-how.

     Foreign Acquisition. In June 2000, the Company completed the acquisition of Matritech GmbH. The Company is continuing its efforts to complete the integration of operations, such as coordinating geographically separate organizations, integrating personnel with disparate business backgrounds and combining different corporate cultures. There can be no assurance that the acquired business or its products will be successful, that the Company will successfully complete the integration of the acquired business into the Company, or that the Company will achieve the desired synergies from the transaction.

     Foreign Exchange. To the extent that foreign currency exchange rates fluctuate in the future, the Company may be exposed to continued financial risk. These can be no assurance that the Company will be successful in limiting its exposure.

     Euro Currency. In January 1999, certain member countries of the European Union (“EU”) established fixed conversion rates between their existing currencies and the EU’s common currency, the euro. The former currencies of the participating countries are scheduled to remain legal tender as denominations of the euro until January 2002 when the euro will be adopted as the sole legal currency. The Company is continuing to assess the impact that the conversion to the euro will have on its acquired European operations. The Company is evaluating the potential impact in several areas of its business including the ability of its information systems to handle euro-denominated transactions and the impact on exchange costs and currency exchange rate prices. The Company is also evaluating the impact that cross-border price transparencies, which may affect the ability to price products differently in various countries, will have on its margin. Although the Company is still in the assessment phase, the conversion to the euro is not expected to have a material impact on the Company’s operations or financial position.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

     Investment Portfolio. The Company owns financial instruments that are sensitive to market and interest rate risks as part of its investment portfolio. The investment portfolio is used to preserve the Company’s capital until it is required to fund operations including the Company’s research and development activities. None of these market-risk sensitive instruments are held for trading purposes. The Company does not use derivative financial instruments that meet high credit quality standards, as specified in the Company’s investment policy guidelines; the policy also limits the amount of credit exposure to any one issue, issuer, and type of instrument. It is suggested that this paragraph be read in conjunction with Note 1 of Notes to Consolidated Financial Statements —“Operations and Significant Accounting Policies” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 filed with the SEC (File No. 0-12128).

     Foreign Exchange. The accounts of Matritech GmbH are translated in accordance with SFAS No. 52, Foreign Currency Translation. In translating the accounts of Matritech GmbH into U.S. dollars, assets and liabilities are translated at the rate of exchange in effect at year-end, while stockholders’ equity is translated at historical rates. Revenue and expense accounts are translated using the weighted-average exchange rate in effect during the period. Foreign currency translation and transaction gains or losses for Matritech GmbH are included in the accompanying consolidated statements of operations since the functional currency for Matritech GmbH is the Deutsche Mark. The Company had sales of approximately $870,000 denominated in foreign currency in the six months ended June 30, 2001.

PART II.   OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

(a)	The annual meeting of stockholders of Matritech (the “Annual Meeting”) was held on June 15, 2001.

(b)	The following directors were elected at the Annual Meeting:

	VOTES

ELECTION OF DIRECTORS	FOR	WITHHELD

Stephen D. Chubb	20,172,910	494,551

David L. Corbet	20,152,660	514,801

Judith Kurland	20,554,681	112,780

Richard A. Sandberg	20,506,831	160,630

David Rubinfien	20,440,281	227,180

T. Stephen Thompson	20,507,581	159,880

C. William Zadel	20,507,181	160,280

The only other matter proposed and voted on at the Annual Meeting was the ratification of the selection of the firm of Arthur Andersen LLP as auditors for the fiscal year ending December 31, 2001. With 20,547,271 voting for, 80,211 against, and 39,979 abstaining, the proposal was passed.

Item 6.   Exhibits and Reports on Form 8-K

(a)	Exhibits:

None.

(b)	Reports on Form 8-K:

None.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MATRITECH, INC.

Date: August 7, 2001	By:	/s/ Stephen D. Chubb Stephen D. Chubb Director, Chairman and Chief Executive Officer (principal executive officer)

Date: August 7, 2001	By:	/s/ John S. Doherty, Jr. John S. Doherty, Jr. Vice President, Chief Financial Officer and Treasurer (principal accounting and financial officer)