Form 10-Q
period 2001-09-30
MATRITECH INC/DE/
filed 2001-11-02
CIK 884847

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934:

For the quarterly period ended September 30, 2001

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

     Yes X     No

     As of November 1, 2001, there were 26,812,674 shares of the Registrant’s Common Stock outstanding.

MATRITECH, INC.

INDEX

		Page

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets at December 31, 2000 and September 30, 2001	3

	Consolidated Statements of Operations for the three and nine months ended September 30, 2000 and 2001	5

	Consolidated Statements of Cash Flows for the nine months ended September 30, 2000 and 2001	6

	Notes to Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

PART II	OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	17

SIGNATURES		18

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

MATRITECH, INC.
CONSOLIDATED BALANCE SHEETS
ASSETS

	December 31,	September 30,
	2000	2001

		(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$4,661,005	$3,463,394
Accounts receivable, net	250,937	221,726
Inventories	334,527	385,752
Interest receivable and prepaid expenses	193,182	138,479

Total current assets	5,439,651	4,209,351

PROPERTY AND EQUIPMENT, at cost:
Laboratory equipment	1,831,109	1,897,891
Office equipment	253,228	274,386
Laboratory furniture	62,739	62,739
Leasehold improvements	56,981	88,865
Automobiles	34,059	33,962

	2,238,116	2,357,843
Less — accumulated depreciation and amortization	1,456,774	1,592,935

	781,342	764,908

GOODWILL, net	219,432	153,951
OTHER ASSETS, net	155,043	143,790

	$6,595,468	$5,272,000

See accompanying notes to consolidated financial statements.

MATRITECH, INC.
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND STOCKHOLDERS’ EQUITY

	December 31,	September 30,
	2000	2001

		(Unaudited)
CURRENT LIABILITIES:
Current maturities of notes payable	$110,322	$54,693
Accounts payable	365,811	357,125
Accrued expenses	367,474	510,066
Deferred revenue	8,433	31,528

Total current liabilities	852,040	953,412

NOTES PAYABLE, less current maturities	157,381	116,388

OTHER LONG-TERM LIABILITIES	18,039	21,050

STOCKHOLDERS’ EQUITY:
Preferred stock, $1.00 par value - Authorized – 4,000,000 shares Issued and outstanding – none	—	—
Common stock, $0.01 par value - Authorized – 40,000,000 shares Issued and outstanding - 25,541,282 Shares at December 31, 2000 and 26,809,249 shares at September 30, 2001	255,413	268,092
Additional paid-in capital	59,611,684	64,590,556
Deferred compensation	(178,582)	(125,005)
Cumulative translation adjustment	(9,021)	(838)
Accumulated deficit	(54,111,486)	(60,551,655)

Total stockholders’ equity	5,568,008	4,181,150

	$6,595,468	$5,272,000

See accompanying notes to consolidated financial statements.

MATRITECH, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2000	2001	2000	2001

Revenue:
Product sales	$446,047	$511,739	$775,738	$1,694,848

Operating expenses:
Cost of product sales	340,106	386,153	663,047	1,237,180
Research and development	623,675	890,274	1,695,317	2,281,512
Selling, general and administrative	1,812,659	1,186,035	3,490,189	4,740,270

Total operating expenses	2,776,440	2,462,462	5,848,553	8,258,962

Loss from operations	(2,330,393)	(1,950,723)	(5,072,815)	(6,564,114)

Interest income	81,890	35,801	270,505	142,994
Interest expense	4,683	3,711	12,659	19,049

NET LOSS	$(2,253,186)	$(1,918,633)	$(4,814,969)	$(6,440,169)

BASIC/DILUTED NET LOSS PER COMMON SHARE	$(0.09)	$(0.07)	$(0.20)	$(0.25)

BASIC/DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	25,004,331	26,562,051	24,652,234	26,072,973

See accompanying notes to consolidated financial statements.

MATRITECH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,

	2000	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,814,969)	$(6,440,169)
Adjustments to reconcile net loss to net cash
Used in operating activities -
Depreciation and amortization	127,481	201,642
Amortization of deferred compensation	—	84,277
Expense related to issuance of common stock warrant to consultant	510,342	1,020,684
Changes in assets and liabilities -
Accounts receivable, net	140,208	29,211
Inventories	4,289	(51,225)
Interest receivable and prepaid expenses	(31,702)	54,703
Other assets	(43,024)	11,253
Accounts payable	(202,075)	(8,686)
Accrued expenses	159,784	145,603
Deferred revenue	(177)	23,095

Net cash used in operating activities	(4,149,843)	(4,929,612)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(70,116)	(119,727)
Cash paid for acquisition costs in purchase of Matritech GmbH, net of cash acquired	(89,306)	—

Net cash used in investing activities	(159,422)	(119,727)

See accompanying notes to consolidated financial statements.

MATRITECH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)

	Nine Months Ended
	September 30,

	2000	2001

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock, net	$284,462	$3,691,930
Proceeds from exercise of common stock options	450,014	88,123
Proceeds from exercise of common stock warrants	2,892,959	125,000
Proceeds from issuance of common stock under employee stock purchase plan	4,500	35,114
Payments on notes payable	(232,239)	(96,622)

Net cash provided by financing activities	3,399,696	3,843,545

Effect of foreign exchange on cash and cash equivalents	(25,479)	8,183

NET DECREASE IN CASH AND CASH EQUIVALENTS	(935,048)	(1,197,611)
CASH AND CASH EQUIVALENTS, Beginning of period	5,612,194	4,661,005

CASH AND CASH EQUIVALENTS, End of period	$4,677,146	$3,463,394

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$12,659	$19,049

In connection with the acquisition of Matritech GmbH, the following non-cash transactions occurred:
Fair value of assets acquired	$532,545
Goodwill	268,453
Cash paid for acquisition costs, net of cash acquired	(100,813)

Liabilities assumed	$700,185

Issuance of common stock for services to be provided	$214,300

See accompanying notes to consolidated financial statements.

MATRITECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  Operations and Basis of Presentation

     Matritech, Inc. (the “Company”) was incorporated on October 29, 1987 to develop, produce and distribute products for the diagnosis and potential treatment of cancer based on its proprietary nuclear matrix protein technology. This technology was licensed to the Company by the Massachusetts Institute of Technology.

     The Company is devoting substantially all of its efforts toward product research and development, raising capital, securing partners and marketing products. The Company is subject to risks common to companies in similar stages of development, including a history of operating losses and anticipated future losses, fluctuation in operating results, uncertainties associated with future performance, near-term dependence on a limited number of products, reliance on sole suppliers, dependence on key individuals, competition from substitute products and larger companies, the development of commercially usable products and the need to obtain adequate additional financing necessary to fund its operations and the development of its future products.

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

     On June 28, 2000, the Company acquired all of the outstanding shares of capital stock of ADL GmbH, Gesellschaft fur Allergie, Diagnostika und Laborkonzepte, now called Matritech GmbH (“Matritech GmbH”), a European distributor of diagnostic testing products, including the Company’s NMP22® Test Kit for bladder cancer. Matritech GmbH is located in Freiburg, Germany. For financial statement purposes, this acquisition was accounted for as a purchase, and accordingly the results of operations of Matritech GmbH from June 28, 2000 forward are included in the Company’s consolidated statements of operations.

2.  Recent Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, Accounting for Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. These statements modify accounting for business combinations after June 30, 2001 and will affect the Company’s treatment of goodwill and other intangible assets at the start of the fiscal year 2002, and for acquisitions consummated after June 30, 2001. The statements require that goodwill existing at the date of adoption be reviewed for possible impairment and that impairment tests be periodically repeated, with impaired assets written down to fair value. Additionally, existing goodwill and intangible assets must be assessed and classified within these statements’ criteria. Intangible assets with estimated useful lives will continue to be amortized over those periods. Amortization of goodwill and intangible assets with indeterminable lives will cease. Although the Company has not yet determined the full impact of these statements on reported results, amortization of goodwill and other intangible assets for the nine months ended September 30, 2001 totaled $122,562.

     In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement shall be effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not expect the adoption of this statement to have a material impact on their operations.

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years, with early application encouraged. The Company does not expect the adoption of this statement to have a material impact on their operations.

3.  Cash Equivalents

     The Company considers all highly liquid investments with original maturities of 90 days or less to be cash equivalents. The Company follows the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, in accounting for its marketable securities. Under SFAS No. 115, securities that the Company has the positive intent and ability to hold to maturity are reported at amortized cost, which approximates fair market value, and are classified as held-to-maturity. Securities held at December 31, 2000 and September 30, 2001 include only cash and cash equivalents, which consist of auction market preferred stocks and money market accounts.

4.  Inventories

     Inventories are stated at the lower of cost or market and consist of the following:

	December 31,	September 30,
	2000	2001

Raw materials	$150,981	$133,165
Work-in-process	1,796	2,227
Finished goods	181,750	250,360

	$334,527	$385,752

5.  Net Loss Per Common Share

     The Company computes earnings per share in accordance with SFAS No. 128, Earnings Per Share. Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the year. Diluted loss per share is the same as basic loss per share as the effects of the Company’s potential common stock are antidilutive. Potential common stock consists of stock options and warrants; and also as of September 30, 2001, 22,914 shares of common stock held in escrow in connection with the Matritech GmbH acquisition, as these shares are contingent upon future employment. The number of antidilutive common stock equivalents was 1,731,833 and 1,598,585 for the periods ended September 30, 2000 and 2001, respectively.

6.  Notes Payable

     The Company has a term note with Phoenix Leasing Incorporated for equipment purchases. The term note is payable over 48 months, bears interest at 11.75% and is secured by the underlying equipment. The final remaining payment under this note is $7,000 due in October 2001.

     In connection with the acquisition of Matritech GmbH, the Company assumed certain debt obligations. At September 30, 2001, these obligations total $164,000, with balances and details consisting of the following: a $101,000 loan from a bank, due in May 2004 which bears interest at 5.2% secured by trade receivables and inventory; a $47,000 third-party demand note which will be repaid by the Company and for which the Company will be reimbursed by a key Matritech GmbH employee; a $10,000 car loan from a bank bearing interest at 7.50% and due in March 2003; and a $6,000 car loan from a bank bearing interest at 6.99% and due in November 2002.

7.  Segment and Geographic Information

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

	Revenue ($ in 000's)

	Three Months Ended September 30,				Nine Months Ended September 30,

	2000		2001		2000		2001

	$	%	$	%	$	%	$	%

United States	$61	13%	$91	18%	$185	24%	$285	17%
Japan	31	7	50	10	112	14	125	7
Europe	310	70	360	70	393	51	1,241	73
Rest of world	44	10	11	2	86	11	44	3

Total	$446	100%	$512	100%	$776	100%	$1,695	100%

8.  Reclassifications

     Certain reclassifications have been made to the prior years’ financial statements to conform to current presentation. These classifications have no effect on the Company’s results of operations or financial position.

9.  Warrant Issuance

     In July 2000, the Company issued a fully vested, nonforfeitable warrant to an investor relations consultant for the purchase of up to 450,000 shares of the Company’s common stock at an exercise price of $2.50 per share expiring in July 2005. These warrants were valued at approximately $2.0 million in accordance with SFAS No. 123 and are being expensed ratably over the one-year term of the agreement. The Company expensed approximately $510,000 as a component of selling, general and administrative expense on the accompanying statement of operations in each of four quarters beginning September 30, 2000, with the approximately $2.0 million of compensation expense being fully amortized as of June 30, 2001. In December 2000 and January 2001, 200,000 and 50,000, respectively, of these warrants were exercised, providing proceeds to the Company of $500,000 and $125,000, respectively.

10.  Common Stock Purchase Agreement

     In August 2000, the Company entered into a common stock purchase agreement with Acqua Wellington North American Equities Fund, Ltd. (“Acqua”) covering the sale of up to $30 million (a maximum of 2.45 million shares) of the Company’s common stock. Draw downs to purchase stock were initiated at the Company’s sole discretion, and the Company set a minimum threshold price beneath which Acqua was not required to purchase. Draw downs were in effect for 20 consecutive trading days after authorization by the Company, with a maximum of 12 draw downs, each not to exceed $10 million, during the term of the agreement. Shares were purchased at a discount (ranging from 4.5% to 7.0% depending on the threshold price) to the market price at any time beginning in August 2000 and ending in October 2001. During 2000, Acqua purchased 281,082 shares, with net proceeds to the Company of $1,476,000. During the first nine months of 2001, Acqua purchased 1,105,395 shares, with net proceeds to the Company of $3,542,000. The Acqua agreement terminated on October 22, 2001.

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

     The Company was incorporated in 1987 to develop, manufacture and market innovative cancer diagnostic products based on its proprietary NMP technology. The Company has been unprofitable since inception and expects to incur significant operating losses for at least the next several years. For the period from inception to September 30, 2001, the Company incurred a cumulative net loss of approximately $61 million.

      The results of operations for the three and nine months ended September 30, 2001 include the activities of the Company’s German subsidiary, Matritech GmbH, acquired in June 2000. Matritech GmbH distributes the Company’s product and other third-party products in Europe.

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

Results of Operations

Three Months Ended September 30, 2001 Compared with Three Months Ended September 30, 2000

     Product sales increased to $512,000 from $446,000 for the quarters ended September 30, 2001 and 2000, respectively. This increase was primarily due to an increase in Matritech GmbH’s European sales of distributed products, along with an increase in research-use product sales in the United States. These increases were offset by a decrease in sales to countries outside of the United States, Europe and the Far East.

     Cost of product sales increased to $386,000 from $340,000 for the quarters ended September 30, 2001 and 2000, respectively. As a percentage of product sales, cost of sales decreased to 75% from 76% for the quarters ended September 30, 2001 and 2000, respectively.

     Research and development expenses increased to $890,000 from $624,000 for the quarters ended September 30, 2001 and 2000, respectively. Clinical consulting costs and site payments increased a total of $153,000 due to the increased number of active projects. Personnel-related expenses, recruiting costs, and lab supplies increased $29,000, $30,000 and $27,000, respectively, due to increased headcount. Also, the allocated portion of rent and utilities costs increased $18,000 under the amended lease agreement.

     Selling, general and administrative expenses decreased to $1,186,000 from $1,813,000 for the quarters ended September 30, 2001 and 2000, respectively. This decrease is primarily due to the absence of $510,000 of compensation expense in the 2001 period related to the investor relations consultant warrant issued in July 2000, and decreased consulting costs of $222,000. These decreases were offset by increased personnel-related expenses of $53,000 and increased legal expense of $37,000.

     Interest income decreased to $36,000 from $82,000 for the quarters ended September 30, 2001 and 2000, respectively. The decrease was due to lower average cash balances available for investment along with lower interest rates in the 2001 period.

     The Company incurred a net loss of $1,919,000 for the quarter ended September 30, 2001, compared to a net loss of $2,253,000 for the quarter ended September 30, 2000. The decrease of $334,000, or 15%, in the net loss was primarily the result of decreased selling, general and administrative expenses offset by increased research and development expenses.

Nine Months Ended September 30, 2001 Compared with Nine Months Ended September 30, 2000

     Product sales increased to $1,695,000 from $776,000 for the nine months ended September 30, 2001 and 2000, respectively. This increase was primarily due to the Company’s acquisition of Matritech GmbH in June 2000, along with an 11% increase in NMP22 test kit sales worldwide and an increase in research-use product sales in the United States.

     Cost of product sales increased to $1,237,000 from $663,000 for the nine months ended September 30, 2001 and 2000, respectively. As a percentage of product sales, cost of sales decreased to 73% from 85% for the nine months ended September 30, 2001 and 2000, respectively. The decrease in cost of sales as a percentage of sales is due to the inclusion of three full quarter’s worth of Matritech GmbH’s sales of third-party products in the 2001 period which carry higher margins than the products developed and manufactured by Matritech. Matritech product margins are negatively affected by costs related to excess capacity maintained by the Company to support expected future sales increases.

     Research and development expenses increased to $2,282,000 from $1,695,000 for the nine months ended September 30, 2001 and 2000, respectively. Clinical consulting costs, site payments, and travel expense increased a total of $298,000 due to the increased number of active projects. Personnel-related expenses increased $110,000 due to increased headcount, and related recruiting expense for filling the new positions increased $57,000. The allocated portion of rent and utilities costs increased $66,000 under the amended lease agreement, and contract research associated with the development of a new product format was $55,000 in the 2001 period.

     Selling, general and administrative expenses increased to $4,740,000 from $3,490,000 for the nine months ended September 30, 2001 and 2000, respectively. This increase is primarily due to the following: an extra $510,000 (one quarter’s worth) of compensation expense related to the issuance of a warrant to an investor relations consultant in July 2000; a $638,000 increase in Matritech GmbH’s operational expense as a full nine months are included in 2001 as compared to only three months worth in 2000; increased amortization expense for goodwill and deferred compensation in 2001of $111,000; increased legal expense of $126,000; and increased personnel-related expenses of $100,000. These increases were offset by a decrease in consulting expense of $231,000.

     Interest income decreased to $143,000 from $271,000 for the nine months ended September 30, 2001 and 2000, respectively. The decrease was due to lower average cash balances available for investment along with lower interest rates in the 2001 period.

     The Company incurred a net loss of $6,440,000 for the nine months ended September 30, 2001, compared to a net loss of $4,815,000 for the nine months ended September 30, 2000. The increase of $1,625,000, or 34%, in the net loss was primarily the result of the extra quarters worth of compensation expense related to investor relations consultant warrant issued in July 2000, the extra two quarters worth of Matritech GmbH operational expense, and increased research and development expenses.

Liquidity and Capital Resources

     Since its inception, the Company has financed its operations primarily through private and public offerings of its securities and through funded development and marketing agreements. At September 30, 2001 and December 31, 2000, the Company had cash and cash equivalents of $3,463,000 and $4,661,000, respectively, and working capital of $3,256,000 and $4,588,000, respectively.

     The Company’s operating activities used cash of $4,930,000 and $4,150,000 for the nine months ended September 30, 2001 and 2000, respectively, primarily to fund the Company’s operating loss.

     The Company’s investing activities used cash of $120,000 and $159,000 for the nine months ended September 30, 2001 and 2000, respectively, primarily for the purchase of laboratory and office equipment, and leasehold improvements in the 2001 period. The Company currently estimates that remaining capital expenditures for fiscal 2001 will be approximately $30,000 primarily consisting of additional lab equipment.

     The Company’s financing activities provided cash of $3,844,000 and $3,400,000 for the nine months ended September 30, 2001 and 2000, respectively. The activity in the 2001 period resulted primarily from proceeds received from the sale of common stock under the equity financing agreement with Acqua, as well as proceeds received from the exercise of common stock options and common stock warrants, net of payments on notes payable. The activity in the 2000 period was primarily from proceeds from the exercise of common stock options and common stock warrants, net of payments on notes payable.

     The Company has a term note with Phoenix Leasing Incorporated for equipment purchases. The term note is payable over 48 months, bears interest at 11.75% and is secured by the underlying equipment. The outstanding balance of this note at September 30, 2001 and December 31, 2000 is $7,000 and $63,000, respectively.

     In connection with the acquisition of Matritech GmbH, the Company assumed certain debt obligations. At September 30, 2001, these obligations total $164,000, with balances and details consisting of the following: a $101,000 loan from a bank, due in May 2004 which bears interest at 5.2% secured by trade receivables and inventory; a $47,000 third-party demand note which will be repaid by the Company and for which the Company will be reimbursed by a key Matritech GmbH employee; an $10,000 car loan from a bank bearing interest at 7.50% and due in March 2003; and a $6,000 car loan from a bank bearing interest at 6.99% and due in November 2002.

     The Company’s current lease on its space in Newton, Massachusetts expires December 31, 2005, and the Company has a five-year option for the period commencing January 1, 2006. Matritech GmbH’s current lease on its space in Freiburg, Germany expires January 31, 2006.

     In August 2000, the Company entered into a common stock purchase agreement with Acqua Wellington North American Equities Fund, Ltd. (“Acqua”) covering the sale of up to $30 million (a maximum of 2.45 million shares) of the Company’s common stock. Draw downs to purchase stock were initiated at the Company’s sole discretion, and the Company set a minimum threshold price beneath which Acqua was not required to purchase. Draw downs were in effect for 20 consecutive trading days after authorization by the Company, with a maximum of 12 draw downs, each not to exceed $10 million, during the term of the agreement. Shares were purchased at a discount (ranging from 4.5% to 7.0% depending on the threshold price) to the market price at any time beginning in August 2000 and ending in October 2001. During 2000, Acqua purchased 281,082 shares, with net proceeds to the Company of $1,476,000. During the first nine months of 2001, Acqua purchased 1,105,395 shares, with net proceeds to the Company of $3,542,000. The Acqua agreement terminated on October 22, 2001.

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

Factors That May Affect Future Results

     The Company’s future financial and operational results are subject to a number of material risks and uncertainties that may affect such results or conditions, including:

     Access to Capital. The Company needs to obtain additional long-term financing to continue to manufacture and market its products, to conduct research and development, and to conduct clinical trials as currently contemplated. The amount of additional funding needed depends on several variables that affect the Company’s capital needs, including the results of clinical trials, the actions of regulatory agencies like the Food & Drug Administration (“FDA”) and market acceptance of the Company’s products and resulting revenue streams. The Company will need to obtain financing from one or more sources, including equity or debt financing and corporate partnering arrangements. There can be no assurance, however, that this additional funding will be available on terms acceptable to the Company, if at all. If additional financing is not available, the Company may be required to curtail expenses or take other steps that could adversely affect the Company’s future performance.

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

     Euro Currency. In January 1999, certain member countries of the European Union established fixed conversion rates between their existing currencies and the EU’s common currency, the euro. The former currencies of the participating countries are scheduled to remain legal tender as denominations of the euro until January 2002 when the euro will be adopted as the sole legal currency. The Company is continuing to assess the impact that the conversion to the euro will have on its acquired European operations. The Company is evaluating the potential impact in several areas of its business including the ability of its information systems to handle euro-denominated transactions and the impact on exchange costs and currency exchange rate prices. The Company is also evaluating the impact that cross-border price transparencies, which may affect the ability to price products differently in various countries, will have on its margin. Although the Company is still in the assessment phase, the conversion to the euro is not expected to have a material impact on the Company’s operations or financial position.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

     Investment Portfolio. The Company owns financial instruments that are sensitive to market and interest rate risks as part of its investment portfolio. The investment portfolio is used to preserve the Company’s capital until it is required to fund operations including the Company’s research and development activities. None of these market-risk sensitive instruments are held for trading purposes. The Company does not use derivative financial instruments that meet high credit quality standards, as specified in the Company’s investment policy guidelines; the policy also limits the amount of credit exposure to any one issue, issuer, and type of instrument. It is suggested that this paragraph be read in conjunction with Note 1 of Notes to Consolidated Financial Statements – “Operations and Significant Accounting Policies” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 filed with the SEC (File No. 0-12128).

     Foreign Exchange. The accounts of Matritech GmbH are translated in accordance with SFAS No. 52, Foreign Currency Translation. In translating the accounts of Matritech GmbH into U.S. dollars, assets and liabilities are translated at the rate of exchange in effect at year-end, while stockholders’ equity is translated at historical rates. Revenue and expense accounts are translated using the weighted-average exchange rate in effect during the period. Foreign currency translation and transaction gains or losses for Matritech GmbH are included in the accompanying consolidated statements of operations since the functional currency for Matritech GmbH is the Deutsche Mark. The Company had sales of approximately $1,241,000 denominated in foreign currency in the nine months ended September 30, 2001.

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a)	Exhibits:

None.

(b)	Reports on Form 8-K:

None.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MATRITECH, INC.

Date: November 2, 2001	By:	/s/ Stephen D. Chubb Stephen D. Chubb Director, Chairman and Chief Executive Officer (principal executive officer)

Date: November 2, 2001	By:	/s/ John S. Doherty, Jr. John S. Doherty, Jr. Vice President, Chief Financial Officer and Treasurer (principal accounting and financial officer)