Form 10-Q
period 2002-03-31
MATRITECH INC/DE/
filed 2002-05-10
CIK 884847

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934:

For the quarterly period ended March 31, 2002

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

     Yes [X]   No   [   ]

     As of May 1, 2002, there were 30,670,043 shares of the Registrant’s Common Stock outstanding.

MATRITECH, INC.

INDEX

Page

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets as of December 31, 2001 and March 31, 2002 (unaudited)	3

Unaudited, Consolidated Statements of Operations for the three months ended March 31, 2001 and 2002	4

Unaudited, Consolidated Statements of Cash Flows for the three months ended March 31, 2001 and 2002	5

Notes to Unaudited, Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	7

Item 3. Quantitative and Qualitative Disclosures About Market Risk	11

PART II OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K	12

SIGNATURES	13

PART I. FINANCIAL INFORMATION

    Item 1. Financial Statements

MATRITECH, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2001	2002

		(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,819,733	$6,777,238
Accounts receivable, net	291,902	597,621
Inventories	337,087	369,669
Interest receivable and prepaid expenses	176,748	147,075

Total current assets	5,625,470	7,891,603

Property and equipment, at cost:
Laboratory equipment	1,898,125	1,909,430
Office equipment	273,148	283,637
Laboratory furniture	62,739	62,739
Leasehold improvements	88,865	88,865
Automobiles	33,205	32,461

	2,356,082	2,377,132
Less—Accumulated depreciation and amortization	1,636,365	1,675,128

	719,717	702,004

Goodwill, net	132,615	132,615
Other assets, net	134,458	131,324

	$6,612,260	$8,857,546

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of notes payable	$46,366	$45,303
Accounts payable	491,993	565,664
Accrued expenses	720,201	596,901
Deferred revenue	29,538	254,154

Total current liabilities	1,288,098	1,462,022

Notes payable, less current maturities	102,300	88,808

Commitments (See Notes)
STOCKHOLDERS’ EQUITY:
Preferred stock, $1.00 par value
Authorized—4,000,000 shares
Issued and outstanding—no shares	—	—
Common stock, $0.01 par value
Authorized—40,000,000 shares
Issued and outstanding—28,332,073 shares in 2001 and 30,670,043 shares in 2002	283,321	306,700
Additional paid-in capital	67,882,572	72,021,661
Deferred compensation	(107,146)	(89,287)
Cumulative translation adjustment	5,428	(4,050)
Accumulated deficit	(62,842,313)	(64,928,308)

Total stockholders’ equity	5,221,862	7,306,716

	$6,612,260	$8,857,546

See accompanying notes to unaudited, consolidated financial statements.

MATRITECH, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,

	2001	2002

Revenue:
Product sales and other	$596,947	$799,396

Expenses:
Cost of product sales	441,806	483,900
Research, development and clinical	642,656	1,003,076
Selling, general and administrative	1,767,853	1,415,989

Total operating expenses	2,852,315	2,902,965

Loss from operations	(2,255,368)	(2,103,569)

Interest income	65,672	20,205
Interest expense	4,327	2,631

Net loss	$(2,194,023)	$(2,085,995)

Basic and diluted net loss per common share	$(0.09)	$(0.07)

Basic and diluted weighted average number of common shares outstanding	25,697,565	29,437,149

See accompanying notes to unaudited, consolidated financial statements.

MATRITECH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,

	2001	2002

Cash Flows from Operating Activities:
Net loss	$(2,194,023)	$(2,085,995)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	44,524	38,763
Amortization of deferred compensation	17,859	17,859
Expense related to issuance of common stock warrants to consultant	510,342	—
Changes in assets and liabilities:
Accounts receivable	(142,182)	(305,719)
Inventories	1,112	(32,582)
Interest receivable and prepaid expenses	26,631	29,673
Accounts payable	76,447	73,671
Accrued expenses	39,455	(123,300)
Deferred revenue	(698)	224,616

Net cash used in operating activities	(1,620,533)	(2,163,014)

Cash Flows from Investing Activities:
Purchases of property and equipment	(41,719)	(21,051)
Decrease in other assets	18,153	3,134

Net cash used in investing activities	(23,566)	(17,917)

Cash Flows from Financing Activities:
Payments on notes payable	(47,152)	(14,555)
Proceeds from sale of common stock and warrants	1,050,000	4,139,910
Proceeds from exercise of common stock warrants	125,000	—
Proceeds from exercise of common stock options	9,605	9,254
Proceeds from issuance of common stock under employee stock purchase plan	21,402	13,305

Net cash provided by financing activities	1,158,855	4,147,914

Effect of foreign exchange on cash and cash equivalents	1,323	(9,478)

(Decrease) increase in cash and cash equivalents	(483,921)	1,957,505
Cash and cash equivalents, beginning of period	4,661,005	4,819,733

Cash and cash equivalents, end of period	$4,177,084	$6,777,238

Supplemental Cash Flow Information:
Cash paid during the period for interest	$4,327	$2,631

See accompanying notes to unaudited, consolidated financial statements.

MATRITECH, INC.
NOTES TO UNAUDITED, CONSOLIDATED FINANCIAL STATEMENTS

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

     The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and include, in the opinion of management, all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation of interim period results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The results for the interim periods presented are not necessarily indicative of results to be expected for any future period. It is suggested that these consolidated financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 filed with the SEC (File No. 001-12128).

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Matritech GmbH. All significant intercompany balances and transactions have been eliminated in consolidation.

     Certain reclassifications have been made to the prior year’s financial statements to conform to current presentation. These classifications have no effect on the Company’s results of operations or financial position.

2. Recent Accounting Pronouncements

     Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). This statement requires that goodwill and certain other intangibles no longer be amortized, but instead tested for impairment at least annually. There was no impairment of goodwill upon adoption of SFAS 142. The Company did not record amortization expense relating to its goodwill during the quarter ended March 31, 2002, which approximated $22,000 during the three months ended March 31, 2001.

3. Cash Equivalents

     The Company considers all highly liquid investments with original maturities of 90 days or less to be cash equivalents. The Company follows the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, in accounting for its marketable securities. Securities held at December 31, 2001 and March 31, 2002 include only cash and cash equivalents, which consist of auction market preferred stocks, certificates of deposit and money market accounts.

4. Inventories

     Inventories are stated at the lower of cost or market and consist of the following:

	December 31,	March 31,
	2001	2002

Raw materials	$147,234	$157,513
Work-in-process	3,804	3,622
Finished goods	186,049	208,534

	$337,087	$369,669

5. Net Loss Per Common Share

     The Company computes earnings per share in accordance with SFAS No. 128, Earnings per Share. Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the year. Diluted loss per share is the same as basic loss per share as the effects of the Company’s potential common stock are antidilutive. Potential common stock consists of stock options and warrants as well as 37,153 and 22,914 contingently issuable shares of common stock held in escrow in connection with the ADL acquisition at March 31, 2001 and 2002, respectively. The number of antidilutive common stock equivalents excluded from the computation of diluted loss per share were 1,258,991 and 3,650,391 for the periods ended March 31, 2001 and 2002, respectively.

6. Common Stock Purchase Agreement

     In March 2002, the Company completed a private placement of 538,437 units, at a purchase price of $8.00 per unit. Each unit consists of four shares of common stock and a warrant to purchase one share of common stock at a price of $3.00 per share. These warrants are exercisable until November 30, 2002 and are callable by the Company if certain conditions are satisfied. The Company received net proceeds of approximately $4,140,000 after deducting transaction expenses.

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

     The Company was incorporated in 1987 to develop, manufacture and market innovative cancer diagnostic products based on its proprietary NMP technology. The Company has been unprofitable since inception and expects to incur significant operating losses for at least the next several years. For the period from inception through March 31, 2002, the Company incurred a cumulative net loss of approximately $65 million.

     In the United States, the Company sells its NMP22® Test Kit through a distribution agreement with Fisher Healthcare (“Fisher”) granting Fisher the right, co-exclusive with Matritech, to distribute the microtiter plate-based NMP22 Test Kit to hospitals and commercial laboratories within the United States. Outside the United States, the Company sells the NMP22 Test Kit and newly released NMP22 BladderChekTM point-of-care test, through its European subsidiary and other distributors.

Results of Operations

Three Months Ended March 31, 2002 Compared with the Three Months Ended March 31, 2001

     Product sales and other revenue increased to $799,000 from $597,000 for the quarters ended March 31, 2002 and 2001, respectively. The revenue earned in the 2002 period consisted of $730,000 of product sales and $69,000 of collaboration revenue from various alliance partners; the Company is recognizing the collaboration revenue over the lives of the respective contracts. The revenue earned in the 2001 period consisted entirely of product sales. The increase in product sales was primarily due to an increase in Matritech GmbH’s European sales of distributed products, along with an increase in Matritech product sales to customers in Europe and the United States.

     Cost of product sales increased to $484,000 from $442,000 for the quarters ended March 31, 2002 and 2001, respectively. As a percentage of product sales, cost of sales decreased to 66% from 74% for the quarters ended March 31, 2002 and 2001, respectively. The decrease in cost of sales as a percentage of sales is due to higher margins from the newly released BladderChek point-of-care test and an increase of Matritech GmbH’s sales of third-party products which carry higher margins than the products developed and manufactured by Matritech. Matritech product margins are negatively affected by costs related to excess capacity maintained by the Company to support expected future sales increases.

     Research, development and clinical expenses increased to $1,003,000 from $643,000 for the quarters ended March 31, 2002 and 2001, respectively. Clinical consulting costs, site payments, and supplies expense increased a total of $302,000 due to the increased number of active projects, and salary-related costs increased due to increased headcount.

     Selling, general and administrative expenses decreased to $1,416,000 from $1,768,000 for the quarters ended March 31, 2002 and 2001, respectively. This decrease is primarily due to the absence of $510,000 of compensation expense in the 2002 period related to the investor relations consultant warrant issued in July 2000, and decreased goodwill amortization of $22,000. These decreases were offset by increased consulting costs of $59,000, increased legal costs of $26,000, increased annual report costs of $29,000 and increased travel expenses of $57,000.

     Interest income decreased to $20,000 from $66,000 for the quarters ended March 31, 2002 and 2001, respectively. The decrease was due to lower investment yields.

Liquidity and Capital Resources

     Since its inception, the Company has financed its operations primarily through private and public offerings of its securities and through funded development and marketing agreements. At March 31, 2002 and December 31, 2001, the Company had cash and cash equivalents of $6,777,000 and $4,820,000, respectively, and working capital of $6,430,000 and $4,337,000, respectively. The Company believes that its existing cash resources, plans for equity financings, product sales and corporate partnerships will be sufficient to satisfy its capital needs through 2002.

     The Company’s operating activities used cash of $2,163,000 and $1,621,000 for the three months ended March 31, 2002 and 2001, respectively, primarily to fund the Company’s operating loss.

     The Company’s investing activities used cash of $18,000 and $24,000 for the three months ended March 31, 2002 and 2001, respectively, primarily for the purchase of laboratory equipment.

     The Company’s financing activities provided cash of $4,148,000 and $1,159,000 for the three months ended March 31, 2002 and 2001, respectively. The activity in the 2002 period resulted primarily from proceeds from the sale of common stock and warrants offset by payments on notes payable. The activity in the 2001 period resulted primarily from proceeds received from the sale of common stock under the equity financing agreement and to a business partner as well as proceeds received from the exercise of common stock warrants, net of payments on notes payable.

     In March 2002, the Company completed a private placement of 538,437 units, at a purchase price of $8.00 per unit. Each unit consists of four shares of common stock and a warrant to purchase one share of common stock at a price of $3.00 per share. These warrants are exercisable until November 30, 2002 and are callable by the Company if certain conditions are satisfied. The Company received net proceeds of approximately $4,140,000 after deducting transaction expenses.

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

Factors That May Affect Future Results

     The Company’s future financial and operational results are subject to a number of material risks and uncertainties that may affect such results or conditions, including:

     Access to Capital. The Company will need additional funding to continue to market its NMP22 tests for bladder cancer, to conduct research and development, to conduct clinical trials and to manufacture and market its products as it currently contemplates. The Company is currently seeking to raise additional capital and will consider various financing alternatives, including equity or debt financings and corporate partnering arrangements. However, the Company may not be able to raise needed capital on terms that are acceptable to it, or at all. If the Company does not receive additional financing, it may be required to curtail its expenses or take other steps that could hurt its future performance. Any future equity financings will dilute the ownership interest of existing investors in the Company and may have an adverse impact on the price of the Common Stock.

     History of Operating Losses and Anticipated Future Losses. The Company has incurred operating losses since it began operations in 1987 and anticipates future losses. While the company expects to improve operating results in future periods, there can be no assurance that the Company will achieve or maintain profitability or that its revenue will grow in the future.

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

     Uncertainties Associated with Future Performance. The Company’s success in the market for diagnostic products will depend, in part, on the Company’s ability to: successfully develop, test, produce and market its products; obtain necessary governmental approvals in a timely manner; maintain sources of supply for certain key product components; maintain and defend its intellectual property; successfully scale up its manufacturing; comply with ongoing governmental regulations; attract and maintain key employees; and successfully respond to technological changes in its marketplace. The Company has limited internal marketing and sales resources and personnel. In order to successfully market the Company’s current and future products in the United States, Germany and other territories in which it does not, or does not intend to, use third-party distributors, the Company will need to develop a larger marketing and sales force with appropriate technical expertise and distribution capability. The Company may be unable to establish the marketing and sales capabilities that it needs, and the Company may be unsuccessful in gaining wide market acceptance for its products.

     Reliance on Distributors. The Company has limited internal marketing and sales resources and personnel. The Company derives a significant portion of its sales revenue from distribution agreements with distributors. Because the Company does not deal directly with customers when selling through distributors, it depends on the ability of these distributors to market actively, to forecast demand accurately and to maintain appropriate levels of inventory. The failure or delay by a distributor in selling the Company’s products, or any material breach of their agreements with the Company could significantly reduce the Company’s revenues. The Company may be unable to enter into additional distribution relationships on favorable terms, if at all. These events could reduce anticipated future sales growth.

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

     Market Acceptance of NMP22 Test. The Company expects to generate a significant share of all of the Company’s near-term product sales from the sale of the Company’s NMP22 tests. The Company’s results of operations may suffer if the NMP22 tests do not achieve wide market acceptance because NMP22 is a major source of sales revenue.

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

     Competition. Although the Company is not aware of any other company using nuclear matrix protein technology to develop diagnostic or therapeutic products, competition in the development and marketing of cancer diagnostics and therapeutics, using a variety of technologies, is intense. The Company expects that certain of its clinical tests will compete with existing FDA-approved clinical tests. The Company is also aware of a number of companies exploring the application of oncogene technology to cancer diagnostics. The Company’s diagnostic products will also compete with more invasive or expensive procedures such as surgery, bone scans, magnetic resonance imaging and other in vivo imaging techniques. In addition, other companies may introduce competing diagnostic products based on other technologies that may adversely affect the Company’s competitive position. As a result, the Company’s products may become obsolete or non-competitive.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Investment Portfolio. The Company owns financial instruments that are sensitive to market and interest rate risks as part of its investment portfolio. The investment portfolio is used to preserve the Company’s capital until it is required to fund operations including the Company’s research and development activities. None of these market-risk sensitive instruments are held for trading purposes. The Company does not use derivative financial instruments that meet high credit quality standards, as specified in the Company’s investment policy guidelines; the policy also limits the amount of credit exposure to any one issue, issuer, and type of instrument. It is suggested that this paragraph be read in conjunction with Note 1 of Notes to Consolidated Financial Statements – “Operations and Significant Accounting Policies” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 filed with the SEC (File No. 001-12128).

     Foreign Exchange. The accounts of Matritech GmbH are translated in accordance with SFAS No. 52, Foreign Currency Translation. In translating the accounts of Matritech GmbH into U.S. dollars, assets and liabilities are translated at the rate of exchange in effect at year-end, while stockholders’ equity is translated at historical rates. Revenue and expense accounts are translated using the weighted-average exchange rate in effect during the period. Foreign currency translation and transaction gains or losses for Matritech GmbH are included in the accompanying consolidated statements of operations since the functional currency for Matritech GmbH is the Euro. The Company had sales of approximately $537,000 denominated in foreign currency in the quarter ended March 31, 2002.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits:

            None.

     (b)  Reports on Form 8-K:

     On March 4, 2002, the Company filed a Current Report on Form 8-K dated as of March 4, 2002 including Items 5 and 7.

     Item 5 reported the following other event: On March 4, 2002, the Registrant completed a private placement of a total of 538,437 units, at a purchase price equal to $8.00 per unit (the “Units”). Each Unit consists of (i) four (4) shares of the Company’s Common Stock, par value $.01 per share (the “Common Stock”) and (ii) a warrant to purchase one (1) share of Common Stock exercisable at $3.00 per share on or before November 30, 2002, the warrant’s termination date. The Company received net proceeds of approximately $4.2 million after deducting the estimated expenses of the private placement. The placement agent for the transaction elected to receive all of its commission and expenses in the form of 172,300 shares of Common Stock and three-year warrants for the purchase of an additional 215,375 shares of Common Stock exercisable at $2.81 per share. These securities were offered and sold only to “accredited investors,” as defined in Regulation D promulgated under the Securities Act of 1933, as amended (the “Securities Act”) and were sold in reliance on an exemption from registration under the Securities Act set forth in Rule 506 of Regulation D.

     Item 7 included the following: form of subscription agreement between the Registrant and several purchasers, form of warrant to purchase shares of Common Stock, placement agent warrant agreement dated February 13, 2002 between the Company and Sunrise Securities Corp., placement agent warrant agreement dated March 4, 2002 between the Company and Sunrise Securities Corp. and engagement letter dated December 20, 2001 between the Company and Sunrise Securities Corp.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MATRITECH, INC.

Date: May 10, 2002	By: /s/Stephen D. Chubb

Stephen D. Chubbbr Director, Chairman and Chief Executive Officer (principal executive officer)

Date: May 10, 2002	By: /s/John S. Doherty, Jr.

John S. Doherty, Jr. Vice President, Chief Financial Officer and Treasurer (principal accounting and financial officer)