Form 10-Q
period 2002-06-30
MATRITECH INC/DE/
filed 2002-08-13
CIK 884847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934: For the quarterly period ended June 30, 2002

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934: For the transition period from to

Commission file number: 0-12128

Matritech, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	04-2985132

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

     Yes ☒       No  ☐

     As of August 1, 2002, there were 30,678,554 shares of the Registrant’s Common Stock outstanding.

1 of 14

MATRITECH, INC.

INDEX

		Page

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets as of December 31, 2001 and June 30, 2002 (unaudited)	3

	Unaudited, Consolidated Statements of Operations for the three and six months ended June 30, 2001 and 2002	4

	Unaudited, Consolidated Statements of Cash Flows for the six months ended June 30, 2001 and 2002	5

	Notes to Unaudited, Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	7

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12

PART II	OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders	13

Item 6.	Exhibits and Reports on Form 8-K	13

SIGNATURES		14

2 of 14

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

MATRITECH, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2001	2002

ASSETS		(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$4,819,733	$4,883,502
Accounts receivable, net	291,902	483,250
Inventories	337,087	395,864
Prepaid expenses and other current assets	176,748	175,268

Total current assets	5,625,470	5,937,884

Property and equipment, at cost:
Laboratory equipment	1,898,125	1,752,553
Office equipment	273,148	299,237
Laboratory furniture	62,739	62,739
Leasehold improvements	88,865	88,865
Automobiles	33,205	36,978

	2,356,082	2,240,372
Less—Accumulated depreciation and amortization	1,636,365	1,624,431

	719,717	615,941

Goodwill, net	132,615	132,615
Other assets	134,458	136,270

Total assets	$6,612,260	$6,822,710

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of notes payable	$46,366	$50,392
Accounts payable	491,993	453,982
Accrued expenses	720,201	604,756
Deferred revenue	29,538	31,344

Total current liabilities	1,288,098	1,140,474

Notes payable, less current maturities	102,300	83,357
Deferred revenue	—	187,900

Total liabilities	$1,390,398	$1,411,731

STOCKHOLDERS’ EQUITY:
Preferred stock, $1.00 par value Authorized—4,000,000 shares Issued and outstanding—no shares	—	—
Common stock, $0.01 par value Authorized—40,000,000 shares Issued and outstanding—28,332,073 shares in 2001 and 30,674,043 shares in 2002	283,321	306,740
Additional paid-in capital	67,882,572	72,046,209
Deferred compensation	(107,146)	(71,428)
Cumulative translation adjustment	5,428	29,899
Accumulated deficit	(62,842,313)	(66,900,441)

Total stockholders’ equity	5,221,862	5,410,979

Total liabilities and stockholders’ equity	$6,612,260	$6,822,710

See accompanying notes to unaudited, consolidated financial statements.

3 of 14

MATRITECH, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2002	2001	2002

Revenues:
Product sales	$586,162	$777,588	$1,183,109	$1,508,029
Alliance and collaboration revenue	—	88,637	—	157,592

Total revenue	586,162	866,225	1,183,109	1,665,621
Expenses:
Cost of product sales	409,221	535,475	851,027	1,019,375
Research, development and clinical	748,582	978,318	1,391,238	1,981,394
Selling, general and administrative	1,794,267	1,349,001	3,562,120	2,764,990

Total operating expenses	2,952,070	2,862,794	5,804,385	5,765,759

Loss from operations	(2,365,908)	(1,996,569)	(4,621,276)	(4,100,138)

Interest income	41,521	27,106	107,193	47,311
Interest expense	3,126	2,670	7,453	5,301

Net loss	$(2,327,513)	$(1,972,133)	$(4,521,536)	$(4,058,128)

Basic and diluted net loss per common share	$(0.09)	$(0.06)	$(0.18)	$(0.14)

Basic and diluted weighted average number of common shares outstanding	25,953,263	30,646,796	25,824,463	30,044,330

See accompanying notes to unaudited, consolidated financial statements.

4 of 14

MATRITECH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,

	2001	2002

Cash Flows from Operating Activities:
Net loss	$(4,521,536)	$(4,058,128)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	112,080	87,035
Amortization of deferred compensation	66,418	35,718
Compensation related to issuance of common stock warrants	1,020,684	13,588

Changes in assets and liabilities:
Accounts receivable	(74,355)	(170,889)
Inventories	27,740	(58,777)
Prepaid expenses and other current assets	32,621	1,480
Other assets	18,370	(1,812)
Accounts payable	93,231	(38,011)
Accrued expenses	84,048	(73,390)
Deferred revenue	29,302	189,706

Net cash used in operating activities	(3,111,397)	(4,073,480)

Cash Flows from Investing Activities:
Purchases of property and equipment	(80,426)	(29,007)

Net cash used in investing activities	(80,426)	(29,007)

Cash Flows from Financing Activities:
Payments on notes payable	(83,269)	(26,579)
Proceeds from sale of common stock and warrants	2,610,295	4,139,910
Proceeds from exercise of common stock warrants	125,000	11,000
Proceeds from exercise of common stock options	9,605	9,254
Proceeds from issuance of common stock under employee stock purchase plan	21,402	13,305

Net cash provided by financing activities	2,683,033	4,146,890

Effect of foreign exchange on cash and cash equivalents	(19,681)	19,366

(Decrease) increase in cash and cash equivalents	(528,471)	63,769
Cash and cash equivalents, beginning of period	4,661,005	4,819,733

Cash and cash equivalents, end of period	$4,132,534	$4,883,502

Supplemental Cash Flow Information:
Cash paid during the period for interest	$4,327	$5,301

See accompanying notes to unaudited, consolidated financial statements.

5 of 14

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

     The Company is also actively seeking additional long-term funding for its operations from public and private sources including strategic collaborations and partnerships. There can be no assurance, however, that capital will be available on terms acceptable to the Company, if at all. If the Company uses equity to finance its capital needs, such a financing could result in significant dilution to existing stockholders. In the absence of additional equity financing and corporate partnerships, the Company may be required to reduce expenses accordingly to maintain operations through 2002. The Company believes such reduction could impact its ability to generate revenue and conduct its research and development activities. If adequate funds are not available, the Company may be required to reduce its fixed costs and delay, scale back or eliminate certain of its services, any of which could have a material adverse effect on the Company’s business, financial condition or results of operations. There can be no assurance, however, that the Company would be able to obtain financing or sufficiently scale back operations to provide the liquidity necessary for the Company to continue its operations.

     The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and include, in the opinion of management, all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation of interim period results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The results for the interim periods presented are not necessarily indicative of results to be expected for any future period. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 filed with the SEC (File No. 001-12128).

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Matritech GmbH. All significant intercompany balances and transactions have been eliminated in consolidation.

     Certain reclassifications have been made to the prior year’s financial statements to conform to current presentation. These classifications have no effect on the Company’s results of operations or financial position.

2. Recent Accounting Pronouncements

     Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). This statement requires that goodwill and certain other intangibles no longer be amortized, but instead tested for impairment at least annually. The Company has completed the transitional impairment test as required by SFAS 142 and, based on the results of this analysis, no impairment of goodwill was identified. The Company did not record amortization expense relating to its goodwill during the three and six month period ended June 30, 2002. Goodwill amortization was $22,371 and $44,742 for the three and six month period ended June 30, 2001. In the absence of such amortization, the Company's adjusted net loss and net loss per common share for the three and six month period ended June 30, 2001 would have been $2,305,142 and $0.09 per share and $4,476,794 and $0.17 per share, respectively.

     In June 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The Company does not expect the adoption of this statement to have a material impact on the financial statements.

3. Cash Equivalents

     The Company considers all highly liquid investments with original maturities of 90 days or less to be cash equivalents. The Company follows the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, in accounting for its marketable securities. Securities held at December 31, 2001 and June 30, 2002 include only cash and cash equivalents, which consist of auction market preferred stocks and money market accounts that are classified as held-to-maturity securities.

6 of 14

4. Inventories

     Inventories are stated at the lower of cost or market and consist of the following:

	December 31,	June 30,
	2001	2002

Raw materials	$147,234	$165,516
Work-in-process	3,804	6,256
Finished goods	186,049	224,092

	$337,087	$395,864

5. Net Loss Per Common Share

     The Company computes earnings per share in accordance with SFAS No. 128, Earnings per Share. Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the year. Diluted loss per share is the same as basic loss per share as the effects of the Company’s potential common shares are antidilutive. Potential common shares consists of stock options and warrants as well as 22,914 and 12,262 contingently issuable shares of common shares held in escrow in connection with the Matritech GmbH acquisition at June 30, 2001 and 2002, respectively. The number of antidilutive potential common shares excluded from the computation of diluted loss per share were 1,583,035 and 3,645,739 for the periods ended June 30, 2001 and 2002, respectively.

6. Common Stock Purchase Agreement

     In March 2002, the Company completed a private placement of 538,437 units, at a purchase price of $8.00 per unit. Each unit consists of four shares of common stock and a warrant to purchase one share of common stock at a price of $3.00 per share. The warrants are exercisable until November 30, 2002 and are callable by the Company if certain conditions are satisfied. The Company received net proceeds of approximately $4,140,000 after deducting transaction expenses.

7. Subsequent Event

     In July 2002 the Company entered into a term note for $410,000 with Citizens Bank of Massachusetts to finance an equipment purchase. The term note is payable over four years, bears interest at 1% plus the bank’s prime rate and contains a covenant which requires the Company to maintain a cash balance of $250,000 at all times. This note is collateralized by the capital equipment.

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

7 of 14

     The Company was incorporated in 1987 to develop, manufacture and market innovative cancer diagnostic products based on its proprietary NMP technology. The Company has been unprofitable since inception and expects to incur significant operating losses for at least the next several years. For the period from inception through June 30, 2002, the Company incurred a cumulative net loss of approximately $67 million.

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

Results of Operations

Three Months Ended June 30, 2002 Compared with the Three Months Ended June 30, 2001

     Total revenue increased to $866,000 from $586,000 for the quarters ended June 30, 2002 and 2001, respectively. The revenue earned in the 2002 period consisted of $777,000 of product sales and $89,000 of revenue from various alliances and collaborations; the Company is recognizing this alliance revenue over the lives of the respective contracts. The revenue earned in the 2001 period consisted entirely of product sales. The increase in product sales was primarily due to an increase in the volume of Matritech product sales to customers in Europe.

     Cost of product sales increased to $535,000 from $409,000 for the quarters ended June 30, 2002 and 2001, respectively. As a percentage of product sales, cost of sales decreased to 69% from 70% for the quarters ended June 30, 2002 and 2001, respectively.

     Research, development and clinical expenses increased to $978,000 from $749,000 for the quarters ended June 30, 2002 and 2001, respectively. Clinical site payments and supplies expense increased a total of $176,000 due to the increased number of active projects, and salary-related costs increased $70,000 due to increased headcount.

     Selling, general and administrative expenses decreased to $1,349,000 from $1,794,000 for the quarters ended June 30, 2002 and 2001, respectively. This decrease is primarily due to the absence of $510,000 of compensation expense in the 2002 period related to the investor relations consultant warrant issued in July 2000.

     Interest income decreased to $27,000 from $42,000 for the quarters ended June 30, 2002 and 2001, respectively. The decrease was due to lower investment yields.

Six Months Ended June 30, 2002 Compared with Six Months Ended June 30, 2001

     Total revenue increased to $1,666,000 from $1,183,000 for the six months ended June 30, 2002 and 2001, respectively. The revenue earned in the 2002 period consisted of $1,508,000 of product sales and $158,000 of revenue from alliances and collaborations; the Company is recognizing this alliance revenue over the lives of the respective contracts. The revenue earned in the 2001 period consisted entirely of product sales. The increase in product sales was primarily due to an increase in the volume of Matritech product sales to customers in Europe.

     Cost of product sales increased to $1,019,000 from $851,000 for the six months ended June 30, 2002 and 2001, respectively. As a percentage of product sales, cost of sales decreased to 68% from 72% for the quarters ended June 30, 2002 and 2001, respectively. The decrease in cost of sales as a percentage of sales is due to higher margins from the newly released BladderChek point-of-care test.

8 of 14

     Research, development and clinical expenses increased to $1,981,000 from $1,391,000 for the six months ended June 30, 2002 and 2001, respectively. Clinical consulting costs, supplies and site payments increased a total of $438,000 due to the increased number of active projects and personnel-related expenses increased $102,000 due to increased headcount.

     Selling, general and administrative expenses decreased to $2,765,000 from $3,562,000 for the six months ended June 30, 2002 and 2001, respectively. This decrease is primarily due to the absence of $1,020,000 of compensation expense in 2002 and decreased goodwill expense of $45,000 offset by increased salary-related expense of $84,000, increased consulting costs of $78,000 and increased travel expenses of $40,000.

     Interest income decreased to $47,000 from $107,000 for the six months ended June 30, 2002 and 2001, respectively. The decrease was due to lower investment yields.

Liquidity and Capital Resources

     Since its inception, the Company has financed its operations primarily through private and public offerings of its securities and through funded development and marketing agreements. At June 30, 2002 and December 31, 2001, the Company had cash and cash equivalents of $4,884,000 and $4,820,000, respectively, and working capital of $4,797,000 and $4,337,000, respectively. The Company believes that its existing cash resources, plans for equity financings, product sales and corporate partnerships will be sufficient to satisfy its capital needs through 2002.

     The Company is actively seeking additional long-term funding for its operations from public and private sources including strategic collaborations and partnerships. There can be no assurance, however, that capital will be available on terms acceptable to the Company, if at all. If the Company uses equity to finance its capital needs, such a financing could result in significant dilution to existing stockholders. In the absence of additional equity financing and corporate partnerships, the Company may be required to reduce expenses accordingly to maintain operations through 2002. The Company believes such reduction could impact its ability to generate revenue and conduct its research and development activities. If adequate funds are not available, the Company may be required to reduce its fixed costs and delay, scale back or eliminate certain of its services, any of which could have a material adverse effect on the Company’s business, financial condition or results of operations. There can be no assurance, however, that the Company would be able to obtain financing or sufficiently scale back operations to provide the liquidity necessary for the Company to continue its operations.

     The Company’s operating activities used cash of $4,073,000 and $3,111,000 for the six months ended June 30, 2002 and 2001, respectively, primarily to fund the Company’s operating loss.

     The Company’s investing activities used cash of $29,000 and $80,000 for the six months ended June 30, 2002 and 2001, respectively, primarily for the purchase of laboratory equipment.

     The Company’s financing activities provided cash of $4,147,000 and $2,683,000 for the six months ended June 30, 2002 and 2001, respectively. The activity in the 2002 period resulted primarily from proceeds from the sale of common stock and warrants offset by payments on notes payable. The activity in the 2001 period resulted primarily from proceeds received from the sale of common stock under the equity financing agreement and to a business partner as well as proceeds received from the exercise of common stock warrants, net of payments on notes payable

     In March 2002, the Company completed a private placement of 538,437 units, at a purchase price of $8.00 per unit. Each unit consists of four shares of common stock and a warrant to purchase one share of common stock at a price of $3.00 per share. These warrants are exercisable until November 30, 2002 and are callable by the Company if certain conditions are satisfied. The Company received net proceeds of approximately $4,140,000 after deducting transaction expenses.

9 of 14

      In June 2002, the Company entered into a purchase commitment for laboratory equipment totaling approximately $410,000 which the Company subsequently financed in July 2002 through a term note with Citizens Bank of Massachusetts. The term note is payable over four years, bears interest at 1% plus the bank’s prime rate and contains a covenant which requires the Company to maintain a cash balance of $250,000 at all times. This note is collateralized by the capital equipment.

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

Critical Accounting Policies and Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related footnotes. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. The Company does not believe it is likely that materially different amounts would be reported related to the accounting policies described below. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.

Revenue Recognition

     The Company recognizes revenue from product sales upon shipment; alliance and collaboration fees over the life of the related alliance or collaboration; and revenue from nonrefundable license agreements and research grants as earned over the life of the agreement.

     In December 1999, the SEC issued Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements. SAB No. 101 requires companies to recognize certain upfront non-refundable fees and milestone payments over the life of the related alliance when such fees are received in conjunction with alliances which have multiple elements or ongoing performance obligations, among other things. The Company believes that its revenue recognition policies comply with SAB No. 101 and, therefore, the adoption of SAB No. 101 did not have a material effect on its future or historically reported operating results.

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

10 of 14

     History of Operating Losses and Anticipated Future Losses. The Company has incurred operating losses since it began operations in 1987 and anticipates future losses. While the Company expects to improve operating results in future periods, there can be no assurance that the Company will achieve or maintain profitability or that its revenue will grow in the future.

     Fluctuation in Operating Results. The Company’s future operating results may vary significantly from quarter to quarter or from year to year depending on a number of factors including: the timing and size of orders from the Company’s customers and distributors; regulatory approvals; the timing and volume of alliances and collaborations and the introduction of new products by the Company; and the market acceptance of the Company’s products. The Company’s current planned expense levels are based in part upon expectations as to future revenue. Consequently, profits may vary significantly from quarter to quarter or year to year based on the timing of revenue. Revenue or profits in any period will not necessarily be indicative of results in subsequent periods.

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

     Near-Term Dependence Upon A Limited Number of Products. The Company anticipates that in the near-term the Company’s success will be substantially dependent on the success of a limited number of products. The Company would experience a material adverse effect on its business, financial condition and results of operations if those products do not achieve wide market acceptance. The Company’s other products have not been approved by the Food and Drug Administration (“FDA”) or are in development, and there can be no assurance that the Company will be successful with such regulatory approvals and product development.

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

11 of 14

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

     Nasdaq National Market. The Company’s common stock is currently listed on the Nasdaq National Market. If the Company's net tangible assets fall below $4 million, or if its common stock trades at a price of less than $1.00 for 30 consecutive business days or more, or if its shareholder’s equity falls below $10 million (beginning November of 2002), its shares may be delisted from the Nasdaq National Market, and it is the Company’s expectation that trading, if any, would then be conducted on the Nasdaq SmallCap market. However, if the Company’s shares should be delisted from the Nasdaq National Market and the Company is unable, for any reason, to obtain a listing for its shares on the Nasdaq SmallCap Market, then trading thereafter of such shares, if any, would be conducted only on the over-the counter market on an electronic bulletin board established for securities that do not meet the Nasdaq listing requirement. As a result, a stockholder may find it more difficult to dispose of, or to obtain accurate quotations as to the price of, the Company’s common stock. In addition, if the Company’s shares are delisted, they may be subject to a rule that imposes additional sales practice requirements on broker-dealers who sell the Company’s shares to persons other than established customers and accredited investors. For transactions covered by this rule, the broker-dealer must make a special suitability determination for the purchaser and must have received the purchaser’s written consent to the transaction prior to sale. Consequently, if it occurred, may reduce the ability of broker-dealers to sell the Company’s shares and a stockholder's ability to sell its shares and may have an adverse effect on the market price of the Company's common stock.

     Foreign Exchange. To the extent that foreign currency exchange rates fluctuate in the future, the Company may be exposed to continued financial risk. These can be no assurance that the Company will be successful in limiting its exposure.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

     Investment Portfolio. The Company owns financial instruments that are sensitive to market and interest rate risks as part of its investment portfolio. The investment portfolio is used to preserve the Company’s capital until it is required to fund operations including the Company’s research and development activities. None of these market-risk sensitive instruments are held for trading purposes. The Company does not use derivative financial instruments, as specified in the Company’s investment policy guidelines; the policy also limits the amount of credit exposure to any one issue, issuer, and type of instrument. This paragraph should be read in conjunction with Note 1 of Notes to Consolidated Financial Statements – “Operations and Significant Accounting Policies” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 filed with the SEC (File No. 001-12128).

     Foreign Exchange. The accounts of Matritech GmbH are translated in accordance with SFAS No. 52, Foreign Currency Translation. In translating the accounts of Matritech GmbH into U.S. dollars, assets and liabilities are translated at the rate of exchange in effect at year-end, while stockholders’ equity is translated at historical rates. Revenue and expense accounts are translated using the weighted-average exchange rate in effect during the period. Foreign currency transaction gains or losses for Matritech GmbH are included in the accompanying consolidated statements of operations since the functional currency for Matritech GmbH is the Euro. The Company had sales of approximately $1,168,000 denominated in foreign currency in the six months ended June 30, 2002.

12 of 14

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

(a)	The annual meeting of stockholders of Matritech (the “Annual Meeting”) was held on June 14, 2002.

(b)	The following directors were elected at the Annual Meeting:

	Votes

Election of Directors	For	Withheld

Stephen D. Chubb	23,858,193	1,787,302
David L. Corbet	23,737,243	1,908,252
Judith Kurland	24,010,193	1,635,302
David Rubinfien	23,802,980	1,842,515
T. Stephen Thompson	24,012,803	1,632,692
C. William Zadel	24,007,393	1,638,102

The following other matters were proposed and voted upon as indicated.

To approve an amendment to the Company’s Amended and Restated Certificate of Incorporation, as amended, increasing the number of shares of the Company’s common stock, par value $.01 per share, authorized for issuance from 40,000,000 to 60,000,000 shares. With 23,690,697 voting for, 1,809,238 against, and 145,560 abstaining, the proposal was passed.

To approve the Company’s 2002 Stock Option and Incentive Plan. With 10,438,151 voting for, 3,154,164 against, 209,390 abtaining, and 11,843,790 shares not voting, the proposal was passed.

To approve the Company’s 2002 Non-Employee Director Plan. With 10,902,154 voting for, 2,599,321 against, 300,630 abstaining, and 11,843,390 shares not voting, the proposal was passed.

To approve the Company’s 2002 Employee Stock Purchase Plan. With 12,235,575 votes for, 1,415,177 against, 151,353 abstaining, and 11,843,390 shares not voting, the proposal was passed.

A proposal to ratify the selection of the firm KPMG LLP as auditors for the fiscal year ended December 31, 2002, subject to the completion of KPMG’s acquisition of the Boston audit practice group of Arthur Andersen LLP was not acted upon because KPMG’s acquisition of the Boston audit practice group of Arthur Andersen was not completed.

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits:

	99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

None.

13 of 14

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MATRITECH, INC.

Date: August 13, 2002	By:	/s/ Stephen D. Chubb Stephen D. Chubb Director, Chairman and Chief Executive Officer (principal executive officer)

Date: August 13, 2002	By:	/s/ John S. Doherty, Jr. John S. Doherty, Jr. Vice President, Chief Financial Officer and Treasurer (principal accounting and financial officer)

14 of 14