Form 10-Q
period 2002-09-30
MATRITECH INC/DE/
filed 2002-11-14
CIK 884847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934:
For the quarterly period ended September 30, 2002

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934:
For the transition period from to
Commission file number: 001-12128

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

Yes   ☒      No ☐

As of November 1, 2002, there were 30,678,804 shares of the Registrant’s Common Stock outstanding.

1 of 20

MATRITECH, INC.

2 of 20

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MATRITECH, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31, 2001	September 30, 2002

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,819,733	$2,619,785
Accounts receivable, net	291,902	455,739
Inventories	337,087	482,304
Prepaid expenses and other current assets	176,748	144,865

Total current assets	5,625,470	3,702,693

Property and equipment, at cost:
Laboratory equipment	1,898,125	2,264,053
Office equipment	273,148	309,986
Laboratory furniture	62,739	62,739
Leasehold improvements	88,865	88,865
Automobiles	33,205	36,799

	2,356,082	2,762,442
Less—Accumulated depreciation and amortization	1,636,365	1,673,005

	719,717	1,089,437

Goodwill, net	132,615	132,615
Other assets	134,458	156,547

Total assets	$6,612,260	$5,081,292

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of notes payable	$46,366	$148,648
Accounts payable	491,993	363,197
Accrued expenses	720,201	666,677
Deferred revenue	29,538	31,344

Total current liabilities	1,288,098	1,209,866

Notes payable, less current maturities	102,300	364,334
Deferred revenue	—	180,066

Total liabilities	$1,390,398	$1,754,266

STOCKHOLDERS’ EQUITY:
Preferred stock, $1.00 par value Authorized—4,000,000 shares issued and outstanding—no shares	—	—
Common stock, $0.01 par value Authorized—60,000,000 shares issued and outstanding—28,332,073 shares in 2001 and 30,678,804 shares in 2002	283,321	306,788
Additional paid-in capital	67,882,572	72,056,645
Deferred compensation	(107,146)	(53,569)
Cumulative translation adjustment	5,428	39,154
Accumulated deficit	(62,842,313)	(69,021,992)

Total stockholders’ equity	5,221,862	3,327,026

Total liabilities and stockholders’ equity	$6,612,260	$5,081,292

See accompanying notes to unaudited, consolidated financial statements.

3 of 20

MATRITECH, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2002	2001	2002

Revenues:
Product sales	$511,739	$775,758	$1,694,848	$2,283,787
Alliance and collaboration revenue	—	7,836	—	165,428

Total revenue	511,739	783,594	1,694,848	2,449,215
Expenses:
Cost of product sales	386,153	520,442	1,237,180	1,539,818
Research, development and clinical	890,274	949,313	2,281,512	2,930,707
Selling, general and administrative	1,186,035	1,443,217	4,740,270	4,208,206

Total operating expenses	2,462,462	2,912,972	8,258,962	8,678,731

Loss from operations	(1,950,723)	(2,129,378)	(6,564,114)	(6,229,516)

Interest income	35,801	15,592	142,994	62,902
Interest expense	3,711	7,764	19,049	13,065

Net loss	$(1,918,633)	$(2,121,550)	$(6,440,169)	$(6,179,679)

Basic and diluted net loss per common share	$(0.07)	$(0.07)	$(0.25)	$(0.20)

Basic and diluted weighted average number of common shares outstanding	26,562,051	30,666,439	26,072,973	30,253,978

See accompanying notes to unaudited, consolidated financial statements.

4 of 20

MATRITECH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,

	2001	2002

Cash Flows from Operating Activities:
Net loss	$(6,440,169)	$(6,179,679)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	201,642	136,971
Amortization of deferred compensation	84,277	53,577
Compensation related to issuance of common stock warrants	1,020,684	13,588
Changes in assets and liabilities:
Accounts receivable	29,211	(143,378)
Inventories	(51,225)	(145,217)
Prepaid expenses and other current assets	54,703	31,883
Other assets	11,253	(22,089)
Accounts payable	(8,686)	(128,796)
Accrued expenses	145,603	(11,469)
Deferred revenue	23,095	181,872

Net cash used in operating activities	(4,929,612)	(6,212,737)

Cash Flows from Investing Activities:
Purchases of property and equipment	(119,727)	(553,078)

Net cash used in investing activities	(119,727)	(553,078)

Cash Flows from Financing Activities:
Payments on notes payable	(96,622)	(56,651)
Proceeds from note payable	—	410,000
Proceeds from sale of common stock and warrants	3,691,930	4,139,910
Proceeds from exercise of common stock warrants	125,000	11,000
Proceeds from exercise of common stock options	88,123	9,589
Proceeds from issuance of common stock under employee stock purchase plan	35,114	23,453

Net cash provided by financing activities	3,843,545	4,537,301

Effect of foreign exchange on cash and cash equivalents	8,183	28,566

(Decrease) increase in cash and cash equivalents	(1,197,611)	(2,199,948)
Cash and cash equivalents, beginning of period	4,661,005	4,819,733

Cash and cash equivalents, end of period	$3,463,394	$2,619,785
Supplemental Cash Flow Information:
Cash paid during the period for interest	$19,049	$13,065

See accompanying notes to unaudited, consolidated financial statements.

5 of 20

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

     The Company is devoting substantially all of its efforts toward product research and development, raising capital, securing partners and marketing products. The Company is subject to risks common to companies in similar stages of development, including a history of operating losses and anticipated future losses, fluctuation in operating results, uncertainties associated with future performance, near-term dependence on a limited number of products, uncertainties around bringing new products to market, reliance on sole suppliers, dependence on key individuals, competition from substitute products and larger companies, the development of commercially usable products and the need to obtain adequate additional financing necessary to fund its operations and the development of its future products.

     The Company is also actively seeking additional long-term funding for its operations from public and private sources including strategic collaborations and partnerships. If the Company uses equity to finance its capital needs, such a financing could result in significant dilution to existing stockholders. If adequate funds are not available, the Company may be required to reduce its fixed costs; to delay, scale back or eliminate certain of its services; to sell prematurely some or all of its assets on undesirable terms; to merge with or be acquired by another company on unsatisfactory terms; or to cease operations. Any of the foregoing steps will have a material adverse effect on the Company’s business, financial condition and results of operations. There can be no assurance that capital will be available on terms acceptable to the Company, if at all.

     The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and include, in the opinion of management, all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation of interim period results on a going concern basis. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The results for the interim periods presented are not necessarily indicative of results to be expected for any future period. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 filed with the SEC (File No. 001-12128).

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Matritech GmbH. All significant intercompany balances and transactions have been eliminated in consolidation.

2.  Recent Accounting Pronouncements

     Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). This statement requires that goodwill and certain other intangibles no longer be amortized, but instead tested for impairment at least annually. The Company has completed the impairment test as required by SFAS 142 and, based on the results of this analysis, no impairment of goodwill was identified. The Company did not record amortization expense relating to its goodwill during the three and nine month period ended September 30, 2002. Goodwill amortization was $22,371 and $67,113 for the three and nine month period ended September 30, 2001. In the absence of such amortization, the Company’s adjusted net loss and net loss per common share for the three and nine month period ended September 30, 2001 would have been $1,896,262 and $0.07 per share and $6,373,056 and $0.24 per share, respectively.

     In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections”, which is effective for fiscal years beginning after May 15, 2002. This statement rescinds the indicated statements and amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company does not expect the adoption of this standard will result in a material impact to its financial position or results of operations.

6 of 20

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The Company does not expect the adoption of this statement to have a material impact on the financial statements.

3.  Cash Equivalents

     The Company considers all highly liquid investments with original maturities of 90 days or less to be cash equivalents. The Company follows the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, in accounting for its marketable securities. Securities held at December 31, 2001 and September 30, 2002 include only cash and cash equivalents, which consist of auction market preferred stocks, a certificate of deposit and money market accounts that are classified as held-to-maturity securities.

4.  Inventories

     Inventories are stated at the lower of cost or market and consist of the following:

	December 31, 2001	September 30, 2002

Raw materials	$147,234	$155,942
Work-in-process	3,804	2,809
Finished goods	186,049	323,553

	$337,087	$482,304

5.  Net Loss Per Common Share

     The Company computes earnings per share in accordance with SFAS No. 128, “Earnings per Share”. Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the year. Diluted loss per share is the same as basic net loss per share as the effects of the Company’s potential common shares are antidilutive. Potential common shares consists of stock options and warrants as well as 22,914 and 12,262 contingently issuable shares of common shares held in escrow in connection with the Matritech GmbH acquisition at September 30, 2001 and 2002, respectively. The number of antidilutive potential common shares excluded from the computation of diluted loss per share were 1,598,585 and 3,690,889 for the periods ended September 30, 2001 and 2002, respectively.

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

7.  Notes Payable

     In July 2002, the Company entered into a term note for $410,000 with Citizens Bank of Massachusetts to finance an equipment purchase. The term note is payable over four years, bears interest at 1% plus the bank’s prime rate and contains a covenant which requires the Company to maintain a cash balance of $250,000 at all times. This note is collateralized by the capital equipment. If the ratio of the Company’s cash and cash equivalents to total liabilities (excluding deferred revenue) is 115% or less, the bank has the right to exchange the equipment as collateral for a certificate of deposit in the amount of $410,000.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

     This Quarterly Report on Form 10-Q, other reports and communications to securityholders, as well as oral statements made

7 of 20

by the Company’s officers or agents may contain forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements may relate to, among other things, the Company’s future revenue, operating income, EBITDA and the plans and objectives of management. In particular, certain statements contained in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in “Factors That May Affect Future Results” constitute forward-looking statements. Actual events or results may differ materially from those stated in any forward-looking statement. Factors that may cause such differences are discussed below and in the Company’s other reports filed with the SEC.

     The Company was incorporated in 1987 to develop, manufacture and market innovative cancer diagnostic products based on its proprietary Nuclear Matrix Protein (“NMP”) technology. The Company has been unprofitable since inception and expects to incur significant operating losses for at least the next several years. For the period from inception through September 30, 2002, the Company incurred a cumulative net loss of approximately $69 million.

     In the United States, the Company sells its NMP22® Test Kit through a distribution agreement with Fisher Healthcare (“Fisher”) granting Fisher the right, co-exclusive with Matritech, to distribute the microtiter plate-based NMP22 Test Kit to hospitals and commercial laboratories within the United States. The Company entered into an exclusive distribution agreement with Cytogen Corporation (“Cytogen”) granting Cytogen the right to distribute the point-of-care NMP22 BladderChek™ Test within the United States. Outside the United States, the Company sells the NMP22 Test Kit and NMP22 BladderChek Test, through its European subsidiary, Matritech GmbH, and other distributors.

     In July 2002, the Company received clearance from the U.S. Food and Drug Administration (“FDA”) to market the NMP22 BladderChek Test in the United States for monitoring patients with a history of bladder cancer.

Results of Operations

Three Months Ended September 30, 2002 Compared with the Three Months Ended September 30, 2001

     Total revenue increased to $784,000 from $512,000 for the quarters ended September 30, 2002 and 2001, respectively. The revenue earned in the 2002 period consisted of $776,000 of product sales and $8,000 of revenue from various alliances and amortization of prepaid marketing fees; the Company is recognizing this alliance revenue over the lives of the respective contracts. The revenue earned in the 2001 period consisted entirely of product sales. Sales of the Company’s NMP22 bladder cancer product line totaled approximately $327,000 and $130,000 for the quarters ended September 30, 2002 and 2001, respectively. Product sales of the allergy products distributed by Matritech GmbH totaled approximately $449,000 and $382,000 for the quarters ended September 30, 2002 and 2001, respectively. The increase in product sales was primarily due to sales of the point-of-care NMP22 BladderChek Test outside the United States as well as an increase in the volume of product sales to customers in Europe.

     Cost of product sales increased to $520,000 from $386,000 for the quarters ended September 30, 2002 and 2001, respectively. As a percentage of product sales, cost of sales decreased to 67% from 75% for the quarters ended September 30, 2002 and 2001, respectively. The decrease in cost of sales as a percentage of sales is due to higher margins from the newly released NMP22 BladderChek Test and an increase in Matritech GmbH’s sales of third-party products which carry higher margins than the products developed and manufactured by Matritech. Matritech product margins are negatively affected by costs related to excess capacity maintained by the Company to support expected future sales increases.

     Research, development and clinical expenses increased to $949,000 from $890,000 for the quarters ended September 30, 2002 and 2001, respectively. This increase was largely due to increased consulting costs and clinical site payments of $64,000.

     Selling, general and administrative expenses increased to $1,443,000 from $1,186,000 for the quarters ended September 30, 2002 and 2001, respectively. This increase is primarily due to increased marketing promotion and consulting costs of $128,000, increased salary-related costs of $84,000 due to higher headcount and increased recruiting costs of $33,000.

     Interest income decreased to $16,000 from $36,000 for the quarters ended September 30, 2002 and 2001, respectively. The decrease was due to a lower average cash balance for investment along with lower investment yields.

Nine Months Ended September 30, 2002 Compared with Nine Months Ended September 30, 2001

     Total revenue increased to $2,449,000 from $1,695,000 for the nine months ended September 30, 2002 and 2001,

8 of 20

respectively. The revenue earned in the 2002 period consisted of $2,284,000 of product sales and $165,000 of revenue from alliances, collaborations and amortization of prepaid marketing fees; the Company is recognizing this revenue over the lives of the respective contracts. The revenue earned in the 2001 period consisted entirely of product sales. Sales of the Company’s NMP22 bladder cancer product line totaled approximately $899,000 and $473,000 for the nine months ended September 30, 2002 and 2001, respectively. Product sales of the allergy products distributed by Matritech GmbH totaled approximately $1,385,000 and $1,222,000 for the nine months ended September 30, 2002 and 2001, respectively. The increase in product sales was primarily due to sales of the NMP22 BladderChek Test outside the United States as well as an increase in the volume of product sales to customers in Europe.

     Cost of product sales increased to $1,540,000 from $1,237,000 for the nine months ended September 30, 2002 and 2001, respectively. As a percentage of product sales, cost of sales decreased to 67% from 73% for the nine months ended September 30, 2002 and 2001, respectively. The decrease in cost of sales as a percentage of sales is due to higher margins from the newly released NMP22 BladderChek Test and an increase of Matritech GmbH’s sales of third-party products which carry higher margins than the products developed and manufactured by Matritech. Matritech product margins are negatively affected by costs related to excess capacity maintained by the Company to support expected future sales increases.

     Research, development and clinical expenses increased to $2,931,000 from $2,282,000 for the nine months ended September 30, 2002 and 2001, respectively. Consultants, clinical site payments and supplies increased a total of $503,000 due to the increased number of active projects. Personnel-related costs increased $169,000 due to increased headcount and patent application expenses increased $43,000. These increases were offset by decreased contract research costs of $55,000.

     Selling, general and administrative expenses decreased to $4,208,000 from $4,740,000 for the nine months ended September 30, 2002 and 2001, respectively. This decrease is primarily due to the absence of $1,020,000 of compensation expense in 2002 and decreased goodwill expense of $67,000. These decreases were offset by increased salary-related expense of $150,000, increased marketing promotion and consulting costs of $195,000, increased travel expenses of $66,000 and increased literature, printing and transfer agent costs of $92,000.

     Interest income decreased to $63,000 from $143,000 for the nine months ended September 30, 2002 and 2001, respectively. The decrease was due to a lower average cash balance for investment along with lower investment yields.

Liquidity and Capital Resources

     Since its inception, the Company has financed its operations primarily through private and public offerings of its securities and through funded development and marketing agreements. At September 30, 2002 and December 31, 2001, the Company had cash and cash equivalents of $2,620,000 and $4,820,000, respectively, and working capital of $2,493,000 and $4,337,000, respectively. The Company believes that its existing cash resources, plans for equity financings, product sales and corporate partnerships will be sufficient to satisfy its capital needs through 2002.

     The Company is also actively seeking additional long-term funding for its operations from public and private sources including strategic collaborations and partnerships. If the Company uses equity to finance its capital needs, such a financing could result in significant dilution to existing stockholders. If adequate funds are not available, the Company may be required to reduce its fixed costs; to delay, scale back or eliminate certain of its services; to sell prematurely some or all of its assets on undesirable terms; to merge with or be acquired by another company on unsatisfactory terms; or to cease operations. Any of the foregoing steps will have a material adverse effect on the Company’s business, financial condition and results of operations. There can be no assurance that capital will be available on terms acceptable to the Company, if at all.

     The Company’s operating activities used cash of $6,213,000 and $4,930,000 for the nine months ended September 30, 2002 and 2001, respectively, primarily to fund the Company’s operating loss.

     The Company’s investing activities used cash of $553,000 and $120,000 for the nine months ended September 30, 2002 and 2001, respectively, primarily for the purchase of laboratory equipment.

9 of 20

     The Company’s financing activities provided cash of $4,537,000 and $3,844,000 for the nine months ended September 30, 2002 and 2001, respectively. The activity in the 2002 period resulted primarily from proceeds from the sale of common stock and warrants and proceeds from a note payable offset by payments on notes payable. The activity in the 2001 period resulted primarily from proceeds received from the sale of common stock under an equity financing agreement as well as proceeds received from the exercise of common stock warrants, net of payments on notes payable.

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

     In July 2002, the Company entered into a term note for $410,000 with Citizens Bank of Massachusetts to finance an equipment purchase. The term note is payable over four years, bears interest at 1% plus the bank’s prime rate and contains a covenant which requires the Company to maintain a cash balance of $250,000 at all times. This note is collateralized by the capital equipment. If the ratio of the Company’s cash and cash equivalents to total liabilities (excluding deferred revenue) is 115% or less, the bank has the right to exchange the equipment as collateral for a certificate of deposit in the amount of $410,000.

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

Critical Accounting Policies and Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related footnotes. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality and assuming that the Company will continue as a going concern. The Company does not believe it is likely that materially different amounts would be reported related to the accounting policies described below. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.

Revenue Recognition
     In December 1999, the SEC issued Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements”. SAB No. 101 requires companies to recognize certain upfront non-refundable fees and milestone payments over the life of the related alliance when such fees are received in conjunction with alliances which have multiple elements or ongoing performance obligations, among other things. The Company believes that its revenue recognition policies comply with SAB No. 101 and, therefore, the adoption of SAB No. 101 did not have a material effect on its future or historically reported operating results. The Company recognizes revenue from product sales upon shipment; alliance and collaboration fees over the life of the related alliance or collaboration; revenue from marketing agreements ratably over the life of the related distribution agreement; and revenue from nonrefundable license agreements and research grants as earned over the life of the agreement.

Valuation Allowances

     Inventory
          Matritech values its inventory account balances at lower of cost or fair value. Management analyzes inventory levels quarterly and reviews inventory account balances and compares such amounts with sales forecasts and projections, historical revenue trends and shelf life of items in inventory. Inventory with a life in excess of its shelf life is disposed of and the related costs are written off. If actual market conditions are less favorable than those projected by management, additional inventory writedowns may be required.

10 of 20

     Accounts Receivable
          Management periodically reviews outstanding balances in accounts receivable to determine future collections. Based on Company’s historical experience, current business conditions and expected future collections, management established an allowance for uncollectible accounts. In the event circumstances change to affect the assumptions underlying this allowance, the Company might be required to take additional write-offs of its accounts receivable balances.

     Impairment of Long-Lived Assets and Goodwill
          Management periodically evaluates the net realizable value of long-lived assets, including property, equipment and goodwill, relying on a number of factors including operating results, business plans, economic projections and anticipated future cash flows. The Company carries its long-lived assets at the lower of cost or net realizable value. Since judgment is involved in determining the net realizable value of long-lived assets, there is risk that the carrying value of the Company’s long-lived assets may be overstated or understated.

          Effective January 1, 2002, the Company adopted SFAS 142. This statement requires that goodwill and certain other intangibles no longer be amortized, but instead tested for impairment at least annually. The Company has completed the impairment test as required by SFAS 142 and, based on the results of this analysis, no impairment of goodwill was identified.

Factors That May Affect Future Results

     The Company’s future financial and operational results are subject to a number of material risks and uncertainties that may affect such results or conditions, including:

     Access to Capital. The Company will need additional funding to continue to market its NMP22 tests for bladder cancer, to conduct research and development, to conduct clinical trials and to manufacture and market its products as it currently contemplates. The Company is currently seeking to raise additional capital and will consider various financing alternatives, including equity or debt financings and corporate partnering arrangements. However, the Company may not be able to raise needed capital on terms that are acceptable to it, or at all. If the Company does not receive additional financing, it may be required to curtail its expenses or take other steps that could hurt its future performance including, but not limited to, the premature sale of some or all of its assets on undesirable terms, merger with or acquisition by another company on unsatisfactory terms or the cessation of operations. Any future equity financings will dilute the ownership interest of existing investors in the Company and may have an adverse impact on the price of the common stock.

     History of Operating Losses and Anticipated Future Losses. The Company has incurred operating losses since it began operations in 1987. These losses have resulted principally from costs incurred in research and development and from selling, general and administrative costs associated with the development of the Company. These costs have exceeded the Company’s revenues, which to date have been generated primarily from initial sales of its NMP22 tests and other diagnostic products, its development agreements, government grants and interest income. The Company expects to incur continuing operating losses until gross profits from its product sales are adequate to cover period operating costs. The Company’s ability to be profitable depends in part on its ability to market its existing products, obtain required regulatory approvals and develop new products. The Company may not be able to market its existing products successfully, obtain required regulatory approvals or develop, commercialize, produce and market its future products or achieve or maintain profitability.

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

     Uncertainties Associated with Future Performance. The Company’s success in the market for diagnostic products will depend, in part, on the Company’s ability to: successfully develop, test, produce and market its products; educate distributors, physicians, patients and insurers on the clinical utility of the Company’s diagnostic products; obtain necessary governmental approvals in a timely manner; attract and maintain key employees; and successfully respond to technological changes in its marketplace. The Company has limited internal marketing and sales resources and personnel. In order to successfully market the Company’s current and future products in territories in which it does not, or does not intend to, use third-party distributors, the Company will need to develop a larger marketing and sales force with appropriate technical expertise and distribution capability. The Company may be unable to establish the marketing and sales capabilities that it needs, and the Company may be unsuccessful in gaining wide market acceptance for its products.

11 of 20

     Reliance on Distributors. The Company has limited internal marketing and sales resources and personnel. The Company derives a significant portion of its sales revenue from distribution agreements with two distributors. Konica Corporation (“Konica”) has an exclusive right to sell the Company’s NMP22 Test Kit in Japan. Fisher has a co-exclusive right with the Company to sell its NMP22 Test Kit to hospitals and commercial laboratories in the United States. In addition, U.S. Summit Company (“US Summit”) has the right to distribute the Company’s product in South East Asia and the People’s Republic of China. During the third quarter of 2002, the Company entered into an exclusive relationship with Cytogen for the marketing and distribution of the Company’s NMP22 BladderChek Test to urologists in the United States. Because the Company does not deal directly with customers when selling through distributors, it depends on the ability of Konica and Fisher and, to a lesser extent, US Summit, Cytogen and other current or future distributors to develop demand for the Company’s products, to market such products actively, to forecast demand accurately and to maintain appropriate levels of inventory. The Company has minimal control over its distributors, and these distributors are under no obligation to purchase a set quantity of the Company’s products (although in some cases the agreement may be terminable by the Company if certain minimum purchases are not made by the distributor). The failure or delay by a distributor in selling the Company’s products, or any material breach of their agreements with the Company could significantly reduce the Company’s future revenues. The Company may be unable to enter into additional distribution relationships on favorable terms, if at all. Such failures, delays or breaches could also reduce anticipated future sales growth.

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

     Market Acceptance of NMP22 Tests. The Company expects to generate a significant share of all of the Company’s near-term product sales from the sale of the Company’s NMP22 tests. The NMP22 Test Kit was first approved for sale in the United States by the FDA in 1996, in Japan by the Koseisho in 1998 and in the People’s Republic of China by the State Drug Administration in 1999. In July 2002, the Company received clearance from FDA to market its NMP22 BladderChek Test in the United States for monitoring patients with a history of bladder cancer. The Company has submitted an application to the FDA for approval to market its NMP22 BladderChek Test in the United States for diagnosing certain patients for bladder cancer. The Company’s results of operations may suffer if the NMP22 tests do not achieve wide market acceptance because NMP22 is a major source of sales revenue. The remainder of the Company’s products under development have not undergone FDA review.

     Reliance on Sole Supplier. The Company currently relies on sole suppliers for certain key components and the assembly thereof for its NMP22 tests. If the components from these suppliers or the services of these assemblers should become unavailable for any reason, including failure to comply with FDA regulations, the Company would seek alternative sources of supply or assembly. The Company’s suppliers may or may not have undergone inspection by the FDA to ascertain compliance. In order to maintain the FDA acceptance of the Company’s manufacturing process, the Company would have to show that these alternative sources of supply are equivalent to its current sources. Although the Company attempts to maintain an adequate level of inventory to provide for these and other contingencies, if its manufacturing processes are disrupted as a result of a shortage of key components, a revalidation of new components or the failure of an assembler to meet the Company’s requirements, the Company may be unable to meet its commitments to customers. The Company’s failure or delay in meeting its commitments could cause sales to decrease, market share to be lost temporarily or permanently, and could result in significant expenses to obtain alternative sources of supply or assembly with the necessary facilities and know-how.

     Competition. Although the Company is not aware of any other company selling products employing NMP technology, competition in the development and marketing of cancer diagnostics and therapeutics, using a variety of technologies, is intense. Many pharmaceutical companies, biotechnology companies, public and private universities and research organizations actively engage in the research and development of clinical cancer diagnostic products. Many of these organizations have greater financial, manufacturing, marketing and human resources than the Company does.

     The Company expects that certain of its clinical tests will compete with existing FDA-approved clinical tests, including tests known as BTA, UroVysion, and ImmunoCyt™ bladder cancer test, which have been approved for monitoring bladder cancer; a test known as CEA, which is used primarily for monitoring colorectal and breast cancers; a test known as PSA, which is used primarily for monitoring and screening prostate cancer; and a test known as TRUQUANT® BR™ RIA, which is used for monitoring breast cancer. The Company is also aware of a number of companies exploring the application of oncogene technology to cancer diagnostics. The Company’s diagnostic products will also compete with more invasive or expensive procedures such as minimally invasive surgery, bone scans, magnetic resonance imaging and other in vivo imaging techniques. In addition, other companies may introduce competing diagnostic products based on other technologies that may adversely affect the Company’s competitive position. As a result, the Company’s products may become obsolete or non-competitive.

12 of 20

     Future Product Development and Marketing. Other than the NMP22 tests and other diagnostic products distributed by the Company’s European subsidiary, Matritech GmbH, all of the Company’s products are part of development programs which are not expected to generate generally available commercial products in the United States for some time. These development programs will require significant additional process development, laboratory testing, clinical testing and regulatory approval prior to commercializing a new product and involve the use of advanced technical methods that require both a high degree of skill and judgment in their application. Investors should recognize that the Company may encounter unexpected technical difficulties in the course of the development process that it may not be able to overcome or may be able to overcome only if it expends additional funds and time. For example, in 1998, the Company elected to terminate development of its NuMA candidate marker for colon cancer and subsequently announced that a different marker would be the primary candidate in its colon cancer program. The Company may not successfully complete its product development efforts, and it may not obtain the required regulatory approvals. In addition, any future products, if and when introduced, may not be successfully commercialized, produced and marketed or achieve customer acceptance. Investors should expect that products which reach commercialization will not perform as well as the preliminary discovery research results in small numbers of samples reported by the Company. The variability and risks the Company faces in its development programs, including but not limited to, obtaining proper specimens from patients and healthy individuals, testing a much larger cohort of individuals than can be accomplished in early discovery, preparing the specimens properly for testing, developing an economic and reproducible test method for the substance to be measured and testing the final product in a clinical setting, will lead to product performance which is very unlikely to be as accurate as the results reported from the discovery phase. Furthermore, there is inherent biologic variability which only becomes evident when larger numbers of patients are tested, which also influences the variability of clinical test results. Therefore, the most important empirical data to be used in evaluating the Company’s product development programs are the results of clinical trials such as those reported since 1996 for products based on NMP22.

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

     Any products that the Company or its suppliers manufactures or distributes in accordance with FDA clearances or approvals are subject to pervasive and continuing regulation by the FDA, including:

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

     Labeling and promotional activities are subject to scrutiny in the United States by the FDA and, in certain instances, by the Federal Trade Commission. For example, the NMP22 Test Kit has received FDA approval and may be promoted by the Company only as a prognostic indicator or as a diagnostic aid for use for previously undiagnosed individuals who have symptoms of or are at risk for bladder cancer. The FDA actively enforces regulations prohibiting the promotion of devices for unapproved uses and the promotion of devices for which pre-market clearance or approval has not been obtained. Consequently, the Company cannot currently promote the NMP22 Test Kit or any of its other products for any unapproved use.

     If the Company or its suppliers fail to comply with these manufacturing or promotional requirements, they may face regulatory enforcement action by the FDA that would prevent the Company or its suppliers from manufacturing or selling the

13 of 20

products, hurt the ability to conduct testing necessary to obtain market clearance for these products and reduce the potential sales revenues.

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

     The Company believes that the use of the patents for NMP technology owned by it or licensed to it, and the use of its trademarks and other proprietary rights, do not infringe upon the proprietary rights of third parties. However, the Company may not prevail in any challenge of third-party intellectual property rights, and third parties may successfully assert infringement claims against it in the future. In addition, the Company may be unable to acquire licenses to any of these proprietary rights of third parties on reasonable terms.

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

     Healthcare Reform. The Company’s ability to commercialize successfully its planned products will depend in part on the extent to which reimbursement for the cost of its products will be available from government health administration authorities, private health insurers and other third-party payors. In the case of private insurers, the reimbursement of any medical device, either approved for investigational use only, or for research use, is at the sole discretion of the patient’s individual carrier. Even if a procedure has been previously approved for reimbursement, the insurance carrier may decide not to continue to reimburse the procedure. Further, even if in the future the Company does successfully sell its products to managed care providers, it is possible that these sales will involve significant pricing pressure on its products and keep per-product revenues low. Healthcare reform is an area of continuing national attention and a priority of many governmental officials. Certain reform proposals, if adopted, could impose limitations on the prices the Company will be able to charge in the United States for its products or the amount of reimbursement available for its products from governmental agencies or third-party payors. While the Company cannot predict whether any of these legislative or regulatory proposals will be adopted or the effect that these proposals may have on its business, the announcement or adoption of these proposals could hurt its business by reducing demand for its products and could hurt its stock price because of investor reactions.

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

14 of 20

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

     Hazardous Materials. The Company’s research and development activities involve the controlled use of hazardous materials. Although the Company believes that its safety procedures for handling and disposing of its hazardous materials comply with the standards prescribed by federal, state and local laws and regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of an accident, the Company could be held liable for damages that result, and significant and unexpected costs including costs relating to liabilities and clean-up, costs from increased insurance premiums or inability to obtain adequate insurance at a reasonable price and costs from loss of operations during clean-up.

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

     Management of Foreign Subsidiary. In June 2000, the Company completed the acquisition of Matritech GmbH. Although the Company has integrated the operations of this subsidiary it still must coordinate geographically separate organizations, manage personnel with disparate business backgrounds and adjust to differing corporate cultures. There can be no assurance that this subsidiary or its products will be successful or that the Company will achieve the financial and strategic objectives for its European operations from the transaction.

     Foreign Exchange. Accounts of the Company’s European subsidiary are maintained in Euros and are translated into U.S. Dollars. To the extent that foreign currency exchange rates fluctuate in the future, the Company may be exposed to continued financial risk. There can be no assurance that the Company will be successful in limiting its exposure.

     Nasdaq National Market Listing Requirements. The Company’s common stock is currently listed on the Nasdaq National Market. For continued listing of its common stock on the Nasdaq National Market, the Company must, among other things, maintain a minimum bid price for its common stock of $1.00 per share and a minimum shareholder’s equity of $10 million. The Company does not currently have a shareholder’s equity of $10 million. If the Company’s shareholder’s equity remains below $10 million, or if its common stock trades at a price of less than $1.00 for 30 consecutive business days or more, the Company’s shares may be delisted from the Nasdaq National Market, and it is the Company’s expectation that trading, if any, would then be conducted on the Nasdaq SmallCap Market.

     For continued listing of its common stock on the Nasdaq SmallCap Market, the Company must, among other things, (a) maintain a minimum shareholder’s equity of $2.5 million and a minimum market capitalization of $35 million, or (b) have net income from continuing operations of $500,000 and, in either case, maintain a minimum bid price for its common stock of $1.00 per share. If the Company’s common stock trades at a price of less than $1.00 for 30 consecutive business days or more, or the Company fails to meet the other requirements set forth above, the Company’s shares may be delisted from the Nasdaq SmallCap Market, and it would be the Company’s expectation that trading, if any, would then be conducted on NASD OTC Bulletin Board.

     Any change in the listing of the common stock may materially impair the ability of stockholders to buy and sell shares of the common stock and could have an adverse effect on the market price of, and the efficiency of the trading market for, the common stock. In addition, any change in the listing of the common stock could significantly impair the Company’s ability to raise capital in the public markets should it desire to do so in the future.

     Conviction of Arthur Andersen LLP. Prior to July 17, 2002, Arthur Andersen LLP (“Arthur Andersen”) served as the Company’s independent auditors. On March 14, 2002, Arthur Andersen was indicted on federal obstruction of justice charges

15 of 20

arising from the government’s investigation of Enron Corporation and on June 15, 2002, Arthur Andersen was found guilty. Arthur Andersen informed the SEC that it would cease practicing before the SEC by August 31, 2002, unless the SEC determined that another date was appropriate. On July 17, 2002, the Company dismissed Arthur Andersen and retained PricewaterhouseCoopers LLP as its independent auditors for its current fiscal year ended December 31, 2002. SEC rules require the Company to present historical audited financial statements in various SEC filings, such as registration statements, along with Arthur Andersen’s consent to the Company’s inclusion of Arthur Andersen’s audit report in those filings. Since the Company’s former engagement partner and audit manager have left Arthur Andersen and in light of the announced cessation of Arthur Andersen’s SEC practice, the Company will not be able to obtain the consent of Arthur Andersen to the inclusion of Arthur Andersen’s audit report in the Company’s relevant current and future filings. The SEC recently has provided regulatory relief designed to allow companies that file reports with the SEC to dispense with the requirement to file a consent of Arthur Andersen in certain circumstances, but purchasers of securities sold under the Company’s registration statements, which were not filed with the consent of Arthur Andersen to the inclusion of Arthur Andersen’s audit report will not be able to sue Arthur Andersen pursuant to Section 11(a)(4) of the Securities Act of 1933 and therefore the purchasers’ right of recovery under that section may be limited as a result of the lack of the Company’s ability to obtain Arthur Andersen’s consent.

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

     Foreign Exchange. The accounts of Matritech GmbH are translated in accordance with SFAS No. 52, “Foreign Currency Translation”. In translating the accounts of Matritech GmbH into U.S. dollars, assets and liabilities are translated at the rate of exchange in effect at year-end, while stockholders’ equity is translated at historical rates. Revenue and expense accounts are translated using the weighted-average exchange rate in effect during the period. Foreign currency transaction gains or losses for Matritech GmbH are included in the accompanying consolidated statements of operations since the functional currency for Matritech GmbH is the Euro. The Company had sales of approximately $1,800,000 denominated in foreign currency in the nine months ended September 30, 2002.

Item 4. Controls and Procedures

     Within the 90 days prior to the date of this report, the Chief Executive Officer and Chief Financial Officer performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring the reporting of material information required to be included in the Company’s periodic filings with the Securities and Exchange Commission.

     There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these internal controls subsequent to the date of the most recent evaluation.

Item 5. Other Information

     In accordance with Section 10A of the Securities Exchange Act of 1934, as amended by Section 202 of the Sarbanes-Oxley Act of 2002 (the “Exchange Act”), non-audit services were approved by the Company’s Audit Committee to be performed by PricewaterhouseCoopers LLP, the Company’s independent auditors, principally relating to the following: 1) assurance services including (a) review of, and assistance with filings made by the Company with the SEC, (b) accounting and reporting research and consultations, and (c) review of the Company’s unaudited quarterly and other interim financial statements filed with the SEC under the Exchange Act and any services related thereto; and 2) tax related services including: (a) tax advisory services relating to international, federal, state and local taxes, including but not limited to, the preparation of tax returns for the Company and any subsidiaries; (b) assistance with the processing of such tax returns, tax audits, and refund claims associated therewith; and (c) tax advisory services relating to issues impacting the Company, including but not limited to, stock option and compensation matters and business transactions.

16 of 20

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

	99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

On July 17, 2002, the Company filed a Current Report on Form 8-K reporting under Item 4, Changes in Registrant’s Certifying Accountants, that the Company had dismissed its independent auditors, Arthur Andersen, and engaged the services of PricewaterhouseCoopers LLP as its new independent auditors for the Company’s fiscal year ending December 31, 2002. The Company’s Audit Committee of the Board of Directors authorized the dismissal of Arthur Andersen and the engagement of PricewaterhouseCoopers LLP.

17 of 20

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MATRITECH, INC.

Date: November 14, 2002	By:	/s/ Stephen D. Chubb Stephen D. Chubb Director, Chairman and Chief Executive Officer (principal executive officer)

Date: November 14, 2002	By:	/s/ Richard A. Sandberg Richard A. Sandberg Director, Vice President, Chief Financial Officer and Treasurer (principal accounting and financial officer)

18 of 20

CERTIFICATIONS

Certifications:

I, Stephen D. Chubb, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Matritech, Inc. (the “registrant”):

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Stephen D. Chubb

Stephen D. Chubb
Chief Executive Officer

19 of 20

CERTIFICATIONS

Certifications:

I, Richard A. Sandberg, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Matritech, Inc. (the “registrant”):

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Richard A. Sandberg

Richard A. Sandberg
Chief Financial Officer

20 of 20