Form 10-Q
period 2003-03-31
MATRITECH INC/DE/
filed 2003-05-15
CIK 884847

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934:
For the quarterly period ended March 31, 2003

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934:
For the transition period from to

Commission file number: 001-12128

Matritech, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	04-2985132 (I.R.S. Employer Identification No.)

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

Yes    ☒    No    ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). ☐    Yes    ☒    No

     As of May 1, 2003, there were 32,132,243 shares of the Registrant’s Common Stock outstanding.

MATRITECH, INC.

PART I.   FINANCIAL INFORMATION

Item 1. Financial Statements

MATRITECH, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2002	2003

		(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,172,013	$6,927,075
Accounts receivable less allowance of $23,591 in 2002 and 2003	719,039	450,631
Inventories, net	497,913	558,920
Prepaid expenses and other current assets	173,812	306,826

Total current assets	5,562,777	8,243,452

Property and equipment, at cost:
Laboratory equipment	2,287,360	2,387,592
Office equipment	321,901	339,187
Laboratory furniture	62,739	62,739
Leasehold improvements	88,865	88,865
Automobiles	39,130	40,679

	2,799,995	2,919,062
Less — Accumulated depreciation and amortization	1,837,048	1,915,485

	962,947	1,003,577

Goodwill	132,615	132,615
Other assets	114,337	432,486
Receivable from related party	45,497	45,497

	$6,818,173	$9,857,627

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of notes payable	$159,741	$352,899
Accounts payable	433,080	349,426
Accrued expenses	843,392	756,478
Deferred revenue	462,783	536,796

Total current liabilities	1,898,996	1,995,599

	December 31,	March 31,
	2002	2003

		(unaudited)
Notes payable, less current maturities	316,433	3,808,767
Deferred revenue	763,759	784,845

Total liabilities	2,979,188	6,589,211

Commitments and Contingencies (Note 5)
STOCKHOLDERS’ EQUITY:
Preferred stock, $1.00 par value
Authorized — 4,000,000 shares
Issued and outstanding — no shares	—	—
Common stock, $0.01 par value
Authorized — 60,000,000 shares
Issued and outstanding — 32,128,243 shares in 2002 and 32,132,243 shares in 2003	321,282	321,322
Additional paid-in capital	74,694,619	76,012,735
Deferred compensation	(35,710)	(17,852)
Accumulated other comprehensive income (loss)	(20,619)	27,398
Accumulated deficit	(71,120,587)	(73,075,187)

Total stockholders’ equity	3,838,985	3,268,416

	$6,818,173	$9,857,627

The accompanying notes are an integral part of these consolidated financial statements.

MATRITECH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended
	March 31,

	2002	2003

REVENUE:
Product sales	$730,441	$864,554
Alliance and collaboration revenue	68,955	50,973

Total revenue	799,396	915,527
EXPENSES:
Cost of product sales	483,900	546,731
Research, development and clinical expense	1,003,076	731,682
Selling, general and administrative expense	1,415,989	1,606,606

Total operating expenses	2,902,965	2,885,019

Loss from operations	(2,103,569)	(1,969,492)

Interest income	20,205	21,479
Interest expense	2,631	6,587

Net loss	$(2,085,995)	$(1,954,600)

Basic and diluted net loss per common share	$(0.07)	$(0.06)

Basic and diluted weighted average number of common shares outstanding	29,437,149	32,119,981

The accompanying notes are an integral part of these consolidated financial statements.

MATRITECH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended
	March 31,

	2002	2003

Cash Flows from Operating Activities:
Net loss	$(2,085,995)	$(1,954,600)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	38,763	64,093
Amortization of deferred compensation	17,859	17,858
Changes in assets and liabilities:
Accounts receivable	(305,719)	268,408
Inventories	(32,582)	(61,007)
Prepaid expenses and other current assets	29,673	25,360
Other assets	3,134	(1,400)
Accounts payable	73,671	(83,654)
Accrued expenses	(123,300)	(86,914)
Deferred revenue	224,616	95,099

Net cash used in operating activities	(2,159,880)	(1,716,757)

Cash Flows from Investing Activities:
Purchases of property and equipment	(21,051)	(100,971)

Net cash used in investing activities	(21,051)	(100,971)

Cash Flows from Financing Activities:
Payments on notes payable	(14,555)	(38,752)
Proceeds from convertible debentures and warrants, net		4,556,083
Proceeds from sale of common stock and warrants	4,139,910	—
Proceeds from exercise of common stock options	9,254	—
Proceeds from issuance of common stock under employee stock purchase plan	13,305	7,000

Net cash provided by financing activities	4,147,914	4,524,331

Effect of foreign exchange on cash and cash equivalents	(9,478)	48,459

Increase (decrease) in cash and cash equivalents	1,957,505	2,755,062
Cash and cash equivalents, beginning of period	4,819,733	4,172,013

Cash and cash equivalents, end of period	$6,777,238	$6,927,075

Supplemental Cash Flow Information:
Cash paid during the period for interest	$2,631	$6,587

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

     We are devoting substantially all of our efforts toward product research and development, raising capital, securing partners and marketing products. We are subject to risks common to companies in similar stages of development, including history of operating losses and anticipated future losses, fluctuation in operating results, uncertainties associated with future performance, near-term dependence on a limited number of products, uncertainties around bringing new products to market, reliance on sole suppliers, dependence on key individuals, competition from substitute products and larger companies, the development of commercially usable products and the need to obtain adequate additional financing necessary to fund our operations and the development of future products.

     We are currently seeking to raise additional capital and will consider various financing alternatives, including equity or debt financings and corporate partnering arrangements. However, we may not be able to raise needed capital on terms that are acceptable to us, or at all. If we raise funds on unfavorable terms, we may provide rights and preferences to new investors which are not available to current shareholders. If we do not receive additional financing or do not receive an adequate amount of additional financing, we will be required to curtail our expenses by reducing research and/or marketing or by taking other steps that could hurt our future performance, including but not limited to, the premature sale of some or all of our assets or product lines on undesirable terms, merger with or acquisition by another company on unsatisfactory terms or the cessation of operations. Any future equity financings will dilute the ownership interest of our existing investors and may have an adverse impact on the price of our common stock. Any of the foregoing steps will have a material adverse effect on our business, financial condition and results of operations. There can be no assurance that capital will be available on terms acceptable to us, if at all.

     The quarterly financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and include, in the opinion of management, all adjustments, consisting of normal, recurring adjustments necessary for a fair presentation of interim period results on a going-concern basis. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The results for the interim periods presented are not necessarily indicative of results to be expected for any future period. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 filed with the SEC (File No. 001-12128).

2. Summary of Significant Accounting Policies

     (a)   Principles of Consolidation

     The consolidated financial statements include the accounts of Matritech, Inc. and our wholly-owned subsidiary, Matritech GmbH. All significant intercompany balances and transactions have been eliminated at the consolidation level.

     (b)   Revenue Recognition

     We recognize revenue in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB 101”). Revenue is recognized when the following criteria have been met:

          1. Persuasive evidence of an arrangement exists

          2. Delivery has occurred and risk of loss has passed

          3. The seller’s price to the buyer is fixed or determinable

          4. Collectibility is reasonably assured

     When determining whether risk of loss has transferred to customers on product sales, we evaluate both the contractual terms and conditions of our sales agreements as well as our business practices. Business practices such as agreeing to product exchanges may indicate the existence of an implied right to return the product even if there are no such contractual provisions for product returns. We treat such practices, whether contractual or implied, as conveying a right of return and will establish provisions for returns when reasonable and reliable estimates can be made. In accordance with SAB 101, where we do not have sufficient history to make reasonable and reliable estimates of returns, revenue associated with such practices is deferred until the return period lapses or a reasonable estimate can be made. This deferred revenue will be recognized as revenue when the distributor reports to us that it has either shipped or disposed of the units (indicating that the possibility of return is remote).

     Contract and license fee revenue is primarily generated through collaborative license and development agreements with strategic partners for the development and commercialization of our product candidates. The terms of the agreements typically include non-refundable license fees, funding of research and development, payments based upon achievement of certain milestones, payments for product manufacturing and royalties on net product sales. Revenue arrangements where multiple products or services are sold together under one contract are evaluated to determine if each element represents a separate earnings process. In the event that an element of such multiple element arrangement does not represent a separate earnings process, we recognize revenue from this element over the term of the related contract.

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

     Deferred revenue consists of the following:

	December 31,	March 31,
	2002	2003

Non-refundable fees	$866,676	$890,702
Deferred product revenue	359,866	430,939

	$1,226,542	$1,321,641

     (c)  Debt Issuance Costs

     Costs to complete convertible debenture offerings are deferred as debt issuance costs and included in other assets and other current assets on the consolidated balance sheet. The costs are amortized based on the effective interest method over the term of the related debt issuance. The amortization of these costs is included in interest expense on the consolidated statement of operations.

     (d)  Inventories

     Inventories are stated at the lower of cost (determined on a first-in first-out basis) or market and consist of the following:

	December 31,	March 31,
	2002	2003

Raw materials	$160,862	$210,334
Work-in-process	3,667	3,584
Finished goods	270,205	278,814
Consignment inventory (associated with deferred revenue)	63,179	66,188

	$497,913	$558,920

     (e)  Net Loss Per Common Share

     We compute earnings per share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share. Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the year. Diluted loss per share is the same as basic loss per share as the effects of our potential common stock are antidilutive. Potential common stock consists of stock options, warrants, and convertible debentures as well as 22,914 and 12,262 contingently issuable shares of common stock held in escrow in connection with the Matritech GmbH acquisition at March 31, 2002 and 2003, respectively. The number of antidilutive securities excluded from the computation of diluted loss per share were 3,650,391, and 5,880,804 for the periods ended March 31, 2002 and 2003, respectively.

     (f)  Comprehensive Income (Loss)

     We adopted SFAS No. 130, Reporting Comprehensive Income, which requires that all items recognized under accounting standards as components of comprehensive income or loss (e.g., foreign currency translation adjustments and unrealized gains and losses on certain marketable securities) be reported in the annual financial statements. The composition of accumulated other comprehensive loss is as follows:

	Three Months Ended
	March 31,
	2002	2003

Reported net income (loss)	$(2,085,995)	$(1,954,600)
Other comprehensive income (loss)
Foreign currency translation adjustments	(9,478)	48,017

Comprehensive income (loss)	$(2,095,473)	$(1,906,583)

     (g)  Stock-Based Compensation

     We have elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations, in accounting for our stock-based compensation plans, rather than the alternative fair value accounting method provided for under SFAS No. 123, Accounting for Stock-Based Compensation, (“SFAS No. 123”). Under APB 25, when the exercise price of options granted under these plans equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. In accordance with Emerging Issues Task Force (“EITF”) Issue No. 96-18, we record compensation expense equal to the fair value of options granted to non-employees over the vesting period, which is generally the period of service.

     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	Three Months Ended
	March 31,
	2002	2003

Net loss attributable to common stockholders	$(2,085,995)	$(1,954,600)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all rewards	(232,550)	(267,854)

Pro forma net loss	$(2,318,545)	$(2,222,454)

Amounts per common share:
Basic and diluted — as reported	$(0.07)	$(0.06)

Basic and diluted — pro forma	$(0.08)	$(0.07)

     The fair value of stock options and common shares issued pursuant to the stock option and stock purchase plans at the date of grant were estimated using the Black-Scholes model with the following weighted-average assumptions:

	2002	2003

Risk-free interest rate	1.35 - 3.28%	3.58%
Expected dividend yield	—	—
Expected life	7 years	7 years
Expected volatility	110%	110%

     The effects on 2002 and 2003 pro forma net loss and net loss per share of expensing the estimated fair value of stock options and common shares issued pursuant to the stock option and stock purchase plans are not necessarily representative of the effects on reported results of operations for future years as options vest over several years and we intend to grant varying levels of stock options in future periods.

     (h)  Recent Accounting Pronouncements

     In November 2002, the EITF published Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables (“EITF Issue No. 00-21”), which addresses how to determine whether a revenue arrangement involving multiple deliverables contains more than one unit of accounting for the purposes of revenue recognition and how the revenue arrangement consideration should be measured and allocated to the separate units of accounting. EITF Issue No. 00-21 applies to all revenue arrangements that we enter into after June 30, 2003. We do not expect the adoption of EITF Issue No. 00-21 to have a material impact on our financial condition or results of operations.

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

3. Convertible Debt

     On March 31, 2003, we completed a private placement of 7.5% Convertible Debentures (the “Convertible Debentures”) in an aggregate subscription amount equal to $5 million and accompanying Warrants for an aggregate of 784,314 shares of our common stock, including a Warrant for 98,039 shares issued to a placement agent in connection with this transaction (the “Private Placement”). The Convertible Debentures are convertible into shares of our common stock at a conversion price initially equal to $2.55, but which will be adjusted downward (subject to certain limited exceptions) upon any dilutive issuances of our securities to an amount equal to 112% of the price at which such dilutive issuance is made, resulting in the potential for issuance of additional shares of our common stock upon conversion of the Convertible Debentures. The Convertible Debentures bear interest at the rate of 7.5% per annum, payable quarterly, and permit us, in certain circumstances, to make such interest payments in shares of common stock based on a 5% discount to the valuation of the common stock. The Convertible Debentures are redeemable in monthly installments equal to 1/26th of the aggregate subscription amounts paid for such Convertible Debentures, such monthly payments to commence on the first of the month after the 11 month anniversary of the closing date. The monthly redemption payments, subject to certain conditions, may also be made in shares of common stock based on a 10% discount to valuation. The Warrants are immediately exercisable for a period of five years at an initial exercise price of $2.278. The exercise price of the Warrants will initially be adjustable down to the issuance price of any subsequent dilutive issuances (subject to certain limited exceptions), and after the Convertible Debentures are no longer outstanding, the exercise price of the Warrants will be adjustable based on a weighted-average basis upon any such subsequent dilutive issuance.

     The aggregate number of shares of common stock issuable upon exercise of the Warrants and conversion of the Convertible Debentures (including shares issued as a result of any anti-dilution adjustments) and in connection with any payment of interest on or redemption of such Convertible Debentures, is capped at an aggregate of 6,426,127 shares unless shareholder approval is subsequently obtained. In addition, in the event shareholder approval is obtained, our stock price meets certain levels and there is an effective registration statement covering the shares of common stock underlying the Convertible Debentures and Warrants issued in connection with the first closing, a second closing may be held with the same purchasers for the issuance of additional Convertible Debentures in an aggregate subscription amount of $3 million and additional Warrants for an amount of shares equal to 35% of the number of shares for which such additional Convertible Debentures are initially convertible. We have filed a registration statement for such shares and will seek such shareholder approval at our annual meeting to be held on June 13, 2003.

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

     The proceeds of $5 million, less closing costs, were allocated between the Convertible Debentures (approximately $3,450,000) and the warrants (approximately $950,000) based on their relative fair values. The value of the warrants was calculated using the Black-Scholes pricing model with the following assumptions: dividend yield of zero percent; expected volatility of 110%; risk free interest rate of approximately 3% and a term of five years. The initial carrying value of the Convertible Debentures is being accreted ratably, over the term of the notes, to the $5 million amount due at maturity using the effective interest method. Total closing costs were approximately $600,000 and included a warrant issued to the placement agent valued at approximately $162,000 using the Black-Scholes pricing model with the same assumptions as the warrants above. Debt issuance costs attributable to the Convertible Debenture element, which totaled approximately $475,000, have been capitalized as other assets and other current assets on the consolidated balance sheet and will be amortized over the life of the debt. In addition, the difference between the effective conversion price of the debentures into common stock and the fair value of our common stock on the date of issuance of the debentures resulted in a beneficial conversion feature totaling approximately $198,000, which was calculated in accordance with EITF 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments. This beneficial conversion feature was recorded as a debt discount and will be amortized using the effective interest rate over the life of the debt. Certain terms of the debentures might require us to calculate and record additional beneficial conversion charges in future periods.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     This Quarterly Report on Form 10-Q, other reports and communications to securityholders, as well as oral statements made by the Company’s officers or agents may contain forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements may relate to, among other things, the Company’s future revenue, operating income, EBITDA and the plans and objectives of management. In particular, certain statements contained in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” including “Factors That May Affect Future Results” constitute forward-looking statements. Actual events or results may differ materially from those stated in any forward-looking statement. Factors that may cause such differences are discussed below and in the Company’s other reports filed with the Securities and Exchange Commission (the “Commission”).

     The Company was incorporated in 1987 to develop, manufacture and market innovative cancer diagnostic products based on its proprietary nuclear matrix protein (“NMP”) technology. The Company has been unprofitable since inception and expects to incur significant operating losses for at least the next several years. For the period from inception through March 31, 2003, the Company incurred a cumulative net loss of approximately $73 million.

     The results of operations for the periods ended March 31, 2002 and 2003 include the activities of our European subsidiary, Matritech GmbH. Matritech GmbH distributes our products and third-party products in Europe.

     We are engaged in the research, production and marketing of cancer diagnostic products. Our primary research focus is on the identification of proteins in the body which are associated with or created by cancerous processes and which, when measured, can provide useful medical information to physicians. In the last five years, our research has focused on discovering these substances using low-throughput research mass spectrometry. Because low-throughput research mass spectrometry technology was determined to be inadequately controllable and reproducible and too costly to create commercially viable products or services, in the last two years our research has been focused on applying high-throughput mass spectrometry methods to measure the proteins characterized as clinical candidates during discovery research and to improve the controls and reproducibility of our mass spectrometry technology.

     To develop products which will provide physicians medically useful information, we can develop our technology in three different ways: Lab Test Kits, Point-of-Care Test Devices and Proprietary Laboratory Procedures. For technological and marketing reasons, we have decided initially to launch our newer technologies — NMP66™, NMP48™ and NMP35™ — as Proprietary Laboratory Procedures using high-throughput mass spectrometry technology.

Results of Operations

Three Months Ended March 31, 2003 Compared with the Three Months Ended March 31, 2002

     Total revenue increased to $916,000 from $799,000 for the quarters ended March 31, 2003 and 2002, respectively. Alliance and collaboration revenue for the quarters ended March 31, 2003 and 2002 totaled $51,000 and $69,000, respectively. Sales of our NMP22® bladder cancer product line totaled approximately $362,000 and $259,000 for the quarters ended March 31, 2003 and 2002, respectively. This increase is primarily due to a 19% sales increase in the U.S., Europe and the Far East and a 20% favorable exchange rate impact. During the first quarter of 2003, we shipped approximately $89,000 of our NMP22 BladderChek device to distributors for which we did not have sufficient history to estimate returns. Accordingly, these amounts are included in deferred revenue at March 31, 2003, and will be recognized as revenue when the distributor reports to us that it has either shipped or disposed of the devices (indicating that the return period has lapsed). Product sales of the allergy products distributed by Matritech GmbH totaled approximately $503,000 and $464,000 for the quarters ended March 31, 2003 and 2002, respectively. This increase is primarily due to foreign exchange rate changes.

     We recognize alliance revenue and prepaid marketing fees over the lives of the respective contracts. Deferred revenue related to various alliances and prepaid marketing fees increased to $891,000 at March 31, 2003 from $867,000 at December 31, 2002.

     Cost of product sales increased to $547,000 from $484,000 for the quarters ended March 31, 2003 and 2002, respectively. As a percentage of product sales, cost of sales decreased to 63% from 66% for the quarters ended March 31, 2003 and 2002, respectively. The decrease in cost of sales on a percentage basis is largely the result of increased revenue due to foreign exchange rate changes.

     Research, development, clinical and regulatory expenses decreased to $732,000 from $1,003,000 for the quarters ended March 31, 2003 and 2002, respectively. This decrease was largely due to decreased payments to clinical sites involved in collecting specimens for testing and supplies.

     Selling, general and administrative expenses increased to $1,607,000 from $1,416,000 for the quarters ended March 31, 2003 and 2002, respectively. This increase is primarily due to increased salary-related costs due to higher headcount in sales and marketing.

     Interest income increased to $21,000 from $20,000 for the quarters ended March 31, 2003 and 2002, respectively.

Liquidity and Capital Resources

     Since our inception, we have financed our operations primarily through private and public offerings of our securities and through funded development and marketing agreements. At March 31, 2003, we had cash and cash equivalents of $6,927,000, working capital of $6,248,000, and an accumulated deficit of $73,075,000. We believe that our existing cash resources, plans for equity financings, product sales and corporate partnerships will be sufficient to satisfy our capital needs through 2003. See Factors That May Affect Future Results – “We will need to obtain additional capital in the future and if we are unable to obtain such capital on acceptable terms, or at the appropriate time, we may not be able to continue our existing operations.”

     We are devoting substantially all of our efforts toward product research and development, raising capital, securing partners and marketing products. We are subject to risks common to companies in similar stages of development, including history of operating losses and anticipated future losses, fluctuation in operating results, uncertainties associated with future performance, near-term dependence on a limited number of products, uncertainties around bringing new products to market, reliance on sole suppliers, dependence on key individuals, competition from substitute products and larger companies, the development of commercially usable products and the need to obtain adequate additional financing necessary to fund our operations and the development of future products.

     We are currently seeking to raise additional capital and will consider various financing alternatives, including equity or debt financings and corporate partnering arrangements. However, we may not be able to raise needed capital on terms that are acceptable to us, or at all. If we raise funds on unfavorable terms, we may provide rights and preferences to new investors which are not available to current shareholders. If we do not receive additional financing or do not receive an adequate amount of additional financing, we will be required to curtail our expenses by reducing research and/or marketing or by taking other steps that could hurt our future performance, including but not limited to, the premature sale of some or all of our assets or product lines on undesirable terms, merger with or acquisition by another company on unsatisfactory terms or the cessation of operations. Any future equity financings will dilute the ownership interest of our existing investors and may have an adverse impact on the price of our common stock. Any of the foregoing steps will have a material adverse effect on our business, financial condition and results of operations. There can be no assurance that capital will be available on terms acceptable to us, if at all.

     Our operating activities used cash of approximately $1,717,000 and $2,160,000 for the three months ended March 31, 2003 and 2002, respectively, primarily to fund our operating loss.

     Our investing activities used cash of approximately $101,000 and $21,000 for the three months ended March 31, 2003 and 2002, respectively, primarily for the purchase of laboratory equipment.

     Our financing activities provided cash of approximately $4,524,000 and $4,148,000 for the three months ended March 31, 2003 and 2002, respectively. The activity in the 2003 period resulted primarily from proceeds from the sale of convertible debentures and warrants, offset by payments on notes payable. The activity in the 2002 period resulted primarily from proceeds received from the sale of common stock under an equity financing agreement as well as proceeds received from the exercise of common stock warrants, net of payments on notes payable.

     Our future commitments are as follows:

	Total	2003	2004	2005	2006

Facility and equipment leases	$1,571,000	$543,000	$519,000	$500,000	$9,000
Maturities of 7 1/2% Convertible Debentures	5,000,000	—	1,923,000	2,308,000	769,000
Maturities of other debt obligations	476,000	160,000	133,000	113,000	70,000
Purchase commitments	95,000	95,000	—	—	—

Total	$7,142,000	$798,000	$2,575,000	$2,921,000	$848,000

     In March 2003, we completed a private placement of $5 million of 7.5% Convertible Debentures and Warrants to purchase 784,313 shares of Common Stock at an initial exercise price of $2.278 and including a Warrant for 98,039 shares issued to a placement agent in connection with the transaction. The Convertible Debentures are convertible into shares of our common stock and interest and redemption payments may, subject to certain circumstances, be made in shares of common stock at a discount to valuation. The Warrants are exercisable until March 31, 2008. We received net proceeds of approximately $4.5 million. A second closing may be held for an additional aggregate subscription amount of $3 million based on the share price of our common stock reaching a certain level, but only if shareholder approval has already been obtained and there is an effective registration statement covering the shares of common stock underlying the Convertible Debentures and Warrants issued in connection with the first closing. See Recent Developments and Factors That May Affect Future Results — “We have substantially increased our indebtedness and may not be able to meet our payment obligations,” “Future financings will result in additional dilution of the ownership interest of our existing investors and may have an adverse impact on the price of our common stock” and “If a decline in our share price causes the total market value of our stock to drop below $35 million, we may be delisted from the Nasdaq SmallCap Market which will affect your ability to buy or sell shares of our stock and might place us in default under the terms of our convertible debentures.”

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

Critical Accounting Policies and Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related footnotes. In preparing these financial statements, we have made our best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality and assuming that we will continue as a going concern. We do not believe it is likely that materially different amounts would be reported related to the accounting policies described below. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.

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

     When determining whether risk of loss has transferred to customers on product sales, we evaluate both the contractual terms and conditions of our sales agreements as well as our business practices. Business practices such as agreeing to product exchanges may indicate the existence of an implied right to return the product even if there are no such contractual provisions for product returns. We treat such practices, whether contractual or implied, as conveying a right of return and will establish provisions for returns when reasonable and reliable estimates can be made. In accordance with SAB 101, where we do not have sufficient history to make reasonable and reliable estimates of returns, revenue associated with such practices is deferred until the return period lapses or a reasonable estimate can be made. This deferred revenue will be recognized as revenue when the distributor reports to us that it has either shipped or disposed of the units (indicating that the possibility of return is remote).

     Contract and license fee revenue is primarily generated through collaborative license and development agreements with strategic partners for the development and commercialization of our product candidates. The terms of the agreements typically include non-refundable license fees, funding of research and development, payments based upon achievement of certain milestones, payments for product manufacturing and royalties on net product sales. Revenue arrangements where multiple products or services are sold together under one contract are evaluated to determine if each element represents a separate earnings process. In the event that an element of such multiple element arrangement does not represent a separate earnings process, we recognize revenue from this element over the term of the related contract.

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

        Valuation Allowances

     Inventory. We value our inventory account balances at lower of cost or net realizable value. We analyze inventory levels quarterly, review inventory account balances and compare such amounts with sales forecasts and projections, historical revenue trends and shelf life of items in inventory. This analysis involves our estimates of future cash flows which are highly judgmental and may differ from actual cash flows. Inventory with a life in excess of its shelf life is disposed of and the related costs are written off. If actual market conditions are less favorable than those we project, additional inventory writedowns may be required.

     Accounts Receivable. We periodically review outstanding balances in accounts receivable to determine future collections. Based on our historical experience, current business conditions and expected future collections, management established an allowance for uncollectible accounts. In the event circumstances change to affect the assumptions underlying this allowance, we might be required to take additional write-offs of our accounts receivable balances.

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

Recent Accounting Pronouncements

     In November 2002, the EITF published Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables (“EITF Issue No. 00-21”), which addresses how to determine whether a revenue arrangement involving multiple deliverables contains more than one unit of accounting for the purposes of revenue recognition and how the revenue arrangement consideration should be measured and allocated to the separate units of accounting. EITF Issue No. 00-21 applies to all revenue arrangements that we enter into after June 30, 2003. We do not expect the adoption of EITF Issue No. 00-21 to have a material impact on our financial condition or results of operations.

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

Research and Development

     We are engaged in the research, production and marketing of cancer diagnostic products. All of our research and development expenditures, whether conducted by our own staff or by external scientists on our behalf and at our expense, are recorded as expenses as incurred and amounted to approximately $40.7 million dollars for the period since our inception in October of 1987 through March 31, 2003. Research and development expenses include the salaries and related overhead of our research personnel, laboratory supplies, payments to third parties to help us execute clinical trials, depreciation of research related equipment, legal expenses related to filing and prosecuting patents, other direct expenses and an allocation of our occupancy and related expenses based on the square footage occupied by our research and development staff and their laboratories.

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

     Discovery Research

     Our primary research focus is on the identification of proteins in the body which are associated with or created by cancerous processes and which, when measured, can provide useful medical information to physicians. Since 1998 our research has focused on discovering these substances using low-throughput research mass spectrometry. Because the cost of research mass spectrometry technology was determined to be too high to create commercially viable products or services, in the last two years our research has been focused on applying high-throughput mass spectrometry methods to measure the proteins characterized as clinical candidates during discovery research and to improving the controls and reproducibility of our mass spectrometry technology. Since the development of core test methods applicable to all cancer types has been a major activity of our staff, we have not tried to track spending by product or to allocate our total research costs to individual products.

     Product and Service Development

     To develop products which will provide physicians medically useful information, we can develop our technology in three different ways: Lab Test Kits, Point-of-Care Test Devices and Proprietary Laboratory Procedures described below:

Lab Test Kits, such as the NMP22 Test Kit, which are generally sold for use in appropriately licensed clinical laboratories or doctor’s office laboratories to perform lab testing services. These laboratories perform a service, only upon a physician’s prescription, which uses our products to test patient specimens. After testing, the laboratory provides the data it generated using the Lab Test Kit in a written report. The information in the report helps the physician determine the presence or absence of cancer.

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

Proprietary Laboratory Procedures, which are under development using our technologies for prostate and breast cancer. Proprietary Laboratory Procedures are laboratory analytical procedures to measure clinically useful proteins which are custom designed to the instrumentation and techniques of a specific clinical laboratory. Proprietary Laboratory Procedures will help us gain early market exposure and enable physicians and laboratories to gain preliminary clinical experience with our technologies prior to our developing Lab Test Kits or Point-of-Care Test Devices. Proprietary Lab Procedures are likely to be confined to a limited number of licensed clinical laboratories who would be expected to invest in the development and marketing of a lab testing service specific to their equipment, processes and personnel.

     For technological and marketing reasons, we have decided initially to launch our newer technologies – NMP66, NMP48 and NMP35 – as Proprietary Laboratory Procedures using high throughput mass spectrometry technology. Since Proprietary Lab Services must be adapted to the skills and technology of a clinical laboratory partner (“lab partner”), we cannot be certain that a lab partner will find our current methods economical and reproducible in their laboratory processing environment. Furthermore, the ability of this technology to generate useful medical information cannot be assessed until we have transferred it to our lab partner and such partner has conducted a successful clinical trial. We do not intend to launch development of a service for NMP35 until at least one of the others has been successfully launched. See Factors That May Affect Future Results — We have no demonstrated success in developing proprietary lab procedures as a profitable service business and any future success will be dependent upon satisfaction and approval of our clinical lab partners. It is our plan to complete agreements with lab partners to develop a Proprietary Lab Service for NMP66 and NMP48 in 2003 and to implement a Proprietary Laboratory Procedure that works for either NMP48 or NMP66 during 2003 and to implement the other in 2004.

     We also intend to develop Lab Test Kits and Point-of-Care Test Devices based upon our new technologies. While we have successfully configured NMP22 in these formats, there are always uncertainties involved in successfully creating products which perform reproducibly in every laboratory. Because our newer technologies employ different proteins and because they are measured in blood not in urine, we plan not only to apply several of the techniques used in developing NMP22 products but also to employ additional outside resources to complete the development of these products successfully. See Factors That May Affect Future Results — The research results we obtain in the laboratory frequently cannot be replicated in clinical trials. We have a goal to complete development of a Lab Test Kit and a Point-of-Care Test Device for one of the new products in 2005 and for the other in 2006. We do not intend to begin development of a product for NMP35 until at least one of the others has been successfully completed.

     Product development can also involve activities which resemble discovery research because it may be necessary to identify a fraction of the target protein (such as an antibody binding site) or to separate two similar proteins (or two forms of the same protein), or to select an alternative protein in order to complete this stage. Therefore, the risks of discovery may extend into product development in completing a service or a product which delivers useful information to physicians.

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

     The table below summarizes our development programs, including stage of development and current FDA status.

Clinical
Protein	Form of Technology	Application	Stage of Development	FDA Status

NMP22 Bladder	Lab Test Kit	Monitoring	Commercialized	Approved
NMP22 Bladder	Lab Test Kit	Diagnosis	Commercialized	Approved
NMP22 Bladder	POC Test Device	Monitoring	Commercialized	Approved
NMP22 Bladder	POC Test Device	Diagnosis	Commercialized	Approved
NMP179 Cervical	Non-Slide-Based System	Identifying High Risk Cases	Licensee Sysmex is conducting further product development	*
NMP48 Prostate	Proprietary Lab Service	To Be Determined	Product/ Service Development	**

Clinical
Protein	Form of Technology	Application	Stage of Development	FDA Status

NMP48 Prostate	Lab Test Kit	To Be Determined	Product/ Service Development	*
NMP48 Prostate	POC Test Device	To Be Determined	Product/ Service Development	*
NMP66 Breast	Proprietary Lab Service	To Be Determined	Clinical Service Development with Mitsubishi	**
NMP66 Breast	Lab Test Kit	To Be Determined	Product/ Service Development	*
NMP66 Breast	POC Test Device	To Be Determined	Product/ Service Development	*
NMP35 Colon	All	To Be Determined	Discovery Research Completed	** *

*	If submitted for a screening or diagnosis application, FDA will require Premarket Approval (“PMA”). If submitted as a monitoring test, FDA may only require Premarket Clearance [“510(k)”].

**	If offered (as intended) as a service, no FDA submission is likely to be required. If the service includes a reagent such as an antibody provided by a party other than the laboratory conducting the test, the FDA requires an Analyte Specific Reagent notification.

     Spending on Research and Development Projects. Total research and development spending in 2002 was approximately $3.8 million dollars. Total research and development spending in the first quarter of 2003 was approximately $700,000 dollars. We expect research and development expenditures to be less than $7 million dollars over the next two years and to be devoted to our various programs as discussed below.

     NMP22 — Bladder. Expenditures on the various NMP22-based products are virtually complete. Except for sponsoring additional clinical trials to demonstrate different ways to use the information generated by the products, we do not expect to incur any significant additional R&D spending on any of these products.

     NMP179 — Cervical. Discovery research on this product was completed prior to 2000 and our expenditures in 2002 and 2003 have been principally for technical support of the licensing activity. In 2002 we licensed the worldwide rights for non-slide-based applications to Sysmex, Inc. as discussed more thoroughly in Item 1 of our 2002 Form 10-K. Substantially all future costs to support additional research and development of this product are expected to be paid for by Sysmex. If we incur any additional costs in connection with this program, we expect such costs to be paid in connection with an effort to license this technology to a company with a slide-based cervical cancer detection system.

     NMP48, NMP66 & NMP35. Over the next two years, research and development funds will be spent principally to develop both products and services for NMP48, NMP66 and NMP35 and to improve the controls, reproducibility and costs of our mass spectrometry research technology. Depending on the ongoing results of our programs we will make decisions on how to proceed and will consider options including, but not limited to, terminating certain activities, licensing the technology to third parties or selling the technology to third parties. As a result of these uncertainties surrounding these projects we cannot reasonably estimate the likelihood of reaching the goals set forth in the table above. The nature, timing and costs of the efforts to reach those goals, and the amount or timing of the net cash inflows of our individual programs are not possible to predict.

Factors That May Affect Future Results

     Our future financial and operational results are subject to a number of material risks and uncertainties that may affect such results or conditions, including:

We have a history of operating losses, are continuing to lose money and may never be profitable.

     We have incurred operating losses since we began operations in 1987. These losses have resulted principally from costs incurred in research and development and from selling, general and administrative costs associated with our market development. Our accumulated deficit from inception until the end of the last fiscal year is $71,120,587. Our revenue and losses for each of the past three fiscal years are:

	2002	2001	2000

Product Sales	$3,093,729	$2,340,940	$1,245,611
Losses	$8,278,274	$8,730,827	$6,836,254

     We expect to continue to incur additional operating losses in the future as we continue to develop new products and seek to commercialize the results of our research and development efforts. Our ability to achieve long-term profitability is dependent upon our success in those development and commercializing efforts. We do not believe we will be profitable in the foreseeable future.

     We will need to obtain additional capital in the future and if we are unable to obtain such capital on acceptable terms, or at the appropriate time, we may not be able to continue our existing operations.

     We do not currently generate revenues sufficient to operate our business and do not believe we will do so in the foreseeable future. In our fiscal year ended December 31, 2002, we had a net loss of $8.3 million, but as of March 31, 2003, we only had $6.9 million of cash and cash equivalents. As a result, we must rely on our ability to raise capital from outside sources in order to continue operations in the long-term. We recently completed a sale of convertible debentures and accompanying warrants and are currently seeking to raise additional capital through various financing alternatives, including equity or debt financings and corporate partnering arrangements. However, we may not be able to raise needed capital on terms that are acceptable to us, or at all.

     The terms of our recent sale of convertible debentures greatly restrict our ability to raise capital. Under those terms, we are prohibited from entering into obligations that are senior to the debentures and are prohibited from selling equity (with limited exceptions) for a period of 90 days from the effective date of the registration statement to be filed with respect to the shares underlying the convertible debentures and warrants. The purchasers of those debentures also have a right, under the terms of the sale, to match on the same terms any additional funds we raise through financings. These provisions may severely limit our ability to attract new investors and raise additional financing on acceptable terms. In addition, in order to attract such new investors and obtain additional capital, we may be forced to provide rights and preferences to the new investors which are not available to current shareholders.

     If we do not receive an adequate amount of additional financing in the future, we may be unable to meet our payment obligations under the convertible debentures, or we may be required to curtail our expenses or to take other steps that could hurt our future performance, including but not limited to, the premature sale of some or all of our assets or product lines on undesirable terms, merger with or acquisition by another company on unsatisfactory terms or the cessation of operations.

     We have substantially increased our indebtedness and may not be able to meet our payment obligations.

     As a result of the recent sale of convertible debentures, we have substantially increased our indebtedness from approximately $475,000 to approximately $4.2 million. In addition, the terms of the sale of the convertible debentures provide for the issuance of up to an additional $3 million in aggregate principal amount of convertible debentures if the volume weighted average price of our stock is at least $2.75 over a period of 15 consecutive trading days, there is an effective registration statement covering the shares underlying the convertible debentures and accompanying warrants already issued, and if we receive shareholder approval for such issuance. We have filed a registration statement for such shares and will seek such shareholder approval at our annual meeting to be held on June 13, 2003. If our stock price meets the required threshold and the shareholders give the necessary approval, we intend to sell the additional convertible debentures, which would increase our indebtedness to approximately $7.2 million in principal.

     The convertible debentures permit us to make interest and principal payments in shares of common stock instead of cash, but only if we are not in default under the terms of the debentures, if there is an effective registration statement covering such shares, if the issuance of such shares would not cause the holders to own more than 9.999% of the outstanding shares of our common stock, and if such issuance would not violate Nasdaq marketplace rules. If we are not able to make interest and redemption payments on the debentures in shares of stock, such payments must be made in cash and, unless we are able to raise additional capital from another source, we may not have sufficient funds to make such payments.

     In addition, the convertible debentures require us to pay interest and liquidated damages and may become immediately due and payable at a premium of 120% of the outstanding principal amount plus accrued interest and damages in the event we default under their terms. Potential defaults would include, among other things:

•	our inability to make payments as they become due;

•	failure to register for resale the shares of common stock underlying the debentures and accompanying warrants within set timeframes;

•	failure to remain listed on any of the Nasdaq SmallCap Market, New York Stock Exchange, American Stock Exchange or the Nasdaq National Market;

•	sale or disposition of our assets in excess of 33% of our total assets;

•	failure to timely deliver stock certificates upon conversion; and

•	default on our existing or future liabilities in excess of $150,000.

     If we default under the terms of the convertible debentures, we probably will not be able to meet our payment obligations. In addition, the increased level of our indebtedness could, among other things:

•	make it difficult for us to make payment on this debt and other obligations;

•	make it difficult for us to obtain future financing;

•	require redirection of significant amounts of cash flow from operations to service our indebtedness;

•	require us to take measures such as the reduction in scale of our operations that might hurt our future performance in order to satisfy our debt obligations and

•	make us more vulnerable to bankruptcy in the event of a downturn in our business.

     The operations of our European subsidiary involve currency exchange and other risks.

     Matritech GmbH, our European subsidiary, accounted for approximately 74% of our sales for the fiscal year ended December 31, 2002. Accounts of our European subsidiary are maintained in Euros and are translated into U.S. Dollars. To the extent that foreign currency exchange rates fluctuate in the future, we may be exposed to continued financial risk.

     In addition, although we have integrated the operations of this subsidiary since its acquisition in June 2000, we still must coordinate geographically separate organizations, manage personnel with disparate business backgrounds and conduct business in a different regulatory and corporate culture. It remains to be seen whether the use of this subsidiary to spearhead the marketing effort of our products in Europe will be successful in the long-term.

     We rely heavily on distributors for sales of our NMP22 products and if such sales do not increase enough to cover our operating costs, we will continue to lose money.

     While 61% of our 2002 revenues are attributable to sales of allergy products by our European subsidiary, we expect that our near-term revenue growth will come from sales of our NMP22 Lab Test Kit and NMP22 BladderChek Device. Marketing of our NMP22 products is done primarily through our own salesforce in Europe and through distributors in the rest of the world, including the United States. NMP22 sales made by our own salesforce represent 54% of 2002 NMP22 revenues and distributors account for the rest. Many of these distributors have exclusive or co-exclusive rights to sell our NMP22 products in various geographical areas. Because we generally do not deal directly with customers when selling through distributors, our ability to reach profitability depends in great part on increased sales by these principal distributors.

     We have minimal control over our distributors, and these distributors are under no contractual obligation to purchase our products (although in some cases the agreement may be terminable by us if the distributor does not make specified minimum purchases). The failure or delay by a distributor in selling our products or any material breach of their agreements with us could have significant adverse effects on our future revenues. In addition, we may be unable to enter into additional distribution relationships on favorable terms, if at all.

     Although we have hired a five-person sales force to support sales of our NMP22 BladderChek Device to urologists in the U.S. and, where appropriate, to general practitioners, our internal marketing and sales resources are not presently capable of assuming all of our distributors’ responsibilities. We may find it necessary in the future to use our own resources in territories where we have lost, do not have, or do not intend to use third-party distributors. Any such increased internal sales effort will take a considerable amount of time, may not meet with success and may result in excessive expense.

     We compete with other methods of diagnosing cancer that are in existence or may be successfully developed by others and our technology may not prevail.

     Although we are not aware of any other company using nuclear matrix protein technology in commercial diagnostic or therapeutic products, competition in the development and marketing of cancer diagnostics and therapeutics, using a variety of technologies, is intense. Many pharmaceutical companies, biotechnology companies, public and private universities and research organizations actively engage in the research and development of cancer diagnostic products. Many of these organizations have greater financial, manufacturing, marketing and human resources than we do.

     We expect that our lab test kits and our point-of-care test devices will compete with existing FDA-approved tests, including tests known as BTA, UroVysion and ImmunoCyt bladder cancer tests, which have been approved for monitoring bladder cancer; a test known as CEA, which is used primarily for monitoring colorectal and breast cancers; a test known as CA19.9, which is used primarily for monitoring colorectal and gastric cancers; a test known as PSA, which is used primarily for monitoring and screening prostate cancer; and tests known as TRUQUANT® BR RIA, CA15.3 and CA27.29, which are used for monitoring breast cancer. We are also aware of a number of companies that have announced that they are engaged in developing cancer diagnostic products based upon oncogene technology. Our diagnostic products will also compete with more invasive or expensive procedures such as minimally invasive surgery, bone scans, magnetic resonance imaging and other in vivo imaging techniques. In addition, other companies may introduce competing diagnostic products based on alternative technologies that may adversely affect our competitive position. As a result, our products may become obsolete or non-competitive.

     Healthcare reform measures and third-party reimbursement policies could limit the per-product revenues for our products.

     Our ability to commercialize our planned products successfully will depend in part on the extent to which reimbursement for the cost of our products will be available from government health administration authorities, private health insurers and other third-party payors. In the case of private insurers, the reimbursement of any medical device approved either solely for investigational use or for research use is at the discretion of the patient’s individual carrier. Even if use of a device has been previously approved for reimbursement, the insurance carrier may decide not to continue to reimburse such use or decrease the reimbursement amount. In addition, even if we are able to successfully sell our products to managed care providers, it is possible that these sales will involve significant pricing pressure and keep our per-product revenues low. If we develop a proprietary lab service we do not expect third-party reimbursement until we obtain FDA approval for a similar device.

     Healthcare reform is an area of continuing attention and a priority of many governmental officials. Certain reform proposals, if adopted, could impose additional limitations on the prices we will be able to charge for our products or the amount of reimbursement available for our products from governmental agencies or third-party payors. While we cannot predict whether any of these legislative or regulatory proposals will be adopted or the effect that these proposals may have on our business, the announcement or adoption of these proposals could hurt our business by reducing demand for our products and could hurt our stock price because of investor reactions.

     We are subject to extensive government regulation which adds to the cost and complexity of our business, may result in unexpected delays and difficulties, and may impose severe penalties for violations.

     The FDA and, in some instances, foreign governments, extensively regulate the medical devices that we market and manufacture. The FDA regulates the clinical testing, manufacture, labeling, distribution and promotion of medical devices in the United States. Any products that we or our suppliers manufacture or distribute in accordance with FDA approvals are subject to pervasive and continuing regulation by the FDA, including:

•	we and our distributors are required to comply with record keeping requirements and to report adverse experiences with the use of the devices we make and distribute;

•	we are required to register our establishments and list our devices with the FDA and are subject to periodic inspections by the FDA and certain state agencies; and

•	our products are required to be manufactured in accordance with a series of complex regulations known as Good Manufacturing Practices which impose procedural and documentation requirements on us with respect to manufacturing and quality assurance activities.

     If we fail to comply with the FDA’s requirements, including those listed above, we may face a number of costly and/or time consuming consequences, including:

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

     Labeling and promotional activities are also subject to scrutiny in the United States by the FDA and, in certain instances, by the Federal Trade Commission. For example, our NMP22 Lab Test Kit has received FDA approval and may be promoted by us only as aid in management of patients with bladder cancer or as a diagnostic aid for use for previously undiagnosed individuals who have symptoms of or are at risk for bladder cancer. The FDA actively enforces regulations prohibiting the promotion of devices for unapproved uses and the promotion of devices for which premarket approval has not been obtained. Consequently, we cannot currently promote the NMP22 Lab Test Kit for any unapproved use. If we or our suppliers fail to comply with these manufacturing or promotional requirements, we may face regulatory enforcement action by the FDA that would prevent us or our suppliers from manufacturing or selling our products, hurt our ability to conduct testing necessary to obtain market approval for these products and reduce our potential sales revenues.

     In addition to federal regulations regarding manufacture and promotion of medical devices, we are also subject to a variety of state laws and regulations which may hinder our ability to market our products in those states or localities. Manufacturers in general are also subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control, and disposal of hazardous or potentially hazardous substances. We may be required to incur significant costs to comply with these laws and regulations in the future, which could increase future losses or reduce future profitability.

     Our inability to develop and commercialize additional products may adversely affect our ability to achieve profitability.

     We believe that our ability to achieve profitability in the future is greatly dependent on producing additional revenue-generating products. Other than the NMP22 products and allergy diagnostic products distributed by our European subsidiary, Matritech GmbH, all of our products are under development and are not expected to generate revenue for some time, if at all. If we are unable to successfully develop and commercialize other products, the future prospects for our business, sales and profits will be materially impaired. In addition, if we are unable to develop and commercialize additional products and diversify our revenue streams, greater pressure will be placed on the performance of existing products and our business success will be directly related to success or failure of these few products.

     We may incur substantially greater costs and timing delays than we currently expect in the development process.

        From time to time, we have encountered unexpected technical obstacles and may encounter additional ones in the course of the development process that we may not be able to overcome or may only overcome if we expend additional funds and time. For example, in 1997 we elected to terminate development of a blood-based lab test kit for PC1, a candidate marker for prostate cancer due to unexpected difficulties. Despite encouraging initial results from an earlier low throughput research testing method, we were unable to develop such a kit for use in testing prostate cancer patients even when we employed 1997 state-of-the-art detection methods. We have subsequently announced that a different protein (NMP48), discovered using a different research method, would be the primary candidate in our prostate cancer program. More recently, we and others have observed that the testing methodologies of a low throughput research instrument are not readily reproducible or transferable to high throughput instrument. This has required us to try a number of changes in our procedures to improve controls, reproducibility and costs in order to measure these proteins using a high throughput instrument. Such unanticipated changes in our technology and procedures may result in products or services that do not perform at all or do not perform as well as the results reported using our discovery research procedure.

     The research results we obtain in the laboratory frequently cannot be replicated in clinical trials.

        Investors should not expect products that we commercialize to perform as well as preliminary discovery research results in the small numbers of samples reported by us. In large-scale clinical trials, such as those required by the FDA, we expect to encounter greater variability and risks including but not limited to:

•	obtaining acceptable specimens from patients and healthy individuals;

•	testing a much larger population of individuals than we tested in early discovery which will be likely to demonstrate the inherent biologic variability;

•	preparing the specimens properly for testing using lower cost, high throughput methods which may be less reliable than those used in early discovery; and

•	developing an economic and reproducible test method for the substance to be measured.

     We believe that testing the final product in a clinical setting will result in product performance which may not be as accurate as the results reported from the discovery phase. Therefore, the best comparative data to be used in evaluating our product development programs are the results of physician trials of commercial products such as those reported since 1996 for products based on NMP22.

     We have no demonstrated success in developing proprietary lab procedures as a profitable service business and any future success will be dependent upon satisfaction and approval of our clinical lab partners.

     We believe the future success of our business will depend not only on the successful commercialization of our lab test kits and point-of-care devices, but also in part upon developing a service business based on proprietary laboratory procedures which will be used to measure clinically useful proteins custom designed to the instrumentation and techniques of a specific clinical laboratory. We are currently working on development of such proprietary laboratory procedures using our technologies for prostate and breast cancer, but we have no demonstrated success in this area. In addition, because we expect that use of our proprietary lab procedures will likely be confined to a limited number of licensed clinical laboratories who would be expected to invest in the development and marketing of a lab testing service specific to their equipment, processes and personnel, the success of these procedures will be dependent upon acceptance by the applicable laboratories. Although we may complete our product development efforts to our satisfaction, we may not obtain the agreement and approval from our clinical lab partner that the technology works adequately in their laboratory environment or that it has the medical performance and information value that they originally expected. Because proprietary laboratory procedures utilize technologies which are, by their nature, more sensitive and more operator dependent than the technologies involved in products such as lab test kits and point-of-care test devices, the risks regarding successful commercial acceptance are increased in this area.

   Successful technical development of our products does not guarantee successful commercialization.

     We may successfully complete technical development for one or all of our product development programs, but still fail to develop a commercially successful product for a number of other reasons, such as the following:

•	failure to obtain the required regulatory approvals for their use;

•	prohibitive production costs;

•	clinical trial results might differ from discovery phase data; and

•	variation of perceived value of products from physician to physician.

     Our success in the market for the diagnostic products we develop will also depend greatly on our ability to educate physicians, patients, insurers and our distributors on the medical utility of our new products. Even if we successfully educate the market, competing products may prevent us from gaining wide market acceptance.

   If we are unable to manufacture the product volumes we need, we will be unable to achieve profitability.

     We have been manufacturing and assembling our test kits for commercial sales since 1995 but have not yet manufactured these products in the large volumes which will eventually be necessary for us to achieve profitability. We may encounter difficulties in scaling up production of new products, including problems involving:

•	production yields;

•	quality control and assurance;

•	component supply; and

•	shortages of qualified personnel.

     These problems could make it very difficult to produce sufficient product to satisfy customer needs and could result in customer dissatisfaction. We may not be able to achieve reliable, high-volume manufacturing at a commercially reasonable cost. In addition, numerous governmental authorities extensively regulate our manufacturing operations. Failure to satisfy our future manufacturing needs could result in decreased sales, loss of market share and potential loss of certain distribution rights.

   If we lose the services of our suppliers or assemblers for any reason it may be difficult for us to find replacements and we may be unable to meet customer commitments.

     We currently assemble our NMP22 Lab Test Kits ourselves in our Newton facility but we rely on subcontractors for certain components and processes for these lab test kits. A contract manufacturer produces and assembles our NMP22 BladderChek Device for us. We do not have alternative suppliers for units of the NMP22 BladderChek Device or for those key NMP22 Lab Test Kit components and processes provided by subcontractors. If the units or components from these suppliers or the services of these assemblers should become unavailable for any reason, including their failure to comply with FDA regulations, we would need to seek alternative sources of supply or assembly. In order to maintain the FDA acceptance of our manufacturing process, we would have to demonstrate to the FDA that these alternative sources of supply are equivalent to our current sources. Although we attempt to maintain an adequate level of inventory to provide for these and other contingencies, if our manufacturing processes are disrupted as a result of a shortage of key components, a revalidation of new components or the failure of an assembler to meet our requirements, we may be unable to meet our commitments to customers. Our failure or delay in meeting our commitments could cause sales to decrease, market share to be lost permanently, and could result in significant expenses to obtain alternative sources of supply or assembly with the necessary facilities and know-how.

   Our activities involve the use of hazardous materials, and we may be held liable for any accidental injury from these hazardous materials.

     Our research and development and assembly activities involve the controlled use of hazardous materials, including carcinogenic compounds. Although we believe that our safety procedures for handling and disposing of our hazardous materials comply with the standards prescribed by federal, state and local laws and regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of an accident, we could be held liable for damages that result, and significant and unexpected costs, including costs related to liabilities and clean-up, costs from increased insurance premiums or inability to obtain adequate insurance at a reasonable price and costs from loss of operations during clean-up.

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

   If our intellectual property is not adequately protected, we could lose our ability to compete in the marketplace.

     Protection of our intellectual property is necessary for the success of our products. Patent protection can be limited and not all intellectual property is or can be patent protected. We rely on a combination of patent, trade secret and trademark laws, nondisclosure and other contractual provisions and technical measures to protect the proprietary rights in our current and planned products. We have little protection where we must rely on trade secrets and nondisclosure agreements and our competitors independently develop technologies that are substantially equivalent or superior to our technology. If our competitors develop such technology and are able to produce products similar to or better than ours, our market share could be reduced and our revenue potential may decrease.

     While we have obtained patents where advisable, patent law relating to the scope of certain claims in the biotechnology field is still evolving. In some instances we have taken an aggressive position in seeking patent protection for our inventions and in those cases the degree of future protection for our proprietary rights is uncertain. In addition, the laws of certain countries in which our products are, or may be, licensed or sold do not protect our products and intellectual property rights to the same extent as the laws of the United States.

   If our intellectual property infringes on the rights of others, we may be forced to modify or cease production of our products.

     We believe that the use of the patents for nuclear matrix protein technology owned by us or licensed to us, and the use of our trademarks and other proprietary rights, do not infringe upon the proprietary rights of third parties. However, we may not prevail in any challenge of third-party intellectual property rights, and third parties may successfully assert infringement claims against us in the future. In addition, we may be unable to acquire licenses to any of these proprietary rights of third parties on reasonable terms. If our intellectual property is found to infringe upon other parties’ proprietary rights and we are unable to come to terms with such parties, we may be forced to modify our products to make them non-infringing or to cease production of such products all together.

   We may need to stop selling our point-of-care devices if we cannot obtain a license or a waiver to use the test strip technology.

     We have developed a point-of-care product which uses test strips composed of an absorbent material that will soak up urine from a small reservoir at one end of the container housing the test strip and expose the urine to chemicals and antibodies arranged on the surface of or imbedded in the test strip. After a short period of time and after a reaction with our proprietary antibodies, a test result will appear in a window located on the container housing the test strip. The manufacture, use, sale, or import of point-of-care products which include this test strip technology in certain jurisdictions will require us to obtain patent licenses. We are currently selling point-of-care tests and are attempting to obtain an appropriate license or a waiver. If we are unable to obtain patent licenses to permit us to make, use, sell, or import such products in the United States or in certain other jurisdictions, we will have to stop selling the point-of-care product until the expiration of the relevant patents or until we are able to arrive at a design solution that uses a different technology and we may also be subject to litigation that seeks a percentage of the profit we have made from the sale of our point-of-care tests. We have accrued royalties on sales of the point-of-care device based on our estimates of customary royalty rates but have received no assurances that such accruals will be adequate to pay any royalties due if and when we complete a licensing agreement.

   If we lose or are unable to recruit and retain key management and scientific personnel, we may be unable to achieve our objectives in a timely fashion.

     We need to attract and retain a highly qualified scientific and management team. We have at any given time only about fifty employees. While no individual is irreplaceable, the loss of multiple members of our key personnel, such as our scientists, at the same time or within close proximity of each other, or the failure to recruit the necessary additional personnel when needed with specific scientific qualifications and on acceptable terms might harm our product and research and development efforts and impede our business objectives. We face intense competition for qualified scientific personnel from other companies, research and academic institutions, government entities and other organizations.

     Our success is also greatly dependent on the efforts and abilities of our management team. The simultaneous loss of multiple members of senior management might delay achievement of our business objectives due to the time that would be needed for their replacements to be recruited and become familiar with our business.

   Market volatility and fluctuations in our stock price and trading volume may cause sudden decreases in the value of an investment in our common stock.

     The market price of our common stock has historically been, and we expect it to continue to be, volatile. This price has ranged between $3.28 and $1.35 in the fifty-two week period prior to April 28, 2003. The stock market has from time to time experienced extreme price and volume fluctuations, particularly in the biotechnology sector, which have often been unrelated to the operating performance of particular companies. Factors such as announcements of technological innovations or new products by our competitors or disappointing results by third parties, as well as market conditions in our industry, may significantly influence the market price of our common stock. For example, in the past our stock price has been affected by announcements of clinical trial results and technical breakthroughs at other biotechnology companies. Our stock price has also been affected by our own public announcements regarding such things as quarterly earnings, regulatory agency actions and corporate partnerships. Consequently, events both within and beyond our control, may cause shares of Matritech stock to lose their value rapidly.

     In addition, sales of a substantial number of shares of our common stock by stockholders could adversely affect the market price of our shares. In fiscal year 2002, our shares had an average daily trading volume of only approximately 71,000 shares. In connection with our recent sale of convertible debentures and accompanying warrants, we have recently filed a resale registration statement covering up to 5,371,332 shares for the benefit of our investors. We have also filed resale registration statements in connection with previous private placements. The actual or anticipated resale by such investors under these registration statements may depress the market price of our common stock. Bulk sales of shares of our common stock in a short period of time could also cause the market price for our shares to decline.

   Future financings will result in additional dilution of the ownership interest of our existing investors and may have an adverse impact on the price of our common stock.

     We will need to raise additional capital in the future to continue our operations. Any future equity financings will dilute the ownership interest of our existing investors and may have an adverse impact on the price of our common stock. We are currently seeking shareholder approval to conduct a second closing of the sale of our convertible debentures and accompanying warrants in the event specified stock price levels are obtained. If we proceed with the second closing or issue any other equity securities, our existing stockholders’ percentage ownership will proportionately decrease and our stock price may decline as a result of the increase in the number of total outstanding shares.

     In addition, the terms of the convertible debentures provide for anti-dilution adjustments, so that if we do a future financing at a price less than $2.27, the conversion rate of the debentures will be adjusted down to 112% of that decreased price and additional shares of our common stock would be issuable upon such conversion. The terms of the warrants sold in connection with the convertible debentures also provide for anti-dilution protection, so that the exercise price for such warrants would be adjusted down to the decreased price in the event of a dilutive financing, or on a weighted-average basis if there are no longer any convertible debentures outstanding. The issuance of additional shares upon conversion of the debentures would result in further dilution of the ownership interest of our other existing investors, and that and the decrease in the warrant exercise price may cause a decline in our stock price.

   If a decline in our share price causes the total market value of our stock to drop below $35 million, we may be delisted from the Nasdaq SmallCap Market which will affect your ability to buy or sell shares of our stock and might place us in default under the terms of our convertible debentures.

     Our common stock is currently listed on the Nasdaq SmallCap Market. In order to remain listed on the Nasdaq SmallCap Market, we must, among other things have a market value of listed securities of $35 million. As of April 28, 2003, we had 32,132,243 shares outstanding, so we would need to maintain a minimum share price of at least $1.09 in order to meet the market value requirement and, in any event, a minimum bid price of $1.00 in order to meet another Nasdaq listing requirement. Although our last reported share price as of April 28, 2003 was $2.22, it was briefly below $1.00 on September 28, 2001, was only $1.68 (average of high and low) as recently as February 19, 2003 and may drop below $1.00 again. If this happens for an extended period of time, our shares may be delisted from the Nasdaq SmallCap Market.

     If our stock is not listed on at least one of the Nasdaq SmallCap Market, the Nasdaq National Market, the New York Stock Exchange or the American Stock Exchange for a period of more than ten trading days it may trigger an event of default under the terms of our convertible debentures. An event of default would result in our having to pay 120% of the remaining principal plus accrued interest and damages and, unless we obtained additional financing from another source, it is unlikely that we would have sufficient capital to make such payments.

   Conviction of our previous auditing firm means that we will not be able to obtain a consent for inclusion of their auditor report in future SEC filings.

     Prior to July 17, 2002, Arthur Andersen LLP served as our independent auditors. On March 14, 2002, Arthur Andersen was indicted on federal obstruction of justice charges arising from the government’s investigation of Enron Corporation and on June 15, 2002, Arthur Andersen was found guilty and subsequently has ceased practicing before the SEC. On July 17, 2002, we dismissed Arthur Andersen and retained PricewaterhouseCoopers LLP as our independent auditors for our fiscal year ended December 31, 2002. SEC rules require us to present historical audited financial statements in various SEC filings, such as registration statements, along with Arthur Andersen’s consent to our inclusion of Arthur Andersen’s audit report in those filings. In light of the cessation of Arthur Andersen’s practice, we will not be able to obtain the consent of Arthur Andersen to the inclusion of Arthur Andersen’s audit report in our future filings. The SEC has provided regulatory relief designed to allow companies that file reports with the SEC to dispense with the requirement to file a consent of Arthur Andersen in certain circumstances, but purchasers of securities sold under our registration statements which were not filed with the consent of Arthur Andersen to the inclusion of Arthur Andersen’s audit report will not be able to sue Arthur Andersen pursuant to Section 11(a)(4) of the Securities Act of 1933 and therefore the purchasers’ right of recovery under that section may be limited as a result of the lack of our ability to obtain Arthur Andersen’s consent.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

     Investment Portfolio. We own financial instruments that are sensitive to market and interest rate risks as part of our investment portfolio. The investment portfolio is used to preserve our capital until it is required to fund operations including our research and development activities. None of these market risk sensitive instruments are held for trading purposes. Our investment policy prohibits investing in derivatives, and we stringently adhere to this policy. The interest rate on our Convertible Debentures is fixed and therefore not subject to interest rate risk. It is suggested that this paragraph be read in conjunction with Note 1 of Notes to the Consolidated Financial Statements – “Operations and Significant Accounting Policies” of our Annual Report on Form 10-K for the year ended December 31, 2002 filed with the SEC (File No. 001-12128).

     Foreign Exchange. The financial statements of Matritech GmbH are translated in accordance with SFAS No. 52, Foreign Currency Translation. The functional currency of our foreign subsidiary is the local currency (Euro), and accordingly, all assets and liabilities of the foreign subsidiary are translated using the exchange rate at the balance sheet date except for intercompany receivables which are of long-term-investment nature, and capital accounts which are translated at historical rates. Revenues and expenses are translated at average rates during the period. Adjustments resulting from the translation from the financial statements of the Matritech GmbH into U.S. Dollars are excluded from the determination of net income and are accumulated in a separate component of stockholders’ equity. Foreign currency transaction gains and losses are reported in the accompanying consolidated statements of operations and are immaterial to the results of operations. We had sales denominated in foreign currency of approximately $739,000 for the quarter ended March 31, 2003.

Item 4.   Controls and Procedures

     Within the 90 days prior to the date of this report, the Chief Executive Officer and Chief Financial Officer performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring the reporting of material information required to be included in the Company’s periodic filings with the Securities and Exchange Commission.

     There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these internal controls subsequent to the date of the most recent evaluation.

PART II.   OTHER INFORMATION

Item 1.   Legal Proceedings.

     A former employee and their spouse filed a claim for damages in December 2003, against One Nevada Realty Trust, Joseph Biotti, Trustee, care of Francis Biotti, in Superior Court, Middlesex County, Cambridge, Massachusetts. The Company is not a named party in the litigation. However, the Company leases its offices and laboratory space from One Nevada Realty Trust and the complaint alleges that the employee slipped and fell on the Company’s premises while employed by the Company.

     The lawsuit is seeking damages, including loss of consortium, of approximately $1.1 million from One Nevada Realty Trust alleging that One Nevada Realty Trust was negligent in maintaining its property. On April 7, 2003, One Nevada Realty Trust informed the Company of the litigation and invoked an indemnification clause in the lease between One Nevada Realty Trust and the Company. The lease provides that the Company hold One Nevada Realty Trust harmless and indemnified for injuries to persons on the premises in connection with the Company’s use of the premises. Under its lease with One Nevada Realty Trust, the Company is responsible for maintenance of the leased premises.

     The Company has referred the litigation to its insurance carrier. The Company successfully resolved the employee’s Workman’s Compensation Claim with respect to this incident in May of 2002.

Item 2.   Changes in Securities and Use of Proceeds.

     During the fiscal quarter ended March 31, 2003, we issued the following securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”):

     On March 31, 2003, we completed a private placement of 7.5% Convertible Debentures (the “Convertible Debentures”) in an aggregate subscription amount equal to $5 million and accompanying Warrants (the “Warrants”) for an aggregate of 784,314 shares of our common stock, including a Warrant for 98,039 shares issued to a placement agent in connection with this transaction. The Convertible Debentures are convertible into shares of our common stock at a conversion price initially equal to $2.55, but which will be adjusted downward (subject to certain limited exceptions) upon any dilutive issuances of our securities to an amount equal to 112% of the price at which such dilutive issuance is made, resulting in the potential for issuance of additional shares of our common stock upon conversion of the Convertible Debentures. The Convertible Debentures bear interest at the rate of 7.5% per annum, payable quarterly, and permit us, in certain circumstances, to make such interest payments in shares of common stock based on a 5% discount to the valuation of the common stock.

     The Warrants are immediately exercisable for a period of five years at an initial exercise price of $2.278. The terms of the Warrants provide for anti-dilution protection, so that the exercise price for such Warrants would be adjusted down to the decreased price in the event of a dilutive issuance, or on a weighted-average basis if there are no longer any Convertible Debentures outstanding. None of the Warrants have been exercised.

     The offer and sale of securities in the transaction described above was exempt from registration under the Securities Act in reliance upon Section 4(2) of the Securities Act and Regulation D promulgated thereunder, as a transaction by an issuer not involving any public offering. The recipients of securities in this transaction were accredited investors and represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in this transaction

Item 5.   Other Information

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

Item 6.   Exhibits and Reports on Form 8-K

(a)	Exhibits:

4.1	Securities Purchase Agreement, dated as of March 31, 2003, between the Company and several investors (filed as Exhibit 4.1 to our Form 8-K, filed on April 1, 2003 and incorporated herein by reference)

4.2	7.5% Convertible Debenture , dated as of March 31, 2003, between the Company and several investors (filed as Exhibit 4.3 to our Form 8-K, filed on April 1, 2003 and incorporated herein by reference)

4.3	Form of Stock Purchase Warrant , dated as of March 31, 2003, between the Company and several investors (filed as Exhibit 4.4 to our Form 8-K, filed on April 1, 2003 and incorporated herein by reference)

4.4	Registration Rights Agreement , dated as of March 31, 2003, between the Company and several investors (filed as Exhibit 4.2 to our Form 8-K, filed on April 1, 2003 and incorporated herein by reference)

99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MATRITECH, INC.

Date: May 15, 2003	By:	/s/ Stephen D. Chubb Stephen D. Chubb Director, Chairman and Chief Executive Officer (principal executive officer)

Date: May 15, 2003	By:	/s/ Richard A. Sandberg Richard A. Sandberg Director, Vice President, Chief Financial Officer and Treasurer (principal accounting and financial officer)

CERTIFICATIONS

Certifications:

I, Stephen D. Chubb, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Matritech, Inc. (the “registrant”):

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: May 15, 2003

/s/ Stephen D. Chubb

Stephen D. Chubb
Chief Executive Officer

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

Date: May 15, 2003

/s/ Richard A. Sandberg

Richard A. Sandberg
Chief Financial Officer