Form 10-K/A
period 2002-12-31
MATRITECH INC/DE/
filed 2003-06-17
CIK 884847

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

AMENDMENT No. 1

(Mark One)
x	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002
OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to            .

Commission File Number 0-12128

MATRITECH, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	04-2985132
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification Number)

330 Nevada Street	02460
Newton, Massachusetts	(ZIP Code)
(Address of Principal Executive Offices)

Registrant’s telephone number, including area code: (617) 928-0820

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

None	N/A

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.01 Par Value
(Title of Class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. X Yes    No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes    No X

     Aggregate market value as of March 3, 2003 of Common Stock held by non-affiliates of the registrant: $58,528,456 based on the last reported sale price on the NASDAQ stock market

     Number of shares of Common Stock outstanding on March 3, 2003   32,132,243

DOCUMENTS INCORPORATED BY REFERENCE

     The registrant intends to file a Definitive Proxy Statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2002. Certain portions of such Proxy Statement are incorporated by reference in Part III of this report.

EXPLANATORY NOTE
PART IV
Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
SIGNATURE
CERTIFICATIONS
Ex-10.22 Exclusive License and Supply Agreement

EXPLANATORY NOTE

     This Amendment No. 1 on Form 10-K/A is filed in order to revise Exhibit Number 10.22 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2002. The revisions are being made in response to comments we received from the Securities and Exchange Commission relating to our request for confidential treatment for portions of the exhibit. The request for confidential treatment was granted pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934. A complete copy of this exhibit has been filed separately with the Commission. This Amendment No. 1 revises Exhibit Number 10.22 to disclose additional portions of the exhibit that we previously had redacted. Except as noted herein, the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 remains as originally filed with the Securities and Exchange Commission on March 31, 2003. This Amendment No. 1 does not reflect any subsequent information or events other than the changes referred to above.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     3.     List of Exhibits

Exhibit
Number	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of the Registrant (originally filed as Exhibits 3, 4.1 to our Registration Statement No. 33-46158 on Form S-1 and re-filed in electronic form as Exhibit 3.1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference).
3.2	Amended and Restated By-Laws of the Registrant (originally filed as Exhibits 3.2, 4.1 to our Registration Statement No. 33-46158 on Form S-1 and re-filed in electronic form as Exhibit 3.2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference).
3.3	Certificate of Amendment dated June 16, 1994, of Amended and Restated Certificate of Incorporation of the Registrant (originally filed as Exhibit 3.2 of our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 19995 and re-filed in electronic form as Exhibit 3.3 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference).
3.4	Certificate of Amendment dated June 5, 1995, of Amended and Restated Certificate of Incorporation of the Registrant (originally filed as Exhibit 3.3 of our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1995 and re-filed in electronic form as Exhibit 3.4 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference).
4.1	Description of Capital Stock contained in the Registrant’s Amended and Restated Certificate of Incorporation, filed as Exhibits 3.1, 3.3 and 3.4.
4.2	Form of Warrant Agreement and Certificate between the Company and certain designees of Sunrise Securities Corp. (filed as Exhibit 4.2 to our Form 8-K, filed on June 4, 1997 and incorporated herein by reference).
4.3	Form of Common Stock and Warrant Purchase Agreement between the Company and several investors (filed as Exhibit 4.1 to our Form 8-K, filed on November 22, 1999 and incorporated herein by reference).
4.4	Form of Warrant Agreement issued by the Company to the several investors (filed as Exhibit 4.2 to our Form 8-K, filed on November 22, 1999 and incorporated herein by reference).
4.5	Purchase Agreement dated June 28, 2000, by and among Petra Urban, on behalf of Franz Maier, Eva Heidt and Joachim Hevler, the shareholders of ADL, and Stephan Schmidt, on behalf of the Company (filed as Exhibit 4.1 to our Form 8-K, filed on July 10, 2000 and incorporated herein by reference).
4.6	Form of Common Stock and Warrant Purchase Agreement (including form of Warrant) between the Company and Several Investors (filed as Exhibit 4.1 to our 8-K, filed on January 4, 2002 and incorporated herein by reference).
4.7	Form of Common Stock and Warrant Purchase Agreement between the Company and each of the Purchasers (filed as Exhibit 4.1 to our 8-K, filed on December 9, 2002 and incorporated herein by reference).
10.1@TT	License Agreement between the Company and the Massachusetts Institute of Technology dated December 14, 1987, as amended March 15, 1988, December 20, 1989 and March 4, 1992 (originally filed as Exhibit 10.1 to our Registration Statement No. 33-46158 on From S-1 and re-filed in electronic form as Exhibit 10.1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference).
10.2#	1988 Stock Plan (originally filed as Exhibit 10.8 to our Registration Statement No. 33-46158 on Form S-1 and re-filed in electronic form as Exhibit 10.2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference).
10.3#	1992 Stock Plan as amended June 16, 2000 (filed as Exhibit 4.6 to our Registration Statement No. 333-51116 on Form S-8, filed on December 1, 2000 and incorporated herein by reference).
10.4#	Amended and Restated 1992 Non-Employee Director Stock Plan as amended June 16, 2000 (filed as Exhibit 4.7 to our Registration Statement No. 333-51116 on Form S-8, filed on December 1, 2000 and incorporated herein by reference).
10.5#	1992 Employee Stock Purchase Plan (originally filed as Exhibit 10.11 to our Registration Statement No. 33-46158 on Form S-1 and re-filed in electronic form as Exhibit 10.5 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference).

Exhibit
Number	Description of Exhibit

10.6	Form of Indemnity Agreement with directors (originally filed as Exhibit 10.14 to our Registration Statement No. 33-46158 on Form S-1 and re-filed in electronic form as Exhibit 10.6 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference).
10.7	Fourth Amendment dated March 18, 1993 to License Agreement between the Company and the Massachusetts Institute of Technology dated December 14, 1987, as amended (originally filed as Exhibit 10.9 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and re-filed in electronic form as Exhibit 10.7 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference).
10.8	Fifth Amendment dated April 14, 1994 to License Agreement between the Company and the Massachusetts Institute of Technology dated December 14, 1987, as amended (originally filed as Exhibit 10.1 to our Form 10-Q for the fiscal quarter ended March 31, 1994 and re-filed in electronic form Exhibit 10.8 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference).
10.9@TT	Exclusive Distribution Agreement between the Company and Konica Corporation dated as of November 9, 1994 (originally filed as Exhibit 10.26 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and re-filed in electronic form as Exhibit 10.9 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference).
10.10	First Amendment to Agreement of Lease between the Company and One Nevada Realty Trust dated June 22, 2000 (filed as exhibit 10.10 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference).
10.11	Sixth Amendment dated March 1, 1996 to License Agreement between the Company and the Massachusetts Institute of Technology dated December 14, 1987, as amended (originally filed as Exhibit 10.26 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1995 and re-filed in electronic form as Exhibit 10.11 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference).
10.12	Senior Loan and Security Agreement No. 0096 between the Company and Phoenix Leasing, Incorporated dated August 29, 1997 including form of Senior Secured Promissory Note between the Company and Phoenix Leasing, Incorporated (filed as Exhibit 10.20 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by reference).
10.13@	Distributorship Agreement by and between the Company and Curtin Matheson Scientific, a division of Fisher Scientific Company, L.L.C. dated March 19, 1998 (filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by reference).
10.14	Investor Relations Warrant Agreement dated July 14, 2000, by and among the Company and the individuals set forth on Exhibit A thereto (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2000 and incorporated herein by reference).
10.15	Bank Loan between Matritech GmbH and Sparkasse Freiburg, dated May 7, 1999 (filed as exhibit 10.17 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference).
10.16TT	Distributorship Agreement by and between Matritech GmbH and Hitachi Chemical Diagnostics, Inc., dated October 1, 2000 (filed as exhibit 10.18 to our Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).
10.17	Distribution Agreement between Matritech, Inc. and Timm Medical Technologies, Inc., dated January 17, 2001 (filed as exhibit 10.19 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001 and incorporated herein by reference).
10.18#	2002 Stock Option and Incentive Plan (filed as Appendix B to our Definitive Proxy Statement, filed April 22, 2002 on Form 14A and incorporated herein by reference).
10.19#	2002 Non-Employee Director Stock Option Plan (filed as Appendix C to our Definitive Proxy Statement, filed April 22, 2002 on Form 14A and incorporated herein by reference).
10.20#	2002 Employee Stock Purchase Plan (filed as Appendix D to our Definitive Proxy Statement filed April 22, 2002 on Form 14A and incorporated herein by reference).
10.21TT	Distribution Agreement between Matritech, Inc and Cytogen Corporation, dated October 18, 2002 (filed as exhibit 10.21 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2002 and incorporated herein by reference).

Exhibit
Number	Description of Exhibit

10.22TT**	Exclusive License and Supply Agreement between Matritech, Inc. and Sysmex Corporation, dated November 20, 2002.
99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed as exhibit 99.1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2002 and incorporated herein by reference).
99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed as exhibit 99.2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2002 and incorporated herein by reference).
23	Consent of PricewaterhouseCoopers LLP. (filed as exhibit 23 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

@	Confidential Treatment Granted for portions thereof
**	Filed herewith
#	Indicates management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report.
TT	Confidential Treatment has been granted as to omitted portions pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended. A complete copy of this agreement has been filed separately with the SEC.

SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Newton, Commonwealth of Massachusetts, on the 17th day of June, 2003.

Matritech, Inc.

By:	/s/ Stephen D. Chubb

Stephen D. Chubb Director, Chairman and Chief Executive Officer

CERTIFICATIONS

Certifications:

I, Stephen D. Chubb, certify that:

1.	I have reviewed this Annual Report on Form 10-K/A of Matritech, Inc. (the “registrant”):

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

Date: June 17, 2003

/s/ Stephen D. Chubb

Stephen D. Chubb
Chief Executive Officer

CERTIFICATIONS

Certifications:

I, Richard A. Sandberg, certify that:

1.	I have reviewed this Annual Report on Form 10-K/A of Matritech, Inc. (the “registrant”):

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

Date: June 17, 2003

/s/ Richard A. Sandberg

Richard A. Sandberg
Chief Financial Officer