Form 10-Q
period 2003-06-30
MATRITECH INC/DE/
filed 2003-08-07
CIK 884847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934:
For the quarterly period ended June 30, 2003

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

     As of August 1, 2003, there were 32,135,493 shares of the Registrant’s Common Stock outstanding.

MATRITECH, INC.

INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

MATRITECH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2002	2003

		(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,172,013	$5,087,150
Accounts receivable less allowance of $23,591 in 2002 and 2003	719,039	382,799
Inventories, net	497,913	547,058
Prepaid expenses and other current assets	173,812	341,735

Total current assets	5,562,777	6,358,742

Property and equipment, at cost:
Laboratory equipment	2,287,360	2,381,261
Office equipment	321,901	370,424
Laboratory furniture	62,739	62,739
Leasehold improvements	88,865	88,865
Automobiles	39,130	42,922

	2,799,995	2,946,211
Less — Accumulated depreciation and amortization	1,837,048	1,972,362

	962,947	973,849

Goodwill	132,615	132,615
Other assets	114,337	439,529
Receivable from related party	45,497	33,963

	$6,818,173	$7,938,698

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of notes payable	$159,741	$1,143,389
Accounts payable	433,080	271,233
Accrued expenses	843,392	795,044
Deferred revenue	462,783	475,633

Total current liabilities	1,898,996	2,685,299

Notes payable, less current maturities	316,433	3,072,381
Deferred revenue	763,759	726,520

Total liabilities	2,979,188	6,484,200

Commitments and Contingencies
STOCKHOLDERS’ EQUITY:
Preferred stock, $1.00 par value
Authorized—4,000,000 shares
Issued and outstanding—no shares	—	—
Common stock, $0.01 par value
Authorized—60,000,000 shares

	December 31,	June 30,
	2002	2003

		(unaudited)
Issued and outstanding—32,128,243 shares in 2002 and 32,132,493 shares in 2003	321,282	321,322
Additional paid-in capital	74,694,619	76,012,735
Deferred compensation	(35,710)	—
Accumulated other comprehensive income (loss)	(20,619)	62,067
Accumulated deficit	(71,120,587)	(74,941,626)

Total stockholders’ equity	3,838,985	1,454,498

	$6,818,173	$7,938,698

The accompanying notes are an integral part of these condensed consolidated financial statements.

MATRITECH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2003	2002	2003

Revenues:
Product sales	$777,588	$1,039,243	$1,508,029	$1,903,797
Alliance and collaboration revenue	88,637	98,723	157,592	149,696

Total revenue	866,225	1,137,966	1,665,621	2,053,493
Expenses:
Cost of product sales	535,475	524,984	1,019,375	1,071,715
Research, development and clinical	978,318	666,206	1,981,394	1,397,888
Selling, general and administrative	1,349,001	1,642,068	2,764,990	3,248,674

Total operating expenses	2,862,794	2,833,258	5,765,759	5,718,277

Loss from operations	(1,996,569)	(1,695,292)	(4,100,138)	(3,664,784)

Interest income	27,106	22,469	47,311	43,948
Interest expense	2,670	193,616	5,301	200,203

Net loss	$(1,972,133)	$(1,866,439)	$(4,058,128)	$(3,821,039)

Basic and diluted net loss per common share	$(0.06)	$(0.06)	$(0.14)	$(0.12)

Basic and diluted weighted average number of common shares outstanding	30,646,796	32,120,388	30,044,330	32,120,186

The accompanying notes are an integral part of these condensed consolidated financial statements.

MATRITECH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
	June 30,

	2002	2003

Cash Flows from Operating Activities:
Net loss	$(4,058,128)	$(3,821,039)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	87,035	131,511
Amortization of deferred compensation	35,718	35,710
Compensation related to issuance of common stock warrants	13,588	—
Accretion of debt discount	—	92,807
Changes in assets and liabilities:
Accounts receivable	(170,889)	347,774
Inventories	(58,777)	(49,145)
Prepaid expenses and other current assets	1,480	(9,549)
Other assets	(1,812)	(8,443)
Accounts payable	(38,011)	(161,847)
Accrued expenses	(73,390)	(48,348)
Deferred revenue	189,706	(24,389)

Net cash used in operating activities	(4,073,480)	(3,514,958)

Cash Flows from Investing Activities:
Purchases of property and equipment	(29,007)	(133,939)

Net cash used in investing activities	(29,007)	(133,939)

Cash Flows from Financing Activities:
Payments on notes payable	(26,579)	(78,426)
Proceeds from convertible debentures and warrants, net	—	4,556,083
Proceeds from sale of common stock and warrants	4,139,910	—
Proceeds from exercise of common stock warrants	11,000	—
Proceeds from exercise of common stock options	9,254	—
Proceeds from issuance of common stock under employee stock purchase plan	13,305	7,000

Net cash provided by financing activities	4,146,890	4,484,657

Effect of foreign exchange on cash and cash equivalents	19,366	79,377

Increase in cash and cash equivalents	63,769	915,137
Cash and cash equivalents, beginning of period	4,819,733	4,172,013

Cash and cash equivalents, end of period	$4,883,502	$5,087,150

Supplemental Cash Flow Information:
Cash paid during the period for interest	$5,301	$76,146

The accompanying notes are an integral part of these condensed consolidated financial statements.

MATRITECH, INC.

NOTES TO UNAUDITED, CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

     Deferred revenue consists of the following:

	December 31,	June 30,
	2002	2003

Non-refundable fees	$866,676	$857,865
Deferred product revenue	359,866	344,288

	$1,226,542	$1,202,153

     (c)  Debt Issuance Costs

     Costs to complete convertible debenture offerings are deferred as debt issuance costs and included in other assets and other current assets on the consolidated balance sheet. The costs are amortized based on the effective interest method over the term of the related debt issuance. The amortization of these costs is included in interest expense on the consolidated statement of operations. Debt issuance costs totaled approximately $475,000 at June 30, 2003.

     (d)  Inventories

     Inventories are stated at the lower of cost (determined on a first-in first-out basis) or market and consist of the following:

	December 31,	June 30,
	2002	2003

Raw materials	$160,862	$161,058
Work-in-process	3,667	8,725
Finished goods	270,205	328,781
Consignment inventory (associated with deferred revenue)	63,179	48,494

	$497,913	$547,058

     (e)  Net Loss Per Common Share

     We compute earnings per share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share. Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the year. Diluted loss per share is the same as basic loss per share as the effects of our potential common stock are antidilutive. Potential common stock consists of stock options, warrants, and convertible debentures as well as 12,262 contingently issuable shares of common stock held in escrow in connection with the Matritech GmbH acquisition at June 30, 2002. The number of antidilutive securities excluded from the computation of diluted loss per share were 3,645,739, and 5,784,015 for the periods ended June 30, 2002 and 2003, respectively.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2002	2003	2002	2003
Reported net loss	$(1,972,133)	$(1,866,439)	$(4,058,128)	$(3,821,039)
Other comprehensive income
Foreign currency translation adjustments	33,949	34,699	24,471	82,686

Comprehensive loss	$(1,938,184)	$(1,831,740)	$(4,033,657)	$(3,738,353)

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

     The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2002	2003	2002	2003
Net loss attributable to common stockholders	$(1,972,133)	$(1,866,439)	$(4,058,128)	$(3,821,039)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all rewards	(232,550)	(258,915)	(465,100)	(526,769)

Pro forma net loss	$(2,204,683)	$(2,125,354)	$(4,523,228)	$(4,347,808)

Amounts per common share:
Basic and diluted – as reported	$(0.06)	$(0.06)	$(0.14)	$(0.12)

Basic and diluted – pro forma	$(0.07)	$(0.07)	$(0.15)	$(0.14)

     The fair value of stock options and common shares issued pursuant to the stock option and stock purchase plans at the date of grant were estimated using the Black-Scholes model with the following weighted-average assumptions:

	2002	2003

Risk-free interest rate	1.35 - 3.28%	2.70 - 3.58%
Expected dividend yield	—	—
Expected life	7 years	7 years
Expected volatility	110%	110%

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

     In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risk will not be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed. FIN 46 also requires enhanced disclosure requirements related to variable interest entities. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. We do not expect the adoption of FIN 46 to have a material impact on our financial condition or results of operations.

     In May 2003, the FASB issued SFAS 150, Accounting For Certain Financial Instruments with Characteristics of Both Liabilities and Equity, which establishes standards for how an issuer of financial instruments classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) if, at inception, the monetary value of the obligation is based solely or predominantly on a fixed monetary amount known at inception, variations in something other than the fair value of the issuer’s equity shares or variations inversely related to changes in the fair value of the issuer’s equity shares. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise became effective for us on July 1, 2003. We do not expect the adoption of SFAS 150 to have a material impact on our financial condition or results of operations.

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

     The aggregate number of shares of common stock issuable upon exercise of the Warrants and conversion of the Convertible Debentures (including shares issued as a result of any antidilution adjustments) and in connection with any payment of interest on or redemption of such Convertible Debentures, is capped at an aggregate of 6,426,127 shares unless shareholder approval is subsequently obtained. In addition, in the event our stock price meets certain levels and there is an effective registration statement covering the shares of common stock underlying the Convertible Debentures and Warrants issued in connection with the first closing, a second closing may be held, at our option, with the same purchasers for the issuance of additional Convertible Debentures in an aggregate subscription amount of $3 million and additional Warrants for an amount of shares equal to 35% of the number of shares for which such additional Convertible Debentures are initially convertible. We have filed a registration statement for such shares, which was declared effective on June 19, 2003, and obtained shareholder approval at our annual meeting held on June 13, 2003.

     The Convertible Debentures may become immediately due and payable at a premium of 120% of the outstanding principal amount plus accrued interest and damages in the event of default by us of certain covenants and also obligate us to pay damages and interest upon certain events. Events of default under the Convertible Debentures include, among other things, failure to remain listed on any of the Nasdaq SmallCap Market, New York Stock Exchange, American Stock Exchange or the Nasdaq National Market, sale or disposition of our assets in excess of 33% of our total assets, failure to timely deliver stock certificates upon conversion, and default on our existing or future liabilities in excess of $150,000. In addition, the terms of the Private Placement prohibit us from entering into obligations that are senior to the Convertible Debentures and place certain restrictions on our ability to raise additional capital through equity issuances, including a prohibition on such activity (with certain limited exceptions) until September 17, 2003, and an ability to match any additional funds raised on the same terms.

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

4. Notes Payable

     In July 2002, we entered into a term note for $410,000 with Citizens Bank of Massachusetts to finance an equipment purchase. The term note is payable over four years, bears interest at 1% plus the bank’s prime rate (4.25% at December 31, 2002) and contains a covenant which requires us to maintain a cash balance of $250,000 at all times. This note is collateralized by the capital equipment. If the ratio of our cash and cash equivalents to total liabilities (excluding deferred revenue) is 115% or less, the bank has the right to exchange the equipment as collateral for a certificate of deposit in the amount of $410,000. At June 30, 2003 we were in default of the cash and cash equivalents to total liabilities (excluding deferred revenue) covenant. We obtained a waiver from our lender regarding our noncompliance with this covenant for this period ended June 30, 2003. We expect that we will continue to be in default of this covenant in the future and therefore recorded the remaining balance of this loan as a current liability.

5. Litigation

     A former employee and their spouse filed a claim for damages in December 2002, against One Nevada Realty Trust, Joseph Biotti, Trustee, care of Francis Biotti, in Superior Court, Middlesex County, Cambridge, Massachusetts. We are not a named party in the litigation. However, we lease our office and laboratory space from One Nevada Realty Trust and the complaint alleges that the employee slipped and fell on our premises while employed by us.

     The lawsuit is seeking damages, including loss of consortium, of approximately $1.1 million from One Nevada Realty Trust alleging that One Nevada Realty Trust was negligent in maintaining its property. On April 7, 2003, One Nevada Realty Trust informed us of the litigation and invoked an indemnification clause in the lease between One Nevada Realty Trust and us. The lease provides that we hold One Nevada Realty Trust harmless and indemnified for injuries to persons on the premises in connection with our use of the premises. Under our lease with One Nevada Realty Trust, we are responsible for maintenance of the leased premises.

     Our insurer has notified One Nevada Realty Trust that any payment it makes, if any, will occur only if an award to the litigant exceeds the valid and collectible insurance available to One Nevada Realty Trust. We have not accrued for any potential losses because we believe that an adverse determination is not probable and the amount of loss, if any, cannot be reasonably estimated. We successfully resolved the employee’s Workman’s Compensation Claim with respect to this incident in May of 2002.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     This Quarterly Report on Form 10-Q, our other reports and communications to our securityholders, as well as oral statements made by the our officers or agents may contain forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements may relate to, among other things, our future revenue, operating income and the plans and objectives of management. In particular, certain statements contained in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” including “Factors That May Affect Future Results” constitute forward-looking statements. Actual events or results may differ materially from those stated in any forward-looking statement. Factors that may cause such differences are discussed below and in our other reports filed with the Securities and Exchange Commission (the “Commission”).

     Matritech, Inc. was incorporated in 1987 to develop, manufacture and market innovative cancer diagnostic products based on its proprietary nuclear matrix protein (“NMP”) technology. We have been unprofitable since inception and expects to incur significant operating losses for at least the next several years. For the period from inception through June 30, 2003, the Company incurred a cumulative net loss of approximately $75 million.

     The results of operations for the periods ended June 30, 2002 and 2003 include the activities of our European subsidiary, Matritech GmbH. Matritech GmbH distributes our products and third-party products in Europe.

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

Results of Operations

Three Months Ended June 30, 2003 Compared with the Three Months Ended June 30, 2002

     Total revenue increased to $1,138,000 from $866,000 for the quarters ended June 30, 2003 and 2002, respectively. Alliance and collaboration revenue for the quarters ended June 30, 2003 and 2002 totaled $99,000 and $89,000, respectively. Sales of our NMP22® bladder cancer product line totaled approximately $563,000 and $314,000 for the quarters ended June 30, 2003 and 2002, respectively. This increase is due to a 58% sales increase, primarily in the U.S. and Europe, and a 21% favorable exchange rate impact. During the second quarter of 2003, we shipped approximately $14,000 of our NMP22 BladderChek device to distributors for which we did not have sufficient history to estimate returns. Accordingly, these amounts are included in deferred revenue at June 30, 2003, and will be recognized as revenue when the distributor reports to us that it has either shipped or disposed of the devices (indicating that the return period has lapsed). Product sales of the allergy products distributed by Matritech GmbH totaled approximately $465,000 and $455,000 for the quarters ended June 30, 2003 and 2002, respectively. This increase is primarily due to a 19% favorable exchange rate impact partially offset by a 17% sales reduction.

     We recognize alliance revenue and prepaid marketing fees over the lives of the respective contracts. Deferred revenue related to various alliances and prepaid marketing fees decreased to $858,000 at June 30, 2003 from $867,000 at December 31, 2002.

     Cost of product sales decreased to $525,000 from $535,000 for the quarters ended June 30, 2003 and 2002, respectively. As a percentage of product sales, cost of sales decreased to 51% from 69% for the quarters ended June 30, 2003 and 2002, respectively. The decrease in cost of sales on a percentage basis is largely the result of increased revenue due to favorable foreign exchange rate changes, product mix and the result of fixed costs being spread over a higher quantity of units sold.

     Research, development, clinical and regulatory expenses decreased to $666,000 from $978,000 for the quarters ended June 30, 2003 and 2002, respectively. This decrease was largely due to approximately $148,000 in decreased payments to clinical sites involved in collecting specimens for testing and supplies. Supplies-related expenses decreased $62,000 and consulting expenses decreased $45,000.

     Selling, general and administrative expenses increased to $1,642,000 from $1,349,000 for the quarters ended June 30, 2003 and 2002, respectively. This increase is primarily due to increased salary-related costs of $145,000 due to higher headcount in sales and marketing and an increase in expenses totaling $86,000 due to the impact of foreign currency exchange rates.

     Interest income decreased to $22,000 from $27,000 for the quarters ended June 30, 2003 and 2002, respectively. Interest expense increased to $194,000 from $3,000 for the quarters ended June 30, 2003 and 2002, respectively, due to interest on the convertible debentures as well as the accretion to face value of the debt discount related to these debentures.

Six Months Ended June 30, 2003 Compared with the Six Months Ended June 30, 2002

     Total revenue increased to $2,053,000 from $1,666,000 for the six months ended June 30, 2003 and 2002, respectively. Alliance and collaboration revenue for the six months ended June 30, 2003 and 2002 totaled $150,000 and $158,000, respectively. Sales of our NMP22® bladder cancer product line totaled approximately $925,000 and $573,000 for the six months ended June 30, 2003 and 2002, respectively. This increase is due to a 40% sales increase, primarily in the U.S., Europe and the Far East, and a 21% favorable exchange rate impact. During the first six months of 2003, we shipped approximately $103,000 of our NMP22 BladderChek device to distributors for which we did not have sufficient history to estimate returns. Accordingly, these amounts are included in deferred revenue at June 30, 2003, and will be recognized as revenue when the distributor reports to us that it has either shipped or disposed of the devices (indicating that the return period has lapsed). Product sales of the allergy products distributed by Matritech GmbH totaled approximately $968,000 and $919,000 for the six months ended June 30, 2003 and 2002, respectively. This increase is primarily due to a 19% favorable exchange rate impact partially offset by a 14% sales reduction.

     We recognize alliance revenue and prepaid marketing fees over the lives of the respective contracts. Deferred revenue related to various alliances and prepaid marketing fees decreased to $858,000 at June 30, 2003 from $867,000 at December 31, 2002.

     Cost of product sales increased to $1,072,000 from $1,019,000 for the six months ended June 30, 2003 and 2002, respectively. As a percentage of product sales, cost of sales decreased to 56% from 68% for the six months ended June 30, 2003 and 2002, respectively. The decrease in cost of sales on a percentage basis is largely the result of increased revenue due to favorable foreign exchange rate changes, product mix and the result of fixed costs being spread over a higher quantity of units sold.

     Research, development, clinical and regulatory expenses decreased to $1,398,000 from $1,981,000 for the six months ended June 30 2003 and 2002, respectively. This decrease was largely due to decreased payments to clinical sites involved in collecting specimens for testing and supplies.

     Selling, general and administrative expenses increased to $3,249,000 from $2,765,000 for the six months ended June 30, 2003 and 2002, respectively. This increase is primarily due to increased salary-related costs of $296,000 due to higher headcount in sales and marketing and an increase in expenses totaling $162,000 due to the impact of foreign currency exchange rates.

     Interest income decreased to $44,000 from $47,000 for the six months ended June 30, 2003 and 2002, respectively. Interest expense increased to $200,000 from $5,000 for the six months ended June 30, 2003 and 2002, respectively, due to interest on the convertible debentures and accretion to face value of the debt discount related to these debentures.

Liquidity and Capital Resources

     Since our inception, we have financed our operations primarily through private and public offerings of our securities, issuance of debt and through funded development and marketing agreements. At June 30, 2003, we had cash and cash equivalents of $5,087,000, working capital of $3,673,000, and an accumulated deficit of $74,942,000. We believe that our existing cash resources, plans for equity financings, product sales and corporate partnerships will be sufficient to satisfy our capital needs through 2003. See Factors That May Affect Future Results – “We will need to obtain additional capital in the future and if we are unable to obtain such capital on acceptable terms, or at the appropriate time, we may not be able to continue our existing operations.”

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

     Our operating activities used cash of approximately $3,515,000 and $4,073,000 for the six months ended June 30, 2003 and 2002, respectively, primarily to fund our operating loss.

     Our investing activities used cash of approximately $134,000 and $29,000 for the six months ended June 30, 2003 and 2002, respectively, primarily for the purchase of laboratory equipment.

     Our financing activities provided cash of approximately $4,485,000 and $4,147,000 for the six months ended June 30, 2003 and 2002, respectively. The net cash provided by financing activities in the 2003 period resulted primarily from proceeds from the sale of convertible debentures and warrants, offset by payments on notes payable. The net cash provided by financing activities in the 2002 period resulted primarily from proceeds received from the sale of common stock under an equity financing agreement as well as proceeds received from the exercise of common stock warrants, net of payments on notes payable.

     Our future commitments are as follows:

	Total	2003	2004	2005	2006

Facility and equipment leases	$1,571,000	$543,000	$519,000	$500,000	$9,000
Maturities of 7 ½% Convertible Debentures	5,000,000	—	1,923,000	2,308,000	769,000
Maturities of other debt obligations	476,000	425,000	31,000	10,000	10,000
Purchase commitments	95,000	95,000	—	—	—

Total	$7,142,000	$1,063,000	$2,473,000	$2,818,000	$788,000

     In July 2002, we entered into a term note for $410,000 with Citizens Bank of Massachusetts to finance an equipment purchase. The term note is payable over four years, bears interest at 1% plus the bank’s prime rate (4.25% at December 31, 2002) and contains a covenant which requires us to maintain a cash balance of $250,000 at all times. This note is collateralized by the capital equipment. If the ratio of our cash and cash equivalents to total liabilities (excluding deferred revenue) is 115% or less, the bank has the right to exchange the equipment as collateral for a certificate of deposit in the amount of $410,000. At June 30, 2003 we were in default of the cash and cash equivalents to total liabilities (excluding deferred revenue) covenant. We obtained a waiver from our lender regarding our noncompliance with this covenant for this period ended June 30, 2003. We expect that we will continue to be in default of this covenant in the future and therefore recorded the remaining balance of this loan as a current liability.

     In March 2003, we completed a private placement of $5 million of 7.5% Convertible Debentures and Warrants to purchase 784,313 shares of Common Stock at an initial exercise price of $2.278 and including a Warrant for 98,039 shares issued to a placement agent in connection with the transaction. The Convertible Debentures are convertible into shares of our common stock and interest and redemption payments may, subject to certain circumstances, be made in shares of common stock at a discount to valuation. The Convertible Debentures may become immediately due and payable at a premium of 120% of the outstanding principal amount plus accrued interest and damages in the event of default by us of certain covenants and also obligate us to pay damages and interest upon certain events. Events of default under the Convertible Debentures include, among other things, failure to remain listed on any of the Nasdaq SmallCap Market, New York Stock Exchange, American Stock Exchange or the Nasdaq National Market, sale or disposition of our assets in excess of 33% of our total assets, failure to timely deliver stock certificates upon conversion, and default on our existing or future liabilities in excess of $150,000. In addition, the terms of the Private Placement prohibit us from entering into obligations that are senior to the Convertible Debentures and place certain restrictions on our ability to raise additional capital through equity issuances, including a prohibition on such activity (with certain limited exceptions) until September 17, 2003, and an ability to match any additional funds raised on the same terms. We received net proceeds of approximately $4.5 million. A second closing may be held, at our option, for an additional aggregate subscription amount of $3 million based on the share price of our common stock reaching a certain level, but only if there is an effective registration statement covering the shares of common stock underlying the Convertible Debentures and Warrants issued in connection with the first closing. See Recent Developments and Factors That May Affect Future Results — “We have substantially increased our indebtedness and may not be able to meet our payment obligations,” “Future financings will result in additional dilution of the ownership interest of our existing investors and may have an adverse impact on the price of our common stock” and “If a decline in our share price causes the total market value of our stock to drop below $35 million, we may be delisted from the Nasdaq SmallCap Market which will affect your ability to buy or sell shares of our stock and might place us in default under the terms of our convertible debentures.”

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

     In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risk will not be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed. FIN 46 also requires enhanced disclosure requirements related to variable interest entities. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. We do not expect the adoption of FIN 46 to have a material impact on our financial condition or results of operations.

     In May 2003, the FASB issued SFAS 150, Accounting For Certain Financial Instruments with Characteristics of Both Liabilities and Equity, which establishes standards for how an issuer of financial instruments classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) if, at inception, the monetary value of the obligation is based solely or predominantly on a fixed monetary amount known at inception, variations in something other than the fair value of the issuer’s equity shares or variations inversely related to changes in the fair value of the issuer’s equity shares. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and became effective for us beginning July 1, 2003. We do not expect the adoption of SFAS 150 to have a material impact on our financial condition or results of operations.

Research and Development

     We are engaged in the research, production and marketing of cancer diagnostic products. All of our research and development expenditures, whether conducted by our own staff or by external scientists on our behalf and at our expense, are recorded as expenses as incurred and amounted to approximately $41.4 million dollars for the period since our inception in October of 1987 through June 30, 2003. Research and development expenses include the salaries and related overhead of our research personnel, laboratory supplies, payments to third parties to help us execute clinical trials, depreciation of research related equipment, legal expenses related to filing and prosecuting patents, other direct expenses and an allocation of our occupancy and related expenses based on the square footage occupied by our research and development staff and their laboratories.

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

     We also intend to develop Lab Test Kits and Point-of-Care Test Devices based upon our new technologies. While we have successfully configured NMP22 in these formats, there are always uncertainties involved in successfully creating products which perform reproducibly in every laboratory. Because our newer technologies employ different proteins and because they are measured in blood not in urine, we plan not only to apply several of the techniques used in developing NMP22 products but also to employ additional outside resources to complete the development of these products successfully. See Factors That May Affect Future Results — The research results we obtain in the laboratory frequently cannot be replicated in clinical trials. We have a goal to complete development of a Lab Test Kit and/or a Point-of-Care Test Device for one of the new products in 2005 and for the other in 2006. We do not intend to begin development of a product for NMP35 until at least one of the others has been successfully completed.

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

     The table below summarizes our development programs, including stage of development and current FDA status.

Clinical
Protein	Form of Technology	Application	Stage of Development	FDA Status

NMP22 Bladder	Lab Test Kit	Monitoring	Commercialized	Approved
NMP22 Bladder	Lab Test Kit	Diagnosis	Commercialized	Approved
NMP22 Bladder	POC Test Device	Monitoring	Commercialized	Approved
NMP22 Bladder	POC Test Device	Diagnosis	Commercialized	Approved
NMP179 Cervical	Non-Slide-Based System	Identifying High Risk Cases	Licensee Sysmex is conducting further product development	*
NMP48 Prostate	Proprietary Lab Service	To Be Determined	Product/ Service Development	**
NMP48 Prostate	Lab Test Kit	To Be Determined	Product/ Service Development	*
NMP48 Prostate	POC Test Device	To Be Determined	Product/ Service Development	*

Clinical
Protein	Form of Technology	Application	Stage of Development	FDA Status

NMP66 Breast	Proprietary Lab Service	To Be Determined	Clinical Service Development with Mitsubishi	**
NMP66 Breast	Lab Test Kit	To Be Determined	Product/ Service Development	*
NMP66 Breast	POC Test Device	To Be Determined	Product/ Service Development	*
NMP35 Colon	All	To Be Determined	Discovery Research Completed	** *

*	If submitted for a screening or diagnosis application, FDA will require Premarket Approval (“PMA”). If submitted as a monitoring test, FDA may only require Premarket Clearance [“510(k)”]

**	If offered (as intended) as a service, no FDA submission is likely to be required. If the service includes a reagent such as an antibody provided by a party other than the laboratory conducting the test, the FDA requires an Analyte Specific Reagent notification.

     Spending on Research and Development Projects. Total research and development spending in 2002 was approximately $3.8 million. Total research and development spending in the first two quarters of 2003 was approximately $1.4 million. We expect research and development expenditures to be less than $7 million over 2003 and 2004 and to be devoted to our various programs as discussed below.

     NMP22 — Bladder. Expenditures on the various NMP22-based products are virtually complete. Except for sponsoring additional clinical trials to demonstrate different ways to use the information generated by the products, we do not plan to incur any significant additional research spending on any of these products but we do expect to spend, from time to time, funds for product support. Such expenditures are expected not to exceed $500,000 over 2003 and 2004.

     NMP179 — Cervical. Discovery research on this product was completed prior to 2000 and our expenditures in 2002 and 2003 have been principally for technical support of the licensing activity. In 2002 we licensed the worldwide rights for non-slide-based applications to Sysmex, Inc. as discussed in more detail in Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2002. Substantially all future costs to support additional research and development of this product are expected to be paid for by Sysmex. If we incur any additional costs in connection with this program, we expect such costs to be paid in connection with an effort to license this technology to a company with a slide-based cervical cancer detection system.

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

     We do not currently generate revenues sufficient to operate our business and do not believe we will do so in the foreseeable future. In our fiscal year ended December 31, 2002, we had a net loss of $8.3 million, but as of June 30, 2003, we only had $5.1 million of cash and cash equivalents. As a result, we must rely on our ability to raise capital from outside sources in order to continue operations in the long-term. We recently completed a sale of convertible debentures and accompanying warrants and are currently seeking to raise additional capital through various financing alternatives, including equity or debt financings and corporate partnering arrangements. However, we may not be able to raise needed capital on terms that are acceptable to us, or at all.

     The terms of our recent sale of convertible debentures greatly restrict our ability to raise capital. Under those terms, we are prohibited from entering into obligations that are senior to the debentures and are prohibited from selling equity (with limited exceptions) until September 17, 2003. The purchasers of those debentures also have a right, under the terms of the sale, to match on the same terms any additional funds we raise through financings. These provisions may severely limit our ability to attract new investors and raise additional financing on acceptable terms. In addition, in order to attract such new investors and obtain additional capital, we may be forced to provide rights and preferences to the new investors which are not available to current shareholders.

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

     As a result of the recent sale of convertible debentures, we have substantially increased our indebtedness from approximately $475,000 to approximately $4.2 million. In addition, the terms of the sale of the convertible debentures provide for the issuance, at our option, of up to an additional $3 million in aggregate principal amount of convertible debentures if the volume weighted average price of our stock is at least $2.75 over a period of 15 consecutive trading days and there is an effective registration statement covering the shares underlying the convertible debentures and accompanying warrants already issued. The registration statement for such shares became effective on June 19, 2003. If our stock price meets the required threshold we currently intend to sell the additional convertible debentures, which would increase our indebtedness to approximately $7.2 million in principal.

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

     Matritech GmbH, our European subsidiary, accounted for approximately 74% of our sales for the fiscal year ended December 31, 2002 and 78% of our sales for the six months ended June 30, 2003. Accounts of our European subsidiary are maintained in Euros and are translated into U.S. Dollars. To the extent that foreign currency exchange rates fluctuate in the future, we may be exposed to continued financial risk. During the first half of 2003, exchange rate fluctuations were favorable as indicated in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” However, rate changes in the future may lead to unfavorable results.

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

     While 61% of our 2002 revenues and 47% of our 2003 revenues for the six months ended June 30, 2003 were attributable to sales of allergy products by our European subsidiary, we expect that our near-term revenue growth will come from sales of our NMP22 Lab Test Kit and NMP22 BladderChek Device. Marketing of our NMP22 products is done primarily through our own salesforce in Europe and through distributors in the rest of the world, including the United States. NMP22 sales made by our own salesforce represent 54% of 2002 NMP22 revenues and distributors account for the rest. Many of these distributors have exclusive or co-exclusive rights to sell our NMP22 products in various geographical areas. Because we generally do not deal directly with customers when selling through distributors, our ability to reach profitability depends in great part on increased sales by these principal distributors.

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

     Although we have hired a six-person sales force to support sales of our NMP22 BladderChek Device to urologists in the U.S. and, where appropriate, to general practitioners, our internal marketing and sales resources are not presently capable of assuming all of our distributors’ responsibilities. We may find it necessary in the future to use our own resources in territories where we have lost, do not have, or do not intend to use third-party distributors. Any such increased internal sales effort will take a considerable amount of time, may not meet with success and may result in excessive expense.

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

     From time to time, we have encountered unexpected technical obstacles and may encounter additional ones in the course of the development process that we may not be able to overcome or may only overcome if we expend additional funds and time. For example, in 1997 we elected to terminate development of a blood-based lab test kit for PC1, a candidate marker for prostate cancer due to unexpected difficulties. Despite encouraging initial results from an earlier low throughput research testing method, we were unable to develop such a kit for use in testing prostate cancer patients even when we employed 1997 state-of-the-art detection methods. We have subsequently announced that a different protein (NMP48), discovered using a different research method, would be the primary candidate in our prostate cancer program. More recently, we and others have observed that the testing methodologies of a low throughput research mass spectrometry instrument are not readily reproducible or transferable to high throughput mass spectrometry instrument. This has required us to try a number of changes in our procedures to improve controls, reproducibility and costs in order to measure these proteins using a high throughput instrument. Such unanticipated changes in our technology and procedures may result in products or services that do not perform at all or do not perform as well as the results reported using our discovery research procedure.

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

     We believe the future success of our business will depend not only on the successful commercialization of our lab test kits and point-of-care devices, but also in part upon developing a service business based on proprietary laboratory procedures which will be used to measure clinically useful proteins custom designed to the instrumentation and techniques of a specific clinical laboratory. We are currently working on development of such proprietary laboratory procedures using our technologies for prostate and breast cancer, but we have no demonstrated success in this area. In addition, because we expect that use of our proprietary lab procedures will likely be confined to a limited number of licensed clinical laboratories who would be expected to invest in the development and marketing of a lab testing service specific to their equipment, processes and personnel, the success of these procedures will be dependent upon acceptance by the applicable laboratories. Although we may complete our product development efforts to our satisfaction, we may not obtain the agreement and approval from our clinical lab partner that the technology works adequately in their laboratory environment or that it has the medical performance and information value that they originally expected. Because proprietary laboratory procedures utilize technologies which are, by their nature, more sensitive and more operator-dependent than the technologies involved in products such as lab test kits and point-of-care test devices, the risks regarding successful commercial acceptance are increased in this area.

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

   If we lose the services of our supplies or assemblers for any reason it may be difficult for us to find replacements,

we may be forced to modify or cease production of our products and we may be unable to meet customer commitments.

     We currently assemble our NMP22 Lab Test Kits ourselves in our Newton facility but we rely on subcontractors for certain components and processes for these lab test kits. A contract manufacturer produces and assembles our NMP22 BladderChek Device for us. We do not have alternative suppliers for the NMP22 BladderChek Device nor for certain key NMP22 Lab Test Kit components and processes which are provided by subcontractors. If the units or components from these suppliers or the services of these assemblers should become unavailable for any reason, including their failure to comply with FDA regulations, we would need to seek alternative sources of supply or assembly. In order to maintain the FDA acceptance of our manufacturing process, we would have to demonstrate to the FDA that these alternative sources of supply are equivalent to our current sources. Although we attempt to maintain an adequate level of inventory to provide for these and other contingencies, if our manufacturing processes are disrupted because key components are unavailable, because new components must be revalidated or because an assembler fails to meet our requirements, we may be forced to modify our products to enable another subcontractor to meet our sales requirements or we may be required to cease production of such products altogether until we are able to establish an adequate replacement supplier. Disruptive changes such as these may make us unable to meet our sales commitments to customers. Our failure or delay in meeting our sales commitments could cause sales to decrease and market share to be lost permanently, and could result in significant expenses to obtain alternative sources of supply or assembly with the necessary facilities and know-how.

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

     The market price of our common stock has historically been, and we expect it to continue to be, volatile. This price has ranged between $3.00 and $1.35 in the fifty-two week period prior to July 28, 2003. The stock market has from time to time experienced extreme price and volume fluctuations, particularly in the biotechnology sector, which have often been unrelated to the operating performance of particular companies. Factors such as announcements of technological innovations or new products by our competitors or disappointing results by third parties, as well as market conditions in our industry, may significantly influence the market price of our common stock. For example, in the past our stock price has been affected by announcements of clinical trial results and technical breakthroughs at other biotechnology companies. Our stock price has also been affected by our own public announcements regarding such things as quarterly earnings, regulatory agency actions and corporate partnerships. Consequently, events both within and beyond our control, may cause shares of Matritech stock to lose their value rapidly.

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

     We will need to raise additional capital in the future to continue our operations. Any future equity financings will dilute the ownership interest of our existing investors and may have an adverse impact on the price of our common stock. We have obtained shareholder approval to conduct a second closing of the sale of our convertible debentures and accompanying warrants if we elect to do so and specified stock price levels are obtained. If we proceed with the second closing or issue any other equity securities, our existing stockholders’ percentage ownership will proportionately decrease and our stock price may decline as a result of the increase in the number of total outstanding shares.

     In addition, the terms of the convertible debentures provide for antidilution adjustments, so that if we do a future financing at a price less than $2.27, the conversion rate of the debentures will be adjusted down to 112% of that decreased price and additional shares of our common stock would be issuable upon such conversion. The terms of the warrants sold in connection with the convertible debentures also provide for antidilution protection, so that the exercise price for such warrants would be adjusted down to the decreased price in the event of a dilutive financing, or on a weighted-average basis if there are no longer any convertible debentures outstanding. The issuance of additional shares upon conversion of the debentures would result in further dilution of the ownership interest of our other existing investors, and a decrease in the warrant exercise price may cause a decline in our stock price.

   If a decline in our share price causes the total market value of our stock to drop below $35 million, we may be delisted from the Nasdaq SmallCap Market which will affect your ability to buy or sell shares of our stock and might place us in default under the terms of our convertible debentures.

     Our common stock is currently listed on the Nasdaq SmallCap Market. In order to remain listed on the Nasdaq SmallCap Market, we must, among other things have a market value of listed securities of $35 million. As of July 28, 2003, we had 32,135,493 shares outstanding, so we would need to maintain a minimum share price of at least $1.09 in order to meet the market value requirement and, in any event, a minimum bid price of $1.00 in order to meet another Nasdaq listing requirement. Although our last reported share price as of July 28, 2003 was $2.25, it was briefly below $1.00 on September 28, 2001, was only $1.68 (average of high and low) as recently as February 19, 2003 and may drop below $1.00 again. If this happens for an extended period of time, our shares may be delisted from the Nasdaq SmallCap Market.

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

     Foreign Exchange. The financial statements of Matritech GmbH are translated in accordance with SFAS No. 52, Foreign Currency Translation. The functional currency of our foreign subsidiary is the local currency (Euro), and accordingly, all assets and liabilities of the foreign subsidiary are translated using the exchange rate at the balance sheet date except for intercompany receivables which are of long-term-investment nature, and capital accounts which are translated at historical rates. Revenues and expenses are translated at average rates during the period. Adjustments resulting from the translation from the financial statements of the Matritech GmbH into U.S. Dollars are excluded from the determination of net income and are accumulated in a separate component of stockholders’ equity. Foreign currency transaction gains and losses are reported in the accompanying consolidated statements of operations and are immaterial to the results of operations. We had sales denominated in foreign currency of approximately $1,490,000 for the six months ended June 30, 2003.

Item 4. Controls and Procedures

     The Chief Executive Officer and Chief Financial Officer performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2003 in ensuring the reporting of material information required to be included in our periodic filings with the SEC.

     There were no changes in our internal controls over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

     A former employee and their spouse filed a claim for damages in December 2002, against One Nevada Realty Trust, Joseph Biotti, Trustee, care of Francis Biotti, in Superior Court, Middlesex County, Cambridge, Massachusetts. We are not a named party in the litigation. However, we lease office and laboratory space from One Nevada Realty Trust and the complaint alleges that the employee slipped and fell on our premises while employed by us.

     The lawsuit is seeking damages, including loss of consortium, of approximately $1.1 million from One Nevada Realty Trust alleging that One Nevada Realty Trust was negligent in maintaining its property. On April 7, 2003, One Nevada Realty Trust informed us of the litigation and invoked an indemnification clause in the lease between One Nevada Realty Trust and us. The lease provides that we hold One Nevada Realty Trust harmless and indemnified for injuries to persons on the premises in connection with the Company’s use of the premises. Under our lease with One Nevada Realty Trust, we are responsible for maintenance of the leased premises.

     Our insurer has notified One Nevada Realty Trust that any payment it makes, if any, will occur only if an award to the litigant exceeds the valid and collectible insurance available to One Nevada Realty Trust. We have not accrued for any potential losses because we believe that an adverse determination is not probable and the amount of loss, if any, cannot be reasonably estimated. We successfully resolved the employee’s Workman’s Compensation Claim with respect to this incident in May of 2002.

Item 2. Changes in Securities and Use of Proceeds.

          None.

Item 4. Submission of Matters to a Vote of Security Holders

      (a) The annual meeting of stockholders of Matritech (the “Annual Meeting”) was held on June 13, 2003.

      (b) The following directors were elected at the Annual Meeting:

	Votes

Election of Directors	For	Withheld

Stephen D. Chubb	24,744,243	1,233,552
David L. Corbet	24,746,343	1,231,452
Judith Kurland	25,000,324	977,471
Richard A. Sandberg	24,941,685	1,036,110
T. Stephen Thompson	24,845,136	1,132,659
C. William Zadel	24,862,786	1,115,009

      (c) The following other matters were proposed and voted upon as indicated.

To approve a potential issuance of up to $3 million of additional convertible debentures and warrants and to approve the potential issuance of more than 6,426,127 shares of common stock if required to fulfill our various obligations under both current and additional convertible debentures and warrants. With 5,414,161 voting for, 1,421,235 voting against, and 19,142,399 abstaining or subject to broker non-votes, the proposal was passed.

To approve amendments to the Company’s Amended and Restated Certificate of Incorporation, as amended, (1) to allow holders of 10% of the Company’s common stock to call a special meeting of the stockholders, and (2) to lower the stockholder vote required to remove one or more or all the directors from 75% to 51%. With 6,673,911 voting for, 203,177 against, and 19,100,707 abstaining or subject to broker non-votes, the proposal was not passed.

To ratify the selection of the firm PricewaterhouseCoopers LLP to serve as auditors for the fiscal year ending December 31, 2003. With 25,896,675 voting for, 62,250 voting against, and 18,870 abstaining, the proposal was passed.

Item 5. Other Information

          None.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

	31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

	31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

	32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

One April 1, 2003, we filed a Current Report on Form 8-K reporting on Items 5 and 7.

On May 7, 2003, we filed a Current Report on Form 8-K furnishing information on Item 9.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MATRITECH, INC.

Date: August 7, 2003	By:	/s/ Stephen D. Chubb

Stephen D. Chubb
Director, Chairman and Chief Executive Officer
(principal executive officer)

Date: August 7, 2003	By:	/s/ Richard A. Sandberg

Richard A. Sandberg
Director, Vice President, Chief Financial Officer and
Treasurer
(principal accounting and financial officer)