Form 10-Q
period 2003-09-30
MATRITECH INC/DE/
filed 2003-11-12
CIK 884847

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934:
For the quarterly period ended September 30, 2003

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

     As of November 1, 2003, there were 35,775,966 shares of the Registrant’s Common Stock outstanding.

MATRITECH, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

MATRITECH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2002	2003

		(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,172,013	$3,413,743
Accounts receivable less allowance of $23,591 in 2002 and 2003	719,039	486,621
Inventories, net	497,913	585,085
Prepaid expenses and other current assets	173,812	312,681

Total current assets	5,562,777	4,798,130

Property and equipment, at cost:
Laboratory equipment	2,287,360	2,407,368
Office equipment	321,901	375,028
Laboratory furniture	62,739	62,739
Leasehold improvements	88,865	88,865
Automobiles	39,130	43,489

	2,799,995	2,977,489
Less — Accumulated depreciation and amortization	1,837,048	2,038,363

	962,947	939,126

Goodwill	132,615	132,615
Other assets	114,337	440,662
Receivable from related party	45,497	28,254

	$6,818,173	$6,338,787

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of notes payable	$159,741	$1,671,484
Accounts payable	433,080	328,579
Accrued expenses	843,392	869,171
Deferred revenue	462,783	376,338

Total current liabilities	1,898,996	3,245,572

Notes payable, less current maturities	316,433	2,602,616
Deferred revenue	763,759	710,416

Total liabilities	2,979,188	6,558,604

Commitments and Contingencies
STOCKHOLDERS’ EQUITY:
Preferred stock, $1.00 par value
Authorized—4,000,000 shares
Issued and outstanding—no shares	—	—
Common stock, $0.01 par value
Authorized—60,000,000 shares
Issued and outstanding—32,128,243 shares in 2002 and 32,132,493 shares in 2003	321,282	321,820
Additional paid-in capital	74,694,619	76,111,572
Deferred compensation	(35,710)	—

	December 31,	September 30,
	2002	2003

		(unaudited)
Accumulated other comprehensive income (loss)	(20,619)	70,985
Accumulated deficit	(71,120,587)	(76,724,194)

Total stockholders’ equity (deficit)	3,838,985	(219,817)

	$6,818,173	$6,338,787

The accompanying notes are an integral part of these condensed consolidated financial statements.

MATRITECH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2003	2002	2003

Revenues:
Product sales	$775,758	$1,051,477	$2,283,787	$2,955,274
Alliance and collaboration revenue	7,836	119,833	165,428	269,529

Total revenue	783,594	1,171,310	2,449,215	3,224,803
Expenses:
Cost of product sales	520,442	476,862	1,539,818	1,548,577
Research, development and clinical	949,313	636,242	2,930,707	2,034,130
Selling, general and administrative	1,443,217	1,659,813	4,208,206	4,908,487

Total operating expenses	2,912,972	2,772,917	8,678,731	8,491,194

Loss from operations	(2,129,378)	(1,601,607)	(6,229,516)	(5,266,391)

Interest income	15,592	12,624	62,902	56,572
Interest expense	7,764	193,585	13,065	393,788

Net loss	$(2,121,550)	$(1,782,568)	$(6,179,679)	$(5,603,607)

Basic and diluted net loss per common share	$(0.07)	$(0.06)	$(0.20)	$(0.17)

Basic and diluted weighted average number of common shares outstanding	30,666,439	32,150,176	30,253,978	32,130,292

The accompanying notes are an integral part of these condensed consolidated financial statements.

MATRITECH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
	September 30,

	2002	2003

Cash Flows from Operating Activities:
Net loss	$(6,179,679)	$(5,603,607)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	136,971	191,510
Amortization of deferred compensation	53,577	35,710
Compensation related to issuance of common stock warrants	13,588	—
Accretion of debt discount	—	187,929
Issuance of common stock for interest	—	93,750
Changes in assets and liabilities:
Accounts receivable	(143,378)	249,661
Inventories	(145,217)	(87,172)
Prepaid expenses and other current assets	31,883	19,505
Other assets	(22,089)	(9,576)
Accounts payable	(128,796)	(104,501)
Accrued expenses	(11,469)	25,779
Deferred revenue	181,872	(139,788)

Net cash used in operating activities	(6,212,737)	(5,140,800)

Cash Flows from Investing Activities:
Purchases of property and equipment	(553,078)	(158,066)

Net cash used in investing activities	(553,078)	(158,066)

Cash Flows from Financing Activities:
Payments on notes payable	(56,651)	(115,959)
Proceeds from note payable	410,000
Proceeds from convertible debentures and warrants, net	—	4,556,083
Proceeds from sale of common stock and warrants	4,139,910	—
Proceeds from exercise of common stock warrants	11,000	—
Proceeds from exercise of common stock options	9,589	335
Proceeds from issuance of common stock under employee stock purchase plan	23,453	12,250

Net cash provided by financing activities	4,537,301	4,452,709

Effect of foreign exchange on cash and cash equivalents	28,566	87,887

Decrease in cash and cash equivalents	(2,199,948)	(758,270)
Cash and cash equivalents, beginning of period	4,819,733	4,172,013

Cash and cash equivalents, end of period	$2,619,785	$3,413,743

Supplemental Cash Flow Information:
Cash paid during the period for interest	$13,065	$79,859

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

     We will continue to seek to raise additional capital and will consider various financing alternatives, including equity or debt financings and corporate partnering arrangements. However, we may not be able to raise needed capital on terms that are acceptable to us, or at all. If we raise funds on unfavorable terms, we may provide rights and preferences to new investors which are not available to current shareholders. In addition, our existing financing arrangements contain anti-dilutive provisions which may require us to issue additional securities if certain conditions are met. If we do not receive additional financing or do not receive an adequate amount of additional financing, we will be required to curtail our expenses by reducing research and/or marketing or by taking other steps that could hurt our future performance, including but not limited to, the premature sale of some or all of our assets or product lines on undesirable terms, merger with or acquisition by another company on unsatisfactory terms or the cessation of operations. Any future equity financings will dilute the ownership interest of our existing investors and may have an adverse impact on the price of our common stock. Any of the foregoing steps will have a material adverse effect on our business, financial condition and results of operations. There can be no assurance that capital will be available on terms acceptable to us, if at all.

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

     Deferred revenue consists of the following:

	December 31,	September 30,
	2002	2003

Non-refundable fees	$866,676	$841,761
Deferred product revenue	359,866	244,993

	$1,226,542	$1,086,754

     (c)  Debt Issuance Costs

     Costs to complete convertible debenture offerings are deferred as debt issuance costs and included in other assets and other current assets on the consolidated balance sheet. The costs are amortized based on the effective interest method over the term of the related debt issuance. The amortization of these costs is included in interest expense on the consolidated statement of operations. Debt issuance costs totaled approximately $475,000 at September 30, 2003.

     (d)  Inventories

     Inventories are stated at the lower of cost (determined on a first-in first-out basis) or market and consist of the following:

	December 31,	September 30,
	2002	2003

Raw materials	$160,862	$157,210
Work-in-process	3,667	4,407
Finished goods	270,205	365,855
Consignment inventory (associated with deferred revenue)	63,179	57,613

	$497,913	$585,085

     (e)  Net Loss Per Common Share

     We compute earnings per share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share. Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the year. Diluted loss per share is the same as basic loss per share as the effects of our potential common stock are antidilutive. Potential common stock consists of stock options, warrants, and convertible debentures as well as 12,262 contingently issuable shares of common stock held in escrow in connection with the Matritech GmbH acquisition at September 30, 2002. The number of antidilutive securities excluded from the computation of diluted loss per share were 3,690,889, and 5,738,391 for the periods ended September 30, 2002 and 2003, respectively.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2002	2003	2002	2003
Reported net loss	$(2,121,550)	$(1,782,568)	$(6,179,679)	$(5,603,607)
Other comprehensive income
Foreign currency translation adjustments	9,255	8,918	33,726	91,604

Comprehensive loss	$(2,112,295)	$(1,773,650)	$(6,145,953)	$(5,512,003)

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

     The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2002	2003	2002	2003
Net loss attributable to common stockholders	$(2,121,550)	$(1,782,568)	$(6,179,679)	$(5,603,607)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all rewards	(222,819)	(249,003)	(687,920)	(775,722)

Pro forma net loss	$(2,344,369)	$(2,031,571)	$(6,867,599)	$(6,379,329)

Amounts per common share:
Basic and diluted – as reported	$(0.07)	$(0.06)	$(0.20)	$(0.17)

Basic and diluted – pro forma	$(0.08)	$(0.06)	$(0.23)	$(0.20)

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

     (h)  Recent Accounting Pronouncements

     In November 2002, the EITF published Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables (“EITF Issue No. 00-21”), which addresses how to determine whether a revenue arrangement involving multiple deliverables contains more than one unit of accounting for the purposes of revenue recognition and how the revenue arrangement consideration should be measured and allocated to the separate units of accounting. EITF Issue No. 00-21 applies to all revenue arrangements that we enter into after June 30, 2003. The adoption of EITF Issue No. 00-21 did not have a material impact on our financial condition or results of operations.

     In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risk will not be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed. FIN 46 also requires enhanced disclosure requirements related to variable interest entities. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. We do not have any variable interest entities.

     In May 2003, the FASB issued SFAS 150, Accounting For Certain Financial Instruments with Characteristics of Both Liabilities and Equity, which establishes standards for how an issuer of financial instruments classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) if, at inception, the monetary value of the obligation is based solely or predominantly on a fixed monetary amount known at inception, variations in something other than the fair value of the issuer’s equity shares or variations inversely related to changes in the fair value of the issuer’s equity shares. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise became effective for us on July 1, 2003. The adoption of SFAS 150 did not have a material impact on our financial condition or results of operations.

3. Convertible Debt

     On March 31, 2003, we completed a private placement of 7.5% Convertible Debentures (the “Convertible Debentures”) in an aggregate subscription amount equal to $5 million and accompanying Warrants (the “March Warrants”) for an aggregate of 784,314 shares of our common stock, including a Warrant for 98,039 shares issued to a placement agent in connection with this transaction (the “March Private Placement”).

     Upon issuance, the Convertible Debentures were convertible into shares of our common stock at a conversion price of $2.55, but are subject to downward adjustment (with certain limited exceptions) upon any dilutive issuances of our securities to an amount equal to 112% of the price at which such dilutive issuance is deemed to be made. These terms create the potential for issuance of additional shares of our common stock upon conversion of the Convertible Debentures. On October 15, 2003 we completed a sale of common stock which has been deemed to be a dilutive issuance under the terms of the Convertible Debentures. As a result, the Convertible Debentures are currently convertible into 2,673,797 shares of our common stock at a price of $1.87 per share, representing an increase of 713,012 shares from the terms of the Convertible Debenture original issue. The value of these additional shares will be treated as additional interest expense over the term of the debentures.

     The Convertible Debentures bear interest at the rate of 7.5% per annum, payable quarterly, and permit us, in certain circumstances, to make such interest payments in shares of common stock based on a 5% discount to the valuation of the common stock. The Convertible Debentures are redeemable in monthly installments equal to 1/26th of the aggregate subscription amounts paid for such Convertible Debentures, such monthly payments to commence on March 1, 2004. The monthly redemption payments, subject to certain conditions, may also be made in shares of common stock based on a 10% discount to valuation.

     The March Warrants to purchase shares of our common stock are immediately exercisable until March 30, 2008. At issuance, the March Warrants were exercisable for 784,314 shares of our common stock at an exercise price of $2.278. The exercise price of the Warrants will be adjustable down to the deemed issuance price of any subsequent dilutive issuances (subject to certain limited exceptions), and after the Convertible Debentures are no longer outstanding, the exercise price of the Warrants will be adjustable downward on a weighted-average basis upon any such subsequent dilutive issuance. On October 15, 2003 we completed a sale of common stock which has been deemed to be a dilutive issuance under the terms of the March Warrants. As a result, the exercise price of the March Warrants was adjusted downward; these warrants are currently exercisable to purchase shares of our common stock at a price of $1.67 per share.

     In addition, in the event our stock price meets certain levels and there is an effective registration statement covering the shares of common stock underlying the Convertible Debentures and the March Warrants issued in connection with the first closing, a second closing may be held, at our option, with the same purchasers for the issuance of additional Convertible Debentures in an aggregate subscription amount of $3 million and additional Warrants for an amount of shares equal to 35% of the number of shares for which such additional Convertible Debentures are initially convertible. We have filed a registration statement for such shares which was declared effective on June 19, 2003.

     The Convertible Debentures may become immediately due and payable at a premium of 120% of the outstanding principal amount plus accrued interest and damages in the event of default by us of certain covenants and also obligate us to pay damages and interest upon certain events. Events of default under the Convertible Debentures include, among other things, failure to remain listed on any of the Nasdaq SmallCap Market, New York Stock Exchange, American Stock Exchange or the Nasdaq National Market, sale or disposition of our assets in excess of 33% of our total assets, failure to timely deliver stock certificates upon conversion, and default on our existing or future liabilities in excess of $150,000. In addition, the terms of the March Private Placement prohibit us from entering into obligations that are senior to the Convertible Debentures and place certain restrictions on our ability to raise additional capital through equity issuances, and an ability to match any additional funds raised on the same terms.

     The proceeds of $5 million, less closing costs, were allocated between the Convertible Debentures (approximately $3,450,000) and the warrants (approximately $950,000) based on their relative fair values. The value of the warrants was calculated using the Black-Scholes pricing model with the following assumptions: dividend yield of zero percent; expected volatility of 110%; risk free interest rate of approximately 3% and a term of five years. The initial carrying value of the

Convertible Debentures is being accreted ratably, over the term of the notes, to the $5 million amount due at maturity using the effective interest method. Total closing costs were approximately $600,000 and included a warrant issued to the placement agent valued at approximately $162,000 using the Black-Scholes pricing model with the same assumptions as the warrants above. Debt issuance costs attributable to the Convertible Debenture element, which totaled approximately $475,000, have been capitalized as other assets and other current assets on the consolidated balance sheet and will be amortized over the life of the debt. In addition, the difference between the effective conversion price of the debentures into common stock and the fair value of our common stock on the date of issuance of the debentures resulted in a beneficial conversion feature totaling approximately $198,000, which was calculated in accordance with EITF 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments. This beneficial conversion feature was recorded as a debt discount and will be amortized using the effective interest rate over the life of the debt. As noted above, we completed a sale of common stock in October 2003 which has been deemed to be a dilutive issuance under the terms of the Convertible Debentures. As a result, the Convertible Debentures are currently convertible into 2,673,797 shares of our common stock at a price of $1.87 per share, representing an increase of 713,012 shares from the terms of the Convertible Debenture original. We have calculated an additional beneficial conversion charge totaling approximately $1,497,000 which will be recorded as a debt discount in the fourth quarter of 2003 and amortized over the remaining life of the debt.

4. Notes Payable

     In July 2002, we entered into a term note for $410,000 with Citizens Bank of Massachusetts to finance an equipment purchase. The term note is payable over four years, bears interest at 1% plus the bank’s prime rate (4.25% at December 31, 2002) and contains a covenant which requires us to maintain a cash balance of $250,000 at all times. This note is collateralized by the capital equipment. If the ratio of our cash and cash equivalents to total liabilities (excluding deferred revenue) is 115% or less, the bank has the right to exchange the equipment as collateral for a certificate of deposit in the amount of $317,000. At September 30, 2003 we were in default of the cash and cash equivalents to total liabilities (excluding deferred revenue) covenant. We obtained a waiver from our lender regarding our noncompliance with this covenant for this period ended September 30, 2003. We expect that we will continue to be in default of this covenant in the future and therefore recorded the remaining balance of this loan as a current liability.

5. Litigation

     As previously reported in our Form 10-Q filed on August 7, 2003, a former employee and their spouse filed a claim for damages in December 2002, against our landlord, One Nevada Realty Trust, Joseph Biotti, Trustee, care of Francis Biotti, in Superior Court, Middlesex County, Cambridge, Massachusetts. We are not a named party in the litigation. However, our lease requires that we hold One Nevada Realty Trust harmless and indemnify it for injuries to persons on the premises in connection with the Company’s use of the premises. There have been no material developments which we have been made aware with respect to this legal proceeding. We have not accrued for any potential losses because we believe that an adverse determination is not probable and the amount of loss, if any, cannot be reasonably estimated.

6. Subsequent Event

     On October 15, 2003 we completed a private placement of 3,593,893 shares of our common stock at a price of $1.67 and warrants to purchase 1,257,861 shares of our common stock at a price of $2.45 per share for an aggregate consideration of $6,001,801 (before cash commissions and expenses of approximately $830,000). In addition, we issued warrants to various placement agents for a total of 546,553 shares at exercise prices ranging from $1.67 to $2.70. These warrants are valued at approximately $839,000. The warrants issued as part of this private placement are exercisable until October 15, 2008. The terms of this private placement place certain restrictions on our ability to raise additional capital, including a prohibition on such activity (with certain limited exceptions) for a period of 90 days after the effective date of the registration statement filed with respect to the shares of common stock and the shares underlying the warrants issued in this private placement. In addition, the terms of this private placement give the investors in the private placement the right to participate in future financings by the Company.

     On November 6, 2003, a distributor of Matritech products in the Far East acquired our common stock and warrants as part of a strategic investment in Matritech. The transaction included 299,402 shares of our common stock at a price of $1.67 and warrants to purchase 104,790 shares of our common stock at a price of $2.45 per share for an aggregate consideration of $500,001 (before expenses of approximately $10,000). The warrants issued as part of this private placement are exercisable until November 6, 2008. The terms of this private placement were essentially the same as those of the private placement that was completed by the Company on October 15, 2003.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     This Quarterly Report on Form 10-Q, our other reports and communications to our securityholders, as well as oral statements made by our officers or agents may contain forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements may relate to, among other things, our future revenue, operating income and the plans and objectives of management. In particular, certain statements contained in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” including “Factors That May Affect Future Results” constitute forward-looking statements. Actual events or results may differ materially from those stated in any forward-looking statement. Factors that may cause such differences are discussed below and in our other reports filed with the Securities and Exchange Commission (the “Commission”).

     Matritech, Inc. was incorporated in 1987 to develop, manufacture and market innovative cancer diagnostic products based on its proprietary nuclear matrix protein (“NMP”) technology. We have been unprofitable since inception and expect to incur significant operating losses for at least the next several years. For the period from inception through September 30, 2003, the Company incurred a cumulative net loss of approximately $77 million.

     The results of operations for the periods ended September 30, 2002 and 2003 include the activities of our European subsidiary, Matritech GmbH. Matritech GmbH distributes our products and third-party products in Europe.

     We are engaged in the research, production and marketing of cancer diagnostic products. Our primary research focus is on the identification of proteins in the body which are associated with or created by cancerous processes and which, when measured, can provide useful medical information to physicians. During the last five years, the principal thrust of our research has focused on discovering these substances using low-throughput research mass spectrometry. Because low-throughput research mass spectrometry technology was determined to be inadequately controllable and reproducible and too costly to create commercially viable products or services, in the last two years our research has been focused on applying high-throughput mass spectrometry methods to measure the proteins characterized as clinical candidates during discovery research and to improve the controls and reproducibility of our mass spectrometry technology.

     To develop products which will provide physicians medically useful information, we can utilize our technology in four different ways: Lab Test Kits, Point-of-Care Test Devices, Proprietary Laboratory Procedures and Cellular Analysis Systems. For technological and marketing reasons, we have decided initially to launch our newer technologies — NMP66™, NMP48™ and NMP35™ — as Proprietary Laboratory Procedures using high-throughput mass spectrometry technology.

Results of Operations

Three Months Ended September 30, 2003 Compared with the Three Months Ended September 30, 2002

     Total revenue increased to $1,171,000 from $784,000 for the quarters ended September 30, 2003 and 2002, respectively. Alliance and collaboration revenue for the quarters ended September 30, 2003 and 2002 totaled $120,000 and $8,000, respectively. Sales of our NMP22® bladder cancer product line totaled approximately $610,000 and $327,000 for the quarters ended September 30, 2003 and 2002, respectively. This increase is due to a 74% sales increase, primarily in the U.S. and Europe, and a 13% favorable exchange rate impact. During the third quarter of 2003, we shipped approximately $34,000 of our NMP22 BladderChek Device to distributors for which we did not have sufficient history to estimate returns. Accordingly, these amounts are included in deferred revenue at September 30, 2003, and will be recognized as revenue when the distributor reports to us that it has either shipped or disposed of the devices (indicating that the return period has lapsed). Product sales of the allergy products distributed by Matritech GmbH totaled approximately $416,000 and $437,000 for the quarters ended September 30, 2003 and 2002, respectively. This decrease is primarily due to a 16% sales reduction partially offset by a 12% favorable exchange rate impact.

     We recognize alliance revenue and prepaid marketing fees over the lives of the respective contracts. Deferred revenue related to various alliances and prepaid marketing fees decreased to $842,000 at September 30, 2003 from $867,000 at December 31, 2002.

     Cost of product sales decreased to $477,000 from $520,000 for the quarters ended September 30, 2003 and 2002, respectively. As a percentage of product sales, cost of sales decreased to 45% from 67% for the quarters ended September 30, 2003 and 2002, respectively. The decrease in cost of sales on a percentage basis is largely the result of increased revenue due to favorable foreign exchange rate changes, product mix and the result of fixed costs being spread over a higher quantity of units sold.

     Research, development, clinical and regulatory expenses decreased to $636,000 from $949,000 for the quarters ended September 30, 2003 and 2002, respectively. This decrease was largely due to approximately $177,000 in decreased payments to clinical sites involved in collecting specimens for testing and supplies. Supplies-related expenses decreased $29,000 and consulting expenses decreased $44,000.

     Selling, general and administrative expenses increased to $1,660,000 from $1,443,000 for the quarters ended September 30, 2003 and 2002, respectively. This increase is primarily due to increased salary-related costs of $126,000 due to higher headcount in sales and marketing and an increase in expenses totaling $79,000 due to the impact of foreign currency exchange rates.

     Interest income decreased to $13,000 from $16,000 for the quarters ended September 30, 2003 and 2002, respectively. Interest expense increased to $194,000 from $8,000 for the quarters ended September 30, 2003 and 2002, respectively, due to interest on the convertible debentures totaling $94,000 as well as the accretion to face value of the debt discount related to these debentures totaling $95,000.

Nine Months Ended September 30, 2003 Compared with the Nine Months Ended September 30, 2002

     Total revenue increased to $3,225,000 from $2,449,000 for the nine months ended September 30, 2003 and 2002, respectively. Alliance and collaboration revenue for the nine months ended September 30, 2003 and 2002 totaled $270,000 and $165,000, respectively. Sales of our NMP22 bladder cancer product line totaled approximately $1,535,000 and $899,000 for the nine months ended September 30, 2003 and 2002, respectively. This increase is due to a 53% sales increase, primarily in the U.S., Europe and the Far East, and a 18% favorable exchange rate impact. During the first nine months of 2003, we shipped approximately $138,000 of our NMP22 BladderChek Device to distributors for which we did not have sufficient history to estimate returns. Accordingly, these amounts are included in deferred revenue at September 30, 2003, and will be recognized as revenue when the distributor reports to us that it has either shipped or disposed of the devices (indicating that the return period has lapsed). Product sales of the allergy products distributed by Matritech GmbH totaled approximately $1,384,000 and $1,356,000 for the nine months ended September 30, 2003 and 2002, respectively. This increase is primarily due to a 17% favorable exchange rate impact partially offset by a 15% sales reduction.

     We recognize alliance revenue and prepaid marketing fees over the lives of the respective contracts. Deferred revenue related to various alliances and prepaid marketing fees decreased to $842,000 at September 30, 2003 from $867,000 at December 31, 2002.

     Cost of product sales increased to $1,549,000 from $1,540,000 for the nine months ended September 30, 2003 and 2002, respectively. As a percentage of product sales, cost of sales decreased to 52% from 67% for the nine months ended September 30, 2003 and 2002, respectively. The decrease in cost of sales on a percentage basis is largely the result of increased revenue due to favorable foreign exchange rate changes, product mix and the result of fixed costs being spread over a higher quantity of units sold.

     Research, development, clinical and regulatory expenses decreased to $2,034,000 from $2,931,000 for the nine months ended September 30 2003 and 2002, respectively. This decrease was largely due to decreased payments to clinical sites involved in collecting specimens for testing and supplies.

     Selling, general and administrative expenses increased to $4,908,000 from $4,208,000 for the nine months ended September 30, 2003 and 2002, respectively. This increase is primarily due to increased salary-related costs of $421,000 due to higher headcount in sales and marketing and an increase in expenses totaling $248,000 due to the impact of foreign currency exchange rates.

     Interest income decreased to $57,000 from $63,000 for the nine months ended September 30, 2003 and 2002, respectively. Interest expense increased to $394,000 from $13,000 for the nine months ended September 30, 2003 and 2002, respectively, due to interest on the convertible debentures totaling $188,000 and accretion to face value of the debt discount related to these debentures totaling $189,000.

Liquidity and Capital Resources

     Since our inception, we have financed our operations primarily through private and public offerings of our securities, issuance of debt and through funded development and marketing agreements. At September 30, 2003, we had cash and cash equivalents of $3,414,000, working capital of $1,553,000, and an accumulated deficit of $76,724,000. We believe that our existing cash resources, plans for equity financings, product sales and corporate partnerships will be sufficient to satisfy our capital needs through 2003. See Factors That May Affect Future Results – “We will need to obtain additional capital in the future and if we are unable to obtain such capital on acceptable terms, or at the appropriate time, we may not be able to continue our existing operations.”

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

     We will continue to seek to raise additional capital and will consider various financing alternatives, including equity or debt financings and corporate partnering arrangements. However, we may not be able to raise needed capital on terms that are acceptable to us, or at all. If we raise funds on unfavorable terms, we may provide rights and preferences to new investors which are not available to current shareholders. In addition, our existing financing arrangements contain anti-dilutive provisions which may require us to issue additional securities if certain conditions are met. If we do not receive additional financing or do not receive an adequate amount of additional financing, we will be required to curtail our expenses by reducing research and/or marketing or by taking other steps that could hurt our future performance, including but not limited to, the premature sale of some or all of our assets or product lines on undesirable terms, merger with or acquisition by another company on unsatisfactory terms or the cessation of operations. Any future equity financings will dilute the ownership interest of our existing investors, may result in additional anti-dilution adjustments under our Convertible Debentures and March Warrants and may have an adverse impact on the price of our common stock. Any of the foregoing steps will have a material adverse effect on our business, financial condition and results of operations. There can be no assurance that capital will be available on terms acceptable to us, if at all.

     Our operating activities used cash of approximately $5,141,000 and $6,213,000 for the nine months ended September 30, 2003 and 2002, respectively, primarily to fund our operating loss.

     Our investing activities used cash of approximately $158,000 and $553,000 for the nine months ended September 30, 2003 and 2002, respectively, primarily for the purchase of laboratory equipment.

     Our financing activities provided cash of approximately $4,453,000 and $4,537,000 for the nine months ended September 30, 2003 and 2002, respectively. The net cash provided by financing activities in the 2003 period resulted primarily from proceeds from the sale of convertible debentures and warrants, offset by payments on notes payable. The net cash provided by financing activities in the 2002 period resulted primarily from proceeds received from the sale of common stock under an equity financing agreement as well as proceeds received from the exercise of common stock warrants, net of payments on notes payable.

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

     In July 2002, we entered into a term note for $410,000 with Citizens Bank of Massachusetts to finance an equipment purchase. The term note is payable over four years, bears interest at 1% plus the bank’s prime rate (4.25% at December 31, 2002) and contains a covenant which requires us to maintain a cash balance of $250,000 at all times. This note is collateralized by the capital equipment. If the ratio of our cash and cash equivalents to total liabilities (excluding deferred revenue) is 115% or less, the bank has the right to exchange the equipment as collateral for a certificate of deposit in the amount of $317,000. At September 30, 2003 we were in default of the cash and cash equivalents to total liabilities (excluding deferred revenue)

covenant. We obtained a waiver from our lender regarding our noncompliance with this covenant for this period ended September 30, 2003. We expect that we will continue to be in default of this covenant in the future and therefore recorded the remaining balance of this loan as a current liability.

     In March 2003, we completed a private placement of $5 million of 7.5% Convertible Debentures and Warrants (the “March Warrants”) to purchase 784,313 shares of Common Stock at an initial exercise price of $2.278 (including a warrant for 98,039 shares issued to a placement agent in connection with the transaction). The Convertible Debentures are convertible into shares of our common stock and interest and redemption payments may, subject to certain circumstances, be made in shares of common stock at a discount to valuation. The Convertible Debentures may become immediately due and payable at a premium of 120% of the outstanding principal amount plus accrued interest and damages in the event of default by us of certain covenants and also obligate us to pay damages and interest upon certain events. Events of default under the Convertible Debentures include, among other things, failure to remain listed on any of the Nasdaq SmallCap Market, New York Stock Exchange, American Stock Exchange or the Nasdaq National Market, sale or disposition of our assets in excess of 33% of our total assets, failure to timely deliver stock certificates upon conversion, and default on our existing or future liabilities in excess of $150,000. In addition, the terms of the March Private Placement prohibit us from entering into obligations that are senior to the Convertible Debentures and place certain restrictions on our ability to raise additional capital through equity issuances, and an ability to match any additional funds raised on the same terms. We received net proceeds of approximately $4.5 million. A second closing may be held, at our option, for an additional aggregate subscription amount of $3 million based on the share price of our common stock reaching a certain level, but only if there is an effective registration statement covering the shares of common stock underlying the Convertible Debentures and Warrants issued in connection with the first closing. See Recent Developments and Factors That May Affect Future Results — “We have substantially increased our indebtedness and may not be able to meet our payment obligations,” “Future financings will result in additional dilution of the ownership interest of our existing investors and may have an adverse impact on the price of our common stock” and “If a decline in our share price causes the total market value of our stock to drop below $35 million, we may be delisted from the Nasdaq SmallCap Market which will affect your ability to buy or sell shares of our stock and might place us in default under the terms of our convertible debentures.”

     On October 15, 2003 and on November 6, 2003, we completed private placements of 3,593,893 and 299,402 shares respectively of our common stock at a price of $1.67 and warrants to purchase 1,257,861 and 104,790 shares respectively of our common stock at a price of $2.45 per share for an aggregate consideration of $6,501,802 (before cash commissions and expenses of approximately $800,000). In addition, we issued warrants to various placement agents for a total of 546,553 shares at exercise prices ranging from $1.67 to $2.70. The warrants issued are exercisable until October 15, 2008 and November 6, 2008 respectively. Securities included in the November 6, 2003 private placement were purchased by a distributer of our products in the Far East as part of a strategic investment in Matritech. If these private placements had been completed by September 30, 2003, our cash and cash equivalents as of that date would have been approximately $9,085,000 and our stockholders’ equity have been would have been approximately $6,949,000. These sales have been deemed to be a dilutive issuance under the terms of the Convertible Debentures and our March Warrants. As a result, the Convertible Debentures are currently convertible into 2,673,797 shares of our common stock at a price of $1.87 per share, representing an increase of 713,012 shares from the terms of the original issue, and the March Warrants are exercisable to purchase shares of our common stock at a price of $1.67 per share. The value of these additional shares will be treated as additional interest expense over the term of the debentures. The terms of this private placement place certain restrictions on our ability to raise additional capital, including a prohibition on such activity (with certain limited exceptions) for a period of 90 days after the effective date of the registration statement filed with respect to the shares of common stock and the shares underlying the warrants issued in this private placement. In addition, the terms of this private placement give the investors in the private placement the right to participate in future financings by the Company.

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

Recent Accounting Pronouncements

     In November 2002, the EITF published Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables (“EITF Issue No. 00-21”), which addresses how to determine whether a revenue arrangement involving multiple deliverables contains more than one unit of accounting for the purposes of revenue recognition and how the revenue arrangement consideration should be measured and allocated to the separate units of accounting. EITF Issue No. 00-21 applies to all revenue arrangements that we enter into after June 30, 2003. The adoption of EITF Issue No. 00-21 did not have a material impact on our financial condition or results of operations.

     In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risk will not be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed. FIN 46 also requires enhanced disclosure requirements related to variable interest entities. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. We do not have any variable interest entities.

     In May 2003, the FASB issued SFAS 150, Accounting For Certain Financial Instruments with Characteristics of Both Liabilities and Equity, which establishes standards for how an issuer of financial instruments classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) if, at inception, the monetary value of the obligation is based solely or predominantly on a fixed monetary amount known at inception, variations in something other than the fair value of the issuer’s equity shares or variations inversely related to changes in the fair value of the issuer’s equity shares. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and became effective for us beginning July 1, 2003. The adoption of SFAS 150 did not have a material impact on our financial condition or results of operations.

Research and Development

     We are engaged in the research, production and marketing of cancer diagnostic products. All of our research and development expenditures, whether conducted by our own staff or by external scientists on our behalf and at our expense, are recorded as expenses as incurred and amounted to approximately $42 million for the period since our inception in October of 1987 through September 30, 2003. Research and development expenses include the salaries and related overhead of our research personnel, laboratory supplies, payments to third parties to help us execute clinical trials, depreciation of research related equipment, legal expenses related to filing and prosecuting patents, other direct expenses and an allocation of our occupancy and related expenses based on the square footage occupied by our research and development staff and their laboratories.

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

     Product and Service Development

     To develop products which will provide physicians medically useful information, we can utilize our technology in four different ways: Lab Test Kits, Point-of-Care Test Devices, Proprietary Laboratory Procedures and Cellular Analysis Systems described below:

Lab Test Kits, such as the NMP22 Lab Test Kit, which are generally sold for use in appropriately licensed clinical laboratories or doctor’s office laboratories to perform lab testing services. These laboratories perform a service, only upon a physician’s prescription, which uses our products to test patient specimens. After testing, the laboratory provides the data it generated using the Lab Test Kit in a written report. The information in the report helps the physician determine the presence or absence of cancer.

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

Proprietary Laboratory Procedures, which are under development using our technologies for prostate and breast cancer. Proprietary Laboratory Procedures are laboratory analytical procedures which are custom designed to the instrumentation and techniques of a specific clinical laboratory to measure clinically useful proteins. Proprietary Laboratory Procedures will help us gain early market exposure and enable physicians and laboratories to gain preliminary clinical experience with our technologies prior to our developing Lab Test Kits or Point-of-Care Test Devices. Proprietary Lab Procedures are likely to be confined to a limited number of licensed clinical laboratories which would be expected to invest in the development and marketing of a lab testing service specific to their equipment, processes and personnel.

Cellular Analysis Systems, such as those which are under development by Sysmex Corporation to identify women at risk for cervical cancer, employ our technologies to identify nuclear matrix proteins such as NMP179 in cells. Such systems will utilize Sysmex’s proprietary technologies to examine thousands of cells in a short period of time (“flow cytometry”) and NMP179 to detect the presence of precancer proteins in certain cells. If aberrations from normal are found, the cells will most likely be further examined by a physician or pathologist to make the actual diagnosis of disease.

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

     We have entered into an agreement with Mitsubishi to develop a Proprietary Laboratory Procedure for NMP66. Our scientists believe they understand the general biological structure of the NMP66 protein identified by research mass spectrometry and are developing a Properitary Laboratory Procedure for NMP66 based on its physical and biological properties. Because we believe we understand these properties, we are also working on an immunoassay which is a necessary step for the development of a Lab Test Kit and/or a Point-of-Care Device. We have elected to concentrate our development resources on NMP66 to increase the likelihood of the timely completion of this project for Mitsubishi as well as for a potential U.S. lab partner. To accomplish this, we have diverted product development resources from the NMP48 prostate cancer project. If our development resources continue to be directed toward NMP66, we may not implement a Proprietary Lab Service for NMP48 during 2004.

     We also intend to develop Lab Test Kits and Point-of-Care Test Devices based upon our new technologies. While we have successfully configured NMP22 in these formats, there are always uncertainties involved in successfully creating products which perform reproducibly in every laboratory. Because our newer technologies detect different proteins and because they are measured in blood not in urine, we plan not only to apply several of the techniques used in developing NMP22 products but also to employ additional outside resources to complete the development of these products successfully. See Factors That May Affect Future Results — The research results we obtain in the laboratory frequently cannot be replicated in clinical trials. Given our recent progress in NMP66, we now have a goal to complete development of a Lab Test Kit and/or a Point-of-Care Test Device for NMP66 in 2005 and the other in 2006. We do not intend to begin development of a product for NMP35 until at least development for NMP66 or for NMP48 has been successfully completed.

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

     Clinical Trials

     After a product or service has been developed, the information it generates must be validated in one or more clinical trials. These activities are designed to confirm the most appropriate and useful ways to use the data generated by our products and services to help physicians diagnose and manage disease. As indicated by our NMP22 products, different clinical applications require different FDA approvals. While NMP22 has demonstrated an ability to generate information useful in more than one indication, the demonstrated success in one indication will not necessarily ensure success in another. The differences in the proteins themselves combined with the variability in the disease and the performance of other diagnostic technologies make this process subject to numerous uncertainties which can only be overcome by large, successful clinical trial studies. For each product or service, we expect to develop a claim for aiding in the diagnosis of the disease for patients who have no prior history of the disease and a claim for monitoring the course of the disease. The order in which these claims are developed may be different for each product.

     The table below summarizes our development programs, including stage of development and current FDA status.

Clinical
Protein	Form of Technology	Application	Stage of Development	FDA Status

NMP22 Bladder	Lab Test Kit	Monitoring	Commercialized	Approved
NMP22 Bladder	Lab Test Kit	Diagnosis	Commercialized	Approved
NMP22 Bladder	POC Test Device	Monitoring	Commercialized	Approved
NMP22 Bladder	POC Test Device	Diagnosis	Commercialized	Approved
NMP179 Cervical	Non-Slide-Based Cellullar	Identifying High Risk	Licensee Sysmex is	*
	Analysis System	Cases	conducting further product
development
NMP48 Prostate	Proprietary Lab Service	To Be Determined	Product/ Service Development	**
NMP48 Prostate	Lab Test Kit	To Be Determined	Product/ Service Development	*
NMP48 Prostate	POC Test Device	To Be Determined	Product/ Service Development	*
NMP66 Breast	Proprietary Lab Service	To Be Determined	Clinical Service	**
Development with Mitsubishi
NMP66 Breast	Lab Test Kit	To Be Determined	Product/ Service Development	*
NMP66 Breast	POC Test Device	To Be Determined	Product/ Service Development	*
NMP35 Colon	All	To Be Determined	Discovery Research Completed	***

*	If submitted for a screening or diagnosis application, FDA will require Premarket Approval (“PMA”). If submitted as a monitoring test, FDA may only require Premarket Clearance [“510(k)”].

**	If offered (as intended) as a service, no FDA submission is likely to be required. If the service includes a reagent such as an antibody provided by a party other than the laboratory conducting the test, the FDA requires an Analyte Specific Reagent notification.

     Spending on Research and Development Projects. Total research and development spending in 2002 was approximately $3.8 million. Total research and development spending in the first three quarters of 2003 was approximately $2 million. We expect research and development expenditures to be less than $7 million over 2003 and 2004 and to be devoted to our various programs as discussed below.

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

     NMP48, NMP66 & NMP35. Over the next two years, research and development funds will be spent principally to develop both products and services for NMP48, NMP66 and NMP35 and to improve the controls, reproducibility and costs of our mass spectrometry research technology. Based on our progress in the third quarter of 2003, we expect that development of NMP66 products and services will have greater emphasis in 2004 than development of products and services for NMP48 or NMP35. Depending on the ongoing results of our programs we will make decisions on how to proceed and will consider options including, but not limited to, terminating certain activities, licensing the technology to third parties or selling the technology to third parties. As a result of these uncertainties surrounding these projects we cannot reasonably estimate the likelihood of reaching the goals set forth in the table above. The nature, timing and costs of the efforts to reach those goals, and the amount or timing of the net cash inflows of our individual programs are not possible to predict.

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

     We do not currently generate revenues sufficient to operate our business and do not believe we will do so in the foreseeable future. In our fiscal year ended December 31, 2002, we had a net loss of $8.3 million, and as of September 30, 2003, we only had $3.4 million of cash and cash equivalents. As a result, we must rely on our ability to raise capital from outside sources in order to continue operations in the long-term. In March, 2003 we completed a sale of convertible debentures and accompanying warrants and in October and November, 2003 we completed a sale of common stock and accompanying warrants. We will continue to seek to raise additional capital through various financing alternatives, including equity or debt financings and corporate partnering arrangements. However, we may not be able to raise needed capital on terms that are acceptable to us, or at all.

     The terms of our recent sales of convertible debentures and common stock greatly restrict our ability to raise capital. Under the terms of our convertible debenture financing, we are prohibited from entering into obligations that are senior to the debentures. Under the terms of our common stock financing, we are prohibited from raising funds through the sale of our common stock or the sale of securities convertible or exercisable into our common stock (with certain limited exceptions) for a period of 90 days after the effective date of the registration statement filed with respect to such financings. The purchasers of the convertible debentures and common stock also have rights, under the terms of those financings, to participate in our future financings. These provisions may severely limit our ability to attract new investors and raise additional financing on acceptable terms. In addition, in order to attract such new investors and obtain additional capital, we may be forced to provide rights and preferences to the new investors which are not available to current shareholders.

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

     As a result of the recent sale of convertible debentures, we have substantially increased our indebtedness from approximately $475,000 to approximately $4.2 million. In addition, the terms of the sale of the convertible debentures provide for the issuance, at our option, of up to an additional $3 million in aggregate principal amount of convertible debentures if the volume weighted average price of our stock is at least $2.75 over a period of 15 consecutive trading days and there is an effective registration statement covering the shares underlying the convertible debentures and accompanying warrants already issued. The registration statement for such shares became effective on June 19, 2003. If our stock price meets the required threshold we are likely but not certain to redeem the additional convertible debentures with common stock, which would increase our indebtedness to approximately $7.2 million in principal.

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

     Matritech GmbH, our European subsidiary, accounted for approximately 74% of our sales for the fiscal year ended December 31, 2002 and 75% of our sales for the nine months ended September 30, 2003. Accounts of our European subsidiary are maintained in Euros and are translated into U.S. Dollars. To the extent that foreign currency exchange rates fluctuate in the future, we may be exposed to continued financial risk. During the first nine months of 2003, exchange rate fluctuations were favorable as indicated in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” However, rate changes in the future may lead to unfavorable results.

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

     While 61% of our 2002 revenues and 43% of our revenues for the nine months ended September 30, 2003 were attributable to sales of allergy products by our European subsidiary, we expect that the majority of our future revenue growth will come from sales of our NMP22 Lab Test Kit and NMP22 BladderChek Device. Marketing of our NMP22 products has been done primarily through our own salesforce in Germany and through distributors in the rest of the world, including the United States.

     For 2002, NMP22 sales made by our own salesforce represented 54% of NMP22 revenues and distributors accounted for the rest. Many of these distributors have exclusive or co-exclusive rights to sell our NMP22 products in their designated territories. Because we generally do not deal directly with customers when selling through distributors, our ability to reach profitability depends in great part on increased sales by these principal distributors.

     We have minimal control over our distributors, and these distributors may or may not be under contractual obligation to purchase our products. The failure or delay by a distributor in selling our products or any material breach of their agreements with us could have significant adverse effects on our future revenues. In addition, we may be unable to enter into additional distribution relationships on favorable terms, if at all.

     We may also find it necessary, in the future, to use our own resources in territories where we have lost, do not have, or do not intend to use distributors. Any such internal sales effort will take a considerable amount of time and money, and may not meet with success.

     We are significantly expanding our own selling, distribution and collection resources for sales of our NMP22 products in the United States which will increase our near-term cash requirements to support a larger employee salesforce, to pay for order processing, shipping and collection costs normally borne by distributors and to finance the accounts receivable from physician practices.

     We recently amended our distribution agreement with our U.S. distributor. Among the changes, we now have the responsibility for sales of NMP22 BladderChek Devices to urologists including invoicing and collecting the revenue from sales. Although we had a six-person sales force during most of the third quarter to support sales of our NMP22 BladderChek Device to urologists in the U.S., our internal marketing and sales resources are not presently capable of assuming all of our distributor’s responsibilities. With some of the proceeds of our October 2003 financing, we are increasing our sales and marketing expenditures and adding order processing, shipping and collection resources to perform functions which have, until recently, been performed by our U.S. distributor. Matritech has little experience in performing these functions in the United States to support sales directly to physicians and the time and cost to create these resources combined with the risk that they may not be implemented effectively increases the risk that the rate of sales growth for BladderChek will slow or even that sales will decline and we will need additional financings in order to implement our plans.

     In addition, sales of products directly to physicians may result in larger accounts receivable than sales to distributors and increases the risk that accounts receivable will not be collected. Carrying larger accounts receivable balances and assuming greater collection risk may also increase our financing requirements.

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

     We expect that our lab test kits and our point-of-care test devices will compete with existing FDA-approved tests, including tests known as BTA, UroVysion and ImmunoCyt bladder cancer tests, which have been approved for monitoring bladder cancer; a test known as CEA, which is used primarily for monitoring colorectal and breast cancers; a test known as CA19.9, which is used primarily for monitoring colorectal and gastric cancers; a test known as PSA, which is used primarily for monitoring and screening prostate cancer; tests known as TRUQUANT® BR RIA, CA15.3 and CA27.29, which are used for monitoring breast cancer; and specimen collection and analysis systems known as ThinPrep (Cytyc) and SurePath(TriPath). We are also aware of a number of companies that have announced that they are engaged in developing cancer diagnostic products based upon oncogene technology. Our diagnostic products will also compete with more invasive or expensive procedures such as minimally invasive surgery, bone scans, magnetic resonance imaging and other in vivo imaging techniques. In addition, other companies may introduce competing diagnostic products based on alternative technologies that may adversely affect our competitive position. As a result, our products may become obsolete or non-competitive.

     Healthcare reform measures, third-party reimbursement policies and physician or hospital preferences could limit the per-product revenues for our products.

     Our ability to commercialize our planned products successfully will depend in part on the extent to which reimbursement for the services based on our products will be available from government health administration authorities, private health insurers and other third-party payors. In the case of private insurers, the reimbursement of any medical device (or a service based on a medical device) approved either solely for investigational use or for research use is at the discretion of the patient’s individual carrier. Even if use of a device or the performance of a service has been previously approved for reimbursement, the insurance carrier may decide not to continue to reimburse it at all, not to continue to reimburse it for certain medical applications and/or to decrease the reimbursement amount. In addition, even if we are able to successfully sell our products to managed care providers, it is possible that these sales will involve significant pricing pressure and keep our per-product revenues low. If we develop a proprietary lab service we do not expect third-party reimbursement until we obtain FDA approval for a product which generates similar information.

     Healthcare reform is an area of continuing attention and a priority of many governmental officials. Certain reform proposals, if adopted, could impose additional limitations on the prices we will be able to charge for our products or the amount of reimbursement available for our products from governmental agencies or third-party payors. While we cannot predict whether any of these legislative or regulatory proposals will be adopted or the effect that these proposals may have on our business, the announcement or adoption of these proposals could hurt our business by reducing demand for our products or increasing the pressure on the prices we charge and could hurt our stock price because of investor reactions.

     The preferences of physicians, hospitals, clinics and other customers may also limit our per-product revenue because their profit expectations when purchasing our product may influence their use and ordering behavior. Physicians have developed an expectation for generating profits when they purchase devices for use in their practice. To the extent that we are not able to price our product to provide such an opportunity, sales of our devices may suffer.

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

•	we and our distributors are required to comply with record keeping requirements and to report adverse experiences with the use of the devices we make and distribute;

•	we are required to register our establishments and list our devices with the FDA and are subject to periodic inspections by the FDA and certain state agencies; and

•	our products are required to be manufactured in accordance with a series of complex regulations known as Quality System Regulations which impose procedural and documentation requirements on us with respect to manufacturing and quality assurance activities.

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

     We believe the future success of our business will depend not only on the successful commercialization of our lab test kits and point-of-care devices, but also in part upon developing a service business based on proprietary laboratory procedures which will be custom designed to the instrumentation and techniques of a specific clinical laboratory to measure clinically useful proteins. We are currently working on development of such proprietary laboratory procedures using our technologies for prostate and breast cancer, but we have no demonstrated success in this area. In addition, because we expect that use of our proprietary lab procedures will likely be confined to a limited number of licensed clinical laboratories who would be expected to invest in the development and marketing of a lab testing service specific to their equipment, processes and personnel, the success of these procedures will be dependent upon acceptance by the applicable laboratories. Although we may complete our product development efforts to our satisfaction, we may not obtain the agreement and approval from our clinical lab partner that the technology works adequately in their laboratory environment or that it has the medical performance and information value that they originally expected. Because proprietary laboratory procedures utilize technologies which are, by their nature, more sensitive and more operator-dependent than the technologies involved in products such as lab test kits and point-of-care test devices, the risks regarding successful commercial acceptance are increased in this area.

     We have no demonstrated success in developing cellular analysis systems and any future success in this area will be highly dependent upon Sysmex.

     We believe the future success of our business will also depend, in part, upon Sysmex Corporation developing a satisfactory Cellular Analysis System to be used to measure clinically useful cervical cancer proteins. Even if Sysmex completes its product development efforts to their satisfaction, they are expected to face significant obstacles (including but not limited to those set forth in the following paragraph) in developing a system which will be approved by the FDA and selling such systems to pap smear laboratories at a satisfactory price. Our success in cervical cancer Cellular Analysis Systems is almost completely dependent on the success of Sysmex in utilizing our technology and on their ability to educate physicians, patients, insurers and their distributors about the medical utility of their new products. Even if they successfully educate the market, competing products may prevent them from gaining wide market acceptance.

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

     We currently assemble our NMP22 Lab Test Kits and NMP22 BladderChek Devices in our Newton facility but we rely on subcontractors for certain components and processes for each of these products. We do not have alternative suppliers for certain key components and processes which are provided by some subcontractors. If the units or components from these suppliers or the services of these assemblers should become unavailable for any reason, including their failure to comply with FDA regulations, we would need to seek alternative sources of supply or assembly. In order to maintain the FDA acceptance of our manufacturing process, we would have to demonstrate to the FDA that these alternative sources of supply are equivalent to our current sources. Although we attempt to maintain an adequate level of inventory to provide for these and other contingencies, if our manufacturing processes are disrupted because key components are unavailable, because new components must be revalidated or because an assembler fails to meet our requirements, we may be forced to modify our products to enable another subcontractor to meet our sales requirements or we may be required to cease production of such products altogether until we are able to establish an adequate replacement supplier. Disruptive changes such as these may make us unable to meet our sales commitments to customers. Our failure or delay in meeting our sales commitments could cause sales to decrease and market share to be lost permanently, and could result in significant expenses to obtain alternative sources of supply or assembly with the necessary facilities and know-how.

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

     If the products we distribute which are made by other companies should become unavailable or not meet quality standards, we may be unable to meet customer need.

     If products we distribute, but do not manufacture, should become unavailable for any reason, including their failure to meet necessary quality or performance standards, we would need to seek alternative sources of supply. If we are unable to find alternative sources of an equivalent product we may be required to cease distribution of this type of product, which could cause sales to decrease and market share to be lost permanently. Furthermore, if products which we distribute, but do not manufacture, should be found faulty, we may be sued for product-related liabilities, such as loss of reputation of the parties who purchased the products and provided incorrect information as a result of their use.

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

     Our NMP22 BladderChek Device uses test strips composed of an absorbent material that will soak up urine from a small reservoir at one end of the container housing the test strip and expose the urine to chemicals and antibodies arranged on the surface of or imbedded in the test strip. After a short period of time and after a reaction with our proprietary antibodies, a test result will appear in a window located on the container housing the test strip. The manufacture, use, sale, or import of point-of-care products which include this test strip technology in certain jurisdictions will require us to obtain patent licenses. We are currently selling NMP22 BladderChek Devices and are attempting to obtain appropriate licenses or waivers. If we are unable to obtain patent licenses to permit us to make, use, sell, or import such products in the United States or in certain other jurisdictions, we will have to stop selling the point-of-care product until the expiration of the relevant patents or until we are able to arrive at a design solution that uses a different technology. In addition, we may also be subject to litigation that seeks a percentage of the profit we have made from the sale of our point-of-care tests. We have accrued estimated royalties on sales of the NMP22 BladderChek Device based on our estimates of customary royalty rates but have received no assurances that such accruals will be adequate to pay any royalties due if and when we complete a licensing agreement.

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

     The market price of our common stock has historically been, and we expect it to continue to be, volatile. This price has ranged between $3.00 and $1.55 in the fifty-two week period prior to October 16, 2003. The stock market has from time to time experienced extreme price and volume fluctuations, particularly in the biotechnology sector, which have often been unrelated to the operating performance of particular companies. Factors such as announcements of technological innovations or new products by our competitors or disappointing results by third parties, as well as market conditions in our industry, may significantly influence the market price of our common stock. For example, in the past our stock price has been affected by announcements of clinical trial results and technical breakthroughs at other biotechnology companies. Our stock price has also been affected by our own public announcements regarding such things as quarterly earnings, regulatory agency actions and corporate partnerships. Consequently, events both within and beyond our control, may cause shares of Matritech stock to lose their value rapidly.

     In addition, sales of a substantial number of shares of our common stock by stockholders could adversely affect the market price of our shares. In fiscal year 2002, our shares had an average daily trading volume of only approximately 71,000 shares. In connection with our recent sale of convertible debentures and accompanying warrants, we have recently filed a resale registration statement covering up to 5,371,332 shares for the benefit of our investors. In addition, in connection with our recent sale of common stock and accompanying warrants, we are required to file a resale registration statement covering approximately 5,419,000 shares for the benefit of our investors. We have also filed resale registration statements in connection with previous private placements. The actual or anticipated resale by such investors under these registration statements may depress the market price of our common stock. Bulk sales of shares of our common stock in a short period of time could also cause the market price for our shares to decline.

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

     In addition, the terms of the convertible debentures provide for antidilution adjustments. On October 15, 2003 and on November 6, 2003 we completed a sale of 3,893,295 shares of our common stock and warrants to purchase 1,362,651 shares of our common stock at a price of $2.45 per share for an aggregate consideration of $6,501,801 (before cash expenses of approximately $800,000).

This sale has been deemed to be a dilutive issuance under the terms of the Convertible Debentures and our March Warrants. As a result, the Convertible Debentures are currently convertible into 2,673,797 shares of our common stock at a price of $1.87 per share, representing an increase of 713,012 shares from the terms of the original issue, and the March Warrants are exercisable to purchase shares of our common stock at a price of $1.67 per share.

     If we do a future financing at a price less than $1.67 per common share (a “New Base Price”), the conversion rate of the debentures will be adjusted down to 112% of the New Base Price and additional shares of our common stock would be issuable upon such conversion. The terms of the March Warrants also provide for antidilution protection, so that the exercise price for such warrants would be adjusted down to the New Base Price in the event of a dilutive financing, or on a weighted-average basis if there are no longer any convertible debentures outstanding. The issuance of additional shares upon conversion of the debentures would result in further dilution of the ownership interest of our other existing investors, and a decrease in the warrant exercise price may cause a decline in our stock price.

     If a decline in our share price causes the total market value of our stock to drop below $35 million, we may be delisted from the Nasdaq SmallCap Market which will affect your ability to buy or sell shares of our stock and might place us in default under the terms of our convertible debentures.

     Our common stock is currently listed on the Nasdaq SmallCap Market. In order to remain listed on the Nasdaq SmallCap Market, we must, among other things have a market value of listed securities of $35 million. As of October 16, 2003, we had 35,775,966 shares outstanding, so we would need to maintain a minimum share price of at least $.98 in order to meet the market value requirement and, in any event, a minimum bid price of $1.00 in order to meet another Nasdaq listing requirement. Although our last reported share price as of October 16, 2003 was $1.93, it was briefly below $1.00 on September 28, 2001, was only $1.68 (average of high and low) as recently as February 19, 2003 and may drop below $1.00 again. If this happens for an extended period of time, our shares may be delisted from the Nasdaq SmallCap Market.

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

     Foreign Exchange. The financial statements of Matritech GmbH are translated in accordance with SFAS No. 52, Foreign Currency Translation. The functional currency of our foreign subsidiary is the local currency (Euro), and accordingly, all assets and liabilities of the foreign subsidiary are translated using the exchange rate at the balance sheet date except for intercompany receivables which are of long-term-investment nature, and capital accounts which are translated at historical rates. Revenues and expenses are translated at average rates during the period. Adjustments resulting from the translation from the financial statements of the Matritech GmbH into U.S. Dollars are excluded from the determination of net income and are accumulated in a separate component of stockholders’ equity. Foreign currency transaction gains and losses are reported in the accompanying consolidated statements of operations and are immaterial to the results of operations. We had sales denominated in foreign currency of approximately $2,212,000 for the nine months ended September 30, 2003.

Item 4. Controls and Procedures.

     The Chief Executive Officer and Chief Financial Officer performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2003 in ensuring the reporting of material information required to be included in our periodic filings with the SEC.

     There were no changes in our internal controls over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

     As previously reported in our Form 10-Q filed on August 7, 2003, a former employee and their spouse filed a claim for damages in December 2002, against our landlord, One Nevada Realty Trust, Joseph Biotti, Trustee, care of Francis Biotti, in Superior Court, Middlesex County, Cambridge, Massachusetts. We are not a named party in the litigation. However, our lease requires that we hold One Nevada Realty Trust harmless and indemnify it for injuries to persons on the premises in connection with the Company’s use of the premises. There have been no material developments which we have been made aware with respect to this legal proceeding.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits:

4.1	Securities Purchase Agreement, dated October 15, 2003, between Matritech, Inc. and certain purchasers of common stock and warrants (filed as exhibit 4.1 to our Current Report on From 8-K filed October 16, 2003).

4.2	Registration Rights Agreement, dated October 15, 2003, between Matritech, Inc. and certain purchasers of common stock and warrants (filed as exhibit 4.2 to our Current Report on Form 8-K filed October 16, 2003.)

4.3	Common Stock Purchase Warrant, dated October 15, 2003, between Matritech, Inc. and certain purchasers of common stock and warrants (filed as exhibit 4.3 to our Current Report on Form 8-K filed October 16, 2003.)

4.4	Securities Purchase Agreement, dated as of October 17, 2003, between Matritech, Inc. and a purchaser of common stock and warrants.

4.5	Registration Rights Agreement, dated as of October 17, between Matritech, Inc. and a purchaser of common stock and warrants.

4.6	Common Stock Purchase Warrant, dated as of November 6, 2003, between Matritech, Inc. and a purchaser of common stock and warrants.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

On August 5, 2003, we filed a Current Report on Form 8-K furnishing information on Item 12.

On October 16, 2003, we filed a Current Report on From 8-K reporting on Items 5 and 7.

On November 3, 2003, we filed a Current Report on Form 8-K reporting on Items 5 and 7.

On November 4, 2003, we filed a Current Report on Form 8-K furnishing information on Item 12.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MATRITECH, INC.

Date: November 13, 2003	By:	/s/ Stephen D. Chubb

Stephen D. Chubb
Director, Chairman and Chief Executive Officer
(principal executive officer)

Date: November 13, 2003	By:	/s/ Richard A. Sandberg

Richard A. Sandberg
Director, Vice President, Chief Financial
Officer and Treasurer
(principal accounting and financial officer)