Form 10-K
period 2003-12-31
MATRITECH INC/DE/
filed 2004-03-30
CIK 884847

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to                .

Commission File Number 0-12128

MATRITECH, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	04-2985132 (IRS Employer Identification Number)

330 Nevada Street Newton, Massachusetts (Address of Principal Executive Offices)	02460 (ZIP Code)

Registrant’s telephone number, including area code: (617) 928-0820

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $.01 Par Value	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

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

      Aggregate market value, as of June 30, 2003 of Common Stock held by non-affiliates of the registrant: $73,524,976 based on the last reported sale price on the NASDAQ SmallCap Market.

      Number of shares of Common Stock outstanding on March 1, 2004: 36,124,934.

Documents Incorporated by Reference

      The registrant intends to file a Definitive Proxy Statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2003. Certain portions of such Proxy Statement are incorporated by reference in Part III of this report.

PART I

Item 1.    Business.

Overview

        Matritech, Inc. is a biotechnology company principally engaged in the development, manufacture, marketing, distribution and licensing of cancer diagnostic technologies, products and services. We are focused primarily on the early detection of various types of cancer because treatment options may be greater and/or more successful and treatment costs may be lower when tumors are detected in their early stages. Our revenues are derived from product sales, milestone payments for development work, and royalties from licensing.

        The products we have developed are based on our proprietary nuclear matrix protein (“NMP”) technology. The nuclear matrix, a three-dimensional protein framework within the nucleus of cells, plays a fundamental role in determining cell type by physically organizing the contents of the nucleus, including DNA. We focus our research on finding differences in the types and amounts of proteins found in the tissue, blood and urine in patients with and without cancer. We design our products to detect these differences and to generate medically useful information in order to assist physicians in their diagnosis and treatment of patients.

        We currently manufacture products for detecting bladder cancer utilizing our NMP221 technology and sell them through our own direct sales force in the United States and Germany and through distributors in other countries. In Europe we also sell diagnostic products manufactured by Hitachi and others to laboratories and physicians, principally in Germany. Sysmex Corporation (“Sysmex”), a leading manufacturer of automated laboratory instruments based in Kobe, Japan, has licensed our NMP179 technology for detecting cervical cancer and is proceeding to develop a cellular analysis system to detect cervical cancer and other cervical cell abnormalities. We are also engaged in ongoing research and development work, at Matritech and through collaborations with others, to develop methods and products for the detection of cancer of the breast and prostate.

        Matritech, Inc. was incorporated in Delaware in October 1987. Our headquarters are located at 330 Nevada Street, Newton, Massachusetts 02460, and our telephone number is (617) 928-0820.

Cancer Diagnostic Market

        The principal role of any diagnostic product is to generate information that physicians or patients find useful in managing a patient’s health. Whether testing urine, blood, tissue or the entire body, the output of a diagnostic product or procedure is information that may help in making a diagnosis or in guiding therapeutic choices. The products of our own research and development are intended to help physicians and patients detect cancer at an early stage when treatment options are broader and outcomes of treatment are more effective.

        The size of the cancer diagnostic market can be measured at two different levels: the patient or insurer payments for test results generated by diagnostic products (the “Service Market”) and the payments made for the diagnostic products themselves (the “Product Market”). Generally laboratories and physicians performing tests in their offices receive patient or insurer payments in the Service Market and buy the products needed to perform these tests. In the United States, we estimate that the current size of the Service Market for urine and blood testing for bladder, prostate, and colon cancer exceeds $1.5 billion per year, the Service Market for breast cancer mammograms exceeds $2 billion per year and the Service Market for cervical cancer testing exceeds $1.5 billion per year. We also believe that the Service Market for these tests in the rest of the world is roughly equal to that of the United States. As a generality, cancer testing products comprise as little as 10% to more than 50% of the patient payment or insurer reimbursement for a given test result. As a result, we estimate that the worldwide potential market for blood, urine and cervical cellular testing products for bladder, breast, prostate, colon and cervical cancer testing could easily exceed $1 billion.

Cancer Diagnostic Product Development

        Our diagnostic product development program seeks to identify technologies which can be offered as a product or service to deliver medically useful information to physicians. Two important variables influence our technology development for the marketplace – first, the different ways that our technology can be formatted or configured to generate medical information and second, the types of information provided and medical indications targeted by our tests.

Technology Packaging – the Approach to Generating Medical Information

        We can format our technology in three different “product” forms to generate useful medical information: Lab Test Kits, Point-of-Care Test Devices and Cellular Analysis Systems. Our principal “service” format is creating a Proprietary Laboratory Procedure implemented jointly with a well established clinical laboratory.

        Each “product” or “service” format for our technology provides a modest cost test performed on blood, urine or other specimens obtained with minimal invasion into the body. These tests generally have lower cost and patient discomfort and can reduce the need for more invasive or expensive procedures for detecting and managing cancer, such as biopsy, surgery, bone scans and other in vivo imaging procedures. As discussed below, each format uses our tests use our technology in a number of different ways to generate useful information.

1 NMP22®, BladderChek® and Matritech® are registered trademarks and NMP35™, NMP48™, NMP66™ and NMP179™ are trademarks of Matritech, Inc. All other trademarks, service marks or trade names used in this report are the property of their respective owners.

Product Formats

        Point-of-Care Test Devices, such as our NMP22 BladderChek Test Device for bladder cancer, are generally sold for use in a physician’s office by medical personnel who are not required to be licensed to perform laboratory tests. Point-of-Care Test Devices are similar to the qualitative urine-based pregnancy test devices and the blood-based glucose test strips sold in pharmacies, but ours are sold for use only pursuant to a physician’s order. Sales of these devices receive our greatest attention because they generate the highest revenue per test for us, they are sold directly to the physician using the information and they enable the physician to earn money each time he performs the test.

        Lab Test Kits, such as our NMP22 Lab Test Kit, are generally sold for use in appropriately licensed clinical laboratories or doctor’s office laboratories to perform lab testing services. These laboratories perform a service, only upon a physician’s prescription, using our products to test patient specimens. After testing, the laboratory provides test results from the Lab Test Kit in a written report. Until 2003 the principal format for delivering our technology has been the Lab Test Kit. The revenue per test for Lab Test Kits is less than for Point-of-Care Test Devices but the laboratory using our product reaches physicians who are required or prefer to send their testing to an outside lab facility.

        Cellular Analysis Systems, such the cervical cancer system under development by Sysmex Corporation, employ our technologies to identify proteins such as the NMP179 protein in cells. We expect the Sysmex system will utilize visual analysis techniques to verify abnormal cells by examining thousands of cells in a short period of time (“flow cytometry”) and will include NMP179 technology to detect abnormal proteins indicating the presence of cancerous or precancerous conditions in these cells. If aberrations from normal are found, the cells will be further examined by a physician or pathologist to make the actual diagnosis of disease. Systems like these rely on our reagents as a critical component to enhance instrument performance. If Sysmex is successful in commercializing its system, we will receive a royalty on the reagents they sell to users of their systems.

Service Format

        Proprietary Laboratory Procedures, which we intend to employ for our breast cancer and prostate cancer technologies, are laboratory analytical procedures which are custom designed to the instrumentation and techniques of a specific clinical laboratory to measure clinically useful proteins. Proprietary Laboratory Procedures are likely to be confined to a limited number of licensed clinical laboratories which would be expected to invest in the development and marketing of a lab testing service specific to their equipment, processes and personnel. If such a procedure is developed in compliance with appropriate regulations, it is not expected to require FDA approval prior to launch. Proprietary Laboratory Procedures are not expected to be very profitable but instead are intended to help us gain early market exposure and to enable physicians and laboratories to gain preliminary clinical experience with our technologies prior to our developing Lab Test Kits or Point-of-Care Test Devices.

Medical Indications – the Medically Useful Information

        The medical diagnostics market covers more medical activities than just the diagnosis of disease. The cancer diagnostics market, for example, is composed of several overlapping categories, each corresponding to a different stage in the identification and management of cancer. The major categories include screening, diagnosing, staging, selecting therapies, monitoring and evaluating prognosis. The three for which our technology is best suited are screening, diagnosis and monitoring.

Screening: Cancer screening tests and procedures are used to identify asymptomatic disease in individuals who may (or may not) have risk factors for the disease, but who have no specific evidence of the disease. Screening tests such as mammograms for breast cancer, PSA tests for prostate cancer and Pap smears for cervical cancer are widely used but do not yield a final diagnosis. Instead they prompt a physician to perform additional tests and procedures in order to make a diagnosis.

Diagnosis: While a definitive diagnosis of cancer is usually made after microscopic examination of the suspected cancerous cells by a specially trained physician, numerous tests may be used to indicate the presence and/or location of disease even though the specific cells cannot be immediately identified.

Monitoring: Following diagnosis and treatment, additional tests can be used to monitor the course of the disease and the patient’s response to treatment. These monitoring tests may be repeated at regular intervals (often every three months) and may be continued for the life of an individual in order to detect the recurrence of cancer. In addition, monitoring tests are also used to evaluate a patient’s prognosis and to select appropriate therapy. Patients identified as having a high risk of recurrence will be monitored more closely and may receive more aggressive treatment.

        In the United States, blood-based or urine-based cancer diagnostic assays have generally been approved by the FDA for monitoring patients with known history of disease. Only two such tests have been approved for use in detecting cancer in previously undiagnosed individuals — the PSA test for prostate cancer and our NMP22 test for bladder cancer.

Summary of Matritech’s Product Development Programs

        The following table summarizes some of the important aspects of each of our product development programs as discussed in more detail below. The data in the table are qualified and expanded in the detailed sections following the table.

	Product		Stage of	FDA Review	Principal FDA Approved	Major Commercialization
Program	Format	Indication	Development	Status	Competitive Products(2)	Arrangements(3)

NMP22 Bladder	Lab Test Kit	Monitoring	Commercialized	Approved	BTA Trak UroVysion	(1) Fisher Scientific — U.S. — Distributor
(2) Konica Minolta — Japan — Distributor
(3) Diagnostic Products
Corporation —World —Automated
Kit Manufacturer and Distributor
(4) Matritech direct marketing —U.S.

NMP22 Bladder	Lab Test Kit	Diagnosis	Commercialized	Approved	None	(1) Fisher Scientific — U.S. — Distributor
(2) Konica Minolta — Japan — Distributor
(3) Diagnostic Products
Corporation —World —Automated
Kit Manufacturer and Distributor
(4) Matritech direct marketing —U.S.

NMP22 Bladder	Point-of- Care Test Device	Monitoring	Commercialized	Cleared	BTA Stat	(1) Matritech direct marketing —U.S. and Europe (2) Cytogen Corporation — U.S. oncologists — Distributor (3) Medical and Biological Laboratories —Japan —Distributor

NMP22 Bladder	Point-of- Care Test Device	Diagnosis	Commercialized	Approved	None	(1) Matritech direct marketing —U.S. and Europe (2) Cytogen Corporation — U.S. oncologists — Distributor

NMP179 Cervical	Automated Cellular Analysis System	Screening	Licensee Conducting Further Development	Not yet submitted	TriPath Cytyc	(1) Sysmex — World — Manufacturer and Marketer for Non- Slide-Based System

NMP66 Breast	None yet	Not Determined	Research and Development	Not yet submitted	Mammography TRUQUANT®BR RIA CA27.29, CA15.3	(1) Mitsubishi Kagaku Iastron, Inc. — Japan

NMP48 Prostate	None yet	Not Determined	Research and Development	Not yet submitted	PSA

NMP35 Colon	None yet	Not Determined	Research and Development	Premature for Review	CEA, CA19.9

2	Each of the products listed as competitive to our NMP products may compete for use in each indication for our NMP products, not simply those specifically listed in a category. Those listed for each category represent the competitive products most directly comparable in technology or approach for the given indication.

3	Other distributors not listed under major commercialization arrangements have not paid upfront fees in excess of $50,000, do not have cumulative sales in excess of $500,000 and do not have rights other than those of a conventional distributor.

Commercial Products

        Bladder Cancer Program (NMP22)

         Our first cancer program to reach commercialization is focused on detecting bladder cancer. This program is based on discoveries first made by Company scientists in 1993 of certain proteins (“NMP22”) in the urine of bladder cancer patients which were generally present at much lower levels or completely absent in individuals without bladder cancer. This program has resulted in two products — a Lab Test Kit and our BladderChek Point-of-Care Test Device — each of which has been approved by the FDA to generate medically useful information for both diagnosing and monitoring bladder cancer.

         NMP22 Test Kit for Bladder Cancer. Our first product, the NMP22 Test Kit for bladder cancer (the “NMP22 Lab Test Kit”), was approved for sale in the United States by the FDA in 1996 for use in monitoring bladder cancer, particularly in detecting occult or rapidly recurring bladder cancer in patients with previously diagnosed disease. In this product, our proprietary reagents detect NMP22 in a semi-automated 96-well microtiter plate format used by licensed clinical laboratories to test urine specimens. Exclusive of the time to transport the specimen to the lab and the time to deliver the test report to the physician, the test requires about four hours to provide a completed result. In 2000, the FDA approved the NMP22 Lab Test Kit for use in diagnosing bladder cancer in individuals who have had no previous diagnosis of bladder cancer but who have symptoms of or are at risk for bladder cancer.

         Approach to Market: We have direct marketing and sales activities in the United States and Germany for the NMP22 Lab Test Kit. Currently, we and Fisher Scientific Company, L.L.C. (“Fisher”) both sell the NMP22 Lab Test Kit in the United States. In 1996 we entered into an exclusive agreement with ADL GmbH, a European distributor of diagnostic testing products. In 2000 we acquired ADL GmbH (now called Matritech GmbH) and since then Matritech GmbH has been selling the NMP22 Lab Test Kit directly to hospital, clinic and physician office laboratories in Germany and to distributors in other parts of Europe.

        We have various arrangements with distributors in other parts of the world. In 1994, we entered into an exclusive agreement with Konica Corporation (now Konica Minolta Medical and Graphic, Inc. “Konica”) to distribute our NMP22 Lab Test Kit in Japan. In 1998, the Japanese Ministry of Health and Welfare (“Koseisho”) approved the NMP22 Lab Test Kit for sale in Japan for use in screening previously undiagnosed patients for bladder cancer. The NMP22 Lab Test Kit is currently being marketed in Southeast Asia and China by a variety of distributors. In 1999, the State Drug Administration in the People’s Republic of China approved the NMP22 Lab Test Kit for sale for the detection and management of bladder cancer. We have retained substantially all worldwide manufacturing rights for the NMP22 Lab Test Kit.

         Fully-Automated Format of NMP22 Lab Test Kit: In 2001 we entered into an eight-year, non-exclusive product supply and marketing agreement with Diagnostic Products Corporation (“DPC”) (NYSE:DP) enabling DPC to develop and market an automated format of our NMP22 Lab Test Kit (the “Automated NMP22 Lab Test Kit”). DPC currently sells this product outside the United States and is conducting trials to demonstrate the substantial equivalence of this automated version to our FDA-approved NMP22 Lab Test Kit in order to gain FDA approval for selling the product in the U.S. DPC currently reports that they have over 7,000 automated instruments capable of performing NMP22 testing.

         NMP22 BladderChek Test Device. Our second product for bladder cancer, the NMP22 BladderChek Test Device (the “NMP22 BladderChek Device”), was cleared for sale in the United States by the FDA in 2002 for use in monitoring bladder cancer, particularly in identifying the recurrence of bladder cancer in patients with previously diagnosed disease. In April 2003, the FDA approved the NMP22 BladderChek Device for diagnosis of bladder cancer, particularly in individuals who have no previous diagnosis of the disease but who have symptoms of or are at risk for bladder cancer. In this format, our reagents to detect the NMP22 protein are configured in a device similar to a urine-based Point-of-Care Test Device for pregnancy and measure NMP22 protein in patient urine specimens. Because the device delivers a completed test result in about 30 minutes, physicians or the staff in their offices can perform the BladderChek test during a patient’s visit.

         Approach to Market: In the United States and Germany we sell the NMP22 BladderChek Device directly to urologists. In 2002 we signed a five-year exclusive agreement (subject to certain minimum purchase requirements) with Cytogen Corporation (“Cytogen”)(NASDAQ: CYTO), a manufacturer and marketer of cancer diagnostic products, providing for the distribution of the NMP22 BladderChek Device to urologists and oncologists in the United States. That agreement was amended in November, 2003 to permit Cytogen to sell NMP22 BladderChek Devices to oncologists exclusively and to permit the Company to sell NMP 22 BladderChek Devices directly to urologists. Since then, the Company has expanded its field sales force to call directly on urologists in major metropolitan markets around the country. In 2001 we began selling the NMP22 BladderChek Device directly to urologists in Germany.

        We have various arrangements with distributors in other parts of the world. A variety of distributors market the NMP22 BladderChek Device in Southeast Asia and in the People’s Republic of China. In March 2002 we signed a seven-year agreement with Medical and Biological Laboratories Group (“MBL”) of Nagoya, Japan for the exclusive (subject to certain minimum purchase requirements) distribution of the NMP22 BladderChek Device in Japan. MBL has conducted clinical trials and submitted data to Koseisho for regulatory approval in Japan. The NMP22 BladderChek Device has been commercially available in Europe since December 2001 and is distributed to countries other than Germany through our European subsidiary, Matritech GmbH, and other distributors throughout Europe.

        Other Commercial Diagnostic Products.

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

Research and Development Programs

        Cervical Cancer Program (NMP179)

         We have also identified a nuclear matrix protein associated with cervical cancer and cervical precancerous conditions (“NMP179”) and have conducted three preclinical studies comparing the accuracy of this protein to conventional cervical testing. Pap smears, the principal diagnostic test for cervical cancer, analyze cervical tissue cells visually. Our NMP179 technology was developed to reduce the time and increase the accuracy of identifying cervical cells which need further visual inspection by a pathologist.

         Approach to Market: During 2002 we licensed exclusively the world-wide use of NMP179 technology for automated, non-slide-based laboratory instruments to Sysmex. We expect Sysmex to develop new systems which will automate the process of screening cervical smears by combining our NMP179 technology with Sysmex’ expertise in flow cytometry, image analysis and laboratory automation. Sysmex believes that such automation will reduce human errors inherent in existing procedures and reduce the overall cost of screening cervical specimens. When development is complete, we expect Sysmex will submit this system to the FDA as a Class III device subject to a premarket approval (“PMA”) regulatory process.

         As a part of this transaction, Sysmex purchased shares of our common stock at a premium, agreed to pay us milestone payments based on reaching certain research and product development goals, committed to make minimum quarterly payments to support our research, contracted to purchase all NMP179 reagents from us and agreed to pay us a royalty on all reagent sales related to their cervical cancer screening system.

         Breast Cancer Program (NMP66)

         In 1999 our scientists, using a research configured, low-throughput mass spectrometer instrument (“research mass spectrometry”), discovered some characteristics of a distinct set of proteins (“NMP66”) in the blood of breast cancer patients that were generally not present in the blood of women without known breast malignancy. We believe that measurement of certain NMP66 proteins may enable physicians to obtain breast cancer diagnostic information that is more accurate than the blood testing services that are currently available and that complements and supplements mammography. Our current scientific goal is to develop sample preparation and testing methods to enable our clinical lab partners to conduct a Proprietary Laboratory Procedure using a high-throughput mass spectrometer instrument (“high-throughput mass spec”) that will be more reproducible, controlled and cost effective than the methods used in making the initial discovery. We have parallel activity to develop products incorporating ligand binding based technology for routine use by all laboratories including a Lab Test Kit and a Point-of-Care Test Device.

        Approach to Market: We are investigating opportunities to utilize NMP66 technology in a Proprietary Laboratory Procedure. We have entered into an agreement with MKI whereby they or their designees will serve as our Japanese clinical laboratory partner for further validation of our NMP66 technology and pursuant to which we and they may negotiate the terms for distribution rights for the Japanese market for products and services incorporating the NMP66 technology. We have had discussions with potential US clinical laboratory partners and our goal is to conclude an agreement with one of them during 2004.

        All of the blood specimens for use in generating reproducible and controlled clinical data prior to launching a Proprietary Laboratory Procedure have been collected. Like all blood-based research specimens at Matritech, these specimens have been stored in freezers at -80 degrees Celsius since they were collected and are available for immediate evaluation as soon as appropriate tests are developed. We believe that these specimens will be sufficient to demonstrate the clinical utility of tests based on NMP66 proteins. We expect to conduct the specimen testing in collaboration with a clinical laboratory partner using the test procedure we develop jointly with them. Consequently, the timing of the launch of a testing service using our NMP66 breast cancer technology will depend, in Japan, upon developing a satisfactory Proprietary Laboratory Procedure with MKI and in the U.S. and elsewhere, concluding satisfactory agreements with appropriate clinical lab partners, developing a satisfactory Proprietary Laboratory Procedure with each partner and obtaining any required regulatory approval.

         We do not yet have any NMP66 breast cancer technology distribution arrangements for Lab Test Kits or for Point-of-Care Test Devices other than our agreement with Mitsubishi.

         Prostate Cancer Program (NMP48)

         In 1999, we entered into collaboration with Alan Partin, M.D., Ph.D., Professor of Urology at Johns Hopkins University School of Medicine, to develop an improved prostate cancer test. During 1999, our scientists, using a research mass spectrometer, discovered some characteristics of a distinct set of proteins (“NMP48”) in the blood of prostate cancer patients that were generally not present in the blood of individuals without known prostate malignancy. Our current scientific goal is to develop sample preparation and testing methods to enable our clinical lab partners to conduct a Proprietary Laboratory Procedure based on a high-throughput mass spec that will be more reproducible, controlled and cost effective than the research procedures which we used in making the initial discovery. When the Proprietary Laboratory Procedure is completed, our scientists will commence development of products for routine use such as a Lab Test Kit and a Point-of-Care Test Device.

         Approach to Market: We are investigating opportunities to utilize the NMP48 proteins in a Proprietary Laboratory Procedure. All of the blood specimens for use in generating reproducible and controlled clinical data prior to launching a Proprietary Laboratory Procedure have been collected. Results of testing these specimens using a Proprietary Laboratory Procedure for NMP48 proteins are dependent upon completing appropriate arrangements with a clinical laboratory partner. Consequently, the timing of the launch of a testing service using our NMP48 prostate cancer technology will depend upon concluding a satisfactory agreement with such a partner, completing development of a satisfactory Proprietary Laboratory Procedure with the partner and obtaining any required regulatory approval.

         We do not yet have any distribution arrangements for potential NMP48 Lab Test Kits or Point-of-Care Test Devices. We intend to utilize our own urology salesforce in the United States and Germany and will consider some of our NMP22 distributors when we are in the final stages of product development.

         Colon Cancer Program (NMP35)

         During 1999, our scientists, using research mass spectrometry, discovered some characteristics of a distinct set of proteins (“NMP35”) in the blood of patients with colon cancer, which were generally not present in the blood of individuals without cancer or in the blood of patients with certain benign conditions of the lower digestive tract. After developing Proprietary Laboratory Procedures for NMP48 proteins and NMP66 proteins, we will apply technology developed for those tests to the process of developing a Proprietary Laboratory Procedure for detecting NMP35 proteins. When the Proprietary Laboratory Procedure is completed, our scientists will commence development of products for routine use such as a Lab Test Kit and a Point-of-Care Test Device.

         Approach to Market: We have deferred product development and market approaches until we have successfully launched either our prostate or breast cancer programs. Consequently, the timing of the launch of a testing service to detect NMP35 proteins will depend upon multiple factors including, but not limited to, launching either our NMP48 or our NMP66 Proprietary Laboratory Procedures, concluding a satisfactory agreement with a clinical laboratory partner for NMP35 technology, developing a satisfactory Proprietary Laboratory Procedure for NMP35 proteins with such partner and obtaining any required regulatory approval. Blood specimens for use in generating reproducible and controlled clinical data prior to launching a Proprietary Laboratory Procedure have been collected. We believe that these specimens will be sufficient to demonstrate the clinical utility of an NMP35 protein based test, when developed, for the differential diagnosis of individuals exhibiting symptoms such as rectal bleeding.

Technology

         The nuclear matrix, a three-dimensional protein framework within the nucleus of cells, helps organize active genes in the nucleus. In this way, the nuclear matrix plays a fundamental role in determining cell type and cell function. Although the specific mechanisms of action are not yet fully understood, our scientists and independent scientists have demonstrated that there are differences in the types and amounts of nuclear matrix proteins found in cancerous and normal tissues and also among different types of normal cells. These differences create opportunities to develop tests which may be not only specific for cancer but also specific for a certain organ or type of tissue, thus providing greater information to physicians and patients. Independent academic investigators have reported the cell type specificity of nuclear matrix proteins in papers published in scientific journals which reported nuclear matrix proteins specific to bone, kidney, prostate, breast and colon cancer tissues. Matritech also has demonstrated that cell death, including cell death related to early tumor development, results in the release of nuclear matrix proteins into bodily fluids. As a result, elevated levels of certain nuclear matrix proteins have been found in the bodily fluids of cancer patients. We are not aware of any other cancer marker, or class of markers, which exhibit this level of clinical specificity and sensitivity.

         Mass spectrometry (both research mass spectrometry and high-throughput mass spectrometry) activates proteins (both nuclear matrix proteins and others) from a specially prepared serum or urine sample and detects the molecular weight of those proteins present by measuring the time it takes for them to reach a detector in the instrument with an opposite electrical charge. In general, the laser in a mass spectrometer imparts energy in a non-destructive way to the proteins in a specimen. Fragments from these energized proteins bear a charge adequate to cause them to reach the detector. Preparing samples according to a reproducible and controlled protocol is a critical technical step required to eliminate substances which may interfere with the detection of targeted proteins. Mass spectrometry technology enables us to characterize useful proteins by their molecular weight and then begin the process of identifying and isolating them and developing antibodies to the most useful of those identified.

         Developing products from promising proteins (nuclear matrix proteins as well as others) discovered using our original two-dimensional gel procedure and, more recently, mass spectrometry has invariably involved serious reproducibility problems. In our early history, independent research scientists using the methods disclosed in our patents and two-dimensional gels reported different cancer-related nuclear matrix proteins than our own scientists. In recent years, other scientists and we, using the procedures and equipment provided by mass spectrometry manufacturers, have generated different test results than earlier stage research. We believe that our experience in reducing variability and making reproducible, controlled tests and test protocols is an important strength of ours. However, as has been the case in the development of all our products, we expect to encounter technical challenges during product development. We will continue to make investments in attempting to overcome these challenges in order to achieve the reproducibility needed to provide medically useful products.

         We have developed medically useful diagnostic products for bladder cancer using our nuclear matrix protein technology and are striving to make similar developments for detecting other forms of cancer using research mass spectrometry and high-throughput mass spec technology. However, the economic value of our technology or any other diagnostic technology is based on the clinical utility of the information generated, not on the fundamental biochemistry of the technology or on its performance in discovery research. Therefore, while we are basing our research programs on the data we have generated during discovery research, our physician customers will base their long-term purchase decisions on the clinical information they obtain and whether such information helps them make medical decisions. One of the most important roles of the FDA is to require manufacturers like us to conduct reproducible and controlled clinical trials to demonstrate that our products generate information which is, among other things, limited in variability from one lab to another and likely to be of value to physicians. The data generated by our FDA clinical trials, not the data reported during the discovery phase, are the only basis upon which physicians can appraise clinical value. However, it should also be understood that the perceived value of this clinical information (even if generated by an FDA-approved test) is likely to differ from physician to physician.

         Our nuclear matrix protein technology is licensed from the Massachusetts Institute of Technology (“MIT”). Under the current terms of our license from MIT, our worldwide license is exclusive until the expiration of all claims contained in these patents in 2006. We have made additional discoveries related to nuclear matrix proteins and other useful proteins discovered using mass spectrometry technology and have filed our own patent applications on such advances in the United States, as well as corresponding applications and patent rights in selected foreign countries. To date, Matritech has been granted sixteen additional United States patents relating to such discoveries.

        While minimally invasive laboratory tests can reduce the need for more invasive or expensive procedures, the information they provide, just like that from the more expensive and invasive tests, is not perfect. Ideally, the results from any medical test should be both sensitive and specific. Clinical sensitivity refers to the percentage of cases in which the assay correctly identifies the presence of disease. Clinical specificity refers to the percentage of cases in which the assay correctly identifies the absence of disease.

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

Marketing and Sales

         Distribution of diagnostic tests poses challenging sales and marketing issues to their developers and manufacturers, especially for new devices. These challenges arise because the purchasers of diagnostic Lab Test Kits (i.e., the clinical laboratories) are not typically the orderers of the test (i.e., the treating physicians). It is not unusual for the sales person offering a new diagnostic test to be told by the laboratory manager that the lab will not buy the new test, no matter how well it performs, until treating physicians start to order the test. On the other hand, tests which are purchased by physician office laboratories (where the ordering physician owns all or part of the purchasing laboratory) or devices which can be sold directly to the treating physician (like our NMP22 BladderChek Device) do not encounter these challenges because the purchase by a treating physician requires no second sale to a clinical laboratory.

         Developing greater demand for our NMP22 BladderChek Device among urologists is the principal goal of our sales and marketing activity in 2004. We believe that in major markets such as the U.S. and Germany, a dedicated sales force is extremely useful to address the issues involved in making a new diagnostic test part of a physician’s standard of care. Our prior experiences with distributors in those markets and others have demonstrated the value of our own dedicated sales force and we augmented such a group during the fourth quarter of 2003.

        To launch the NMP22 BladderChek Device in the U.S., in October 2002 we signed an approximately five-year exclusive agreement with Cytogen for NMP22 BladderChek Device sales to urologists and oncologists and concurrently agreed with Endocare to terminate our original BladderChek distribution agreement. The Cytogen agreement was amended in November 2003 to permit Cytogen to continue to sell NMP22 BladderChek Devices directly to oncologists with Matritech taking over selling the product directly to urologists. For sales of NMP22 BladderChek Devices to oncologists and, prior to November, 2003, to urologists, all sales are deemed to have been made by Cytogen. Since January, 2004, we have received all revenue from sales of this product to urologists.

        As for our NMP22 Lab Test Kit in the United States, both Fisher and we distribute that product to hospitals and commercial laboratories within the United States. For our direct sales of the NMP22 Lab Test Kit to laboratories, we receive all revenue. All other sales of the NMP22 Lab Test Kit are deemed to be made by Fisher.

        Our European subsidiary, Matritech GmbH, which was acquired in 2000, has a direct sales force that is principally devoted to selling our tests in Germany to urologists and laboratories. Matritech GmbH also manages the distribution of all NMP22 products to various distributors in other European countries.

         In 1994, we entered into an agreement with Konica to distribute the NMP22 Lab Test Kit in Japan. A variety of distributors currently market the NMP22 BladderChek Device in Southeast Asia and in the People’s Republic of China. In the rest of the world, we sell the NMP22 Lab Test Kit through distributors. In March 2002 we signed a seven-year agreement with MBL of Nagoya, Japan for the exclusive (subject to certain minimum purchase requirements) distribution of the NMP22 BladderChek Device in Japan. MBL has conducted clinical trials and submitted data to Koseisho for regulatory approval in Japan.

         We have retained rights to sell all of our products in the United States except for (1) the Automated NMP22 Lab Test Kit which has been developed and launched internationally by DPC using proprietary antibodies sold by Matritech to DPC, (2) the NMP22 BladderChek Device in the oncology market and (3) any flow-based products developed by Sysmex based on NMP179.

        No company accounted for more than 10% of our total revenues in fiscal 2003. One company, Institut Fur Klinische, accounted for 12% of our revenues in fiscal 2002. Two companies, Institut Fur Klinische and Fisher, accounted for 14% and 11% respectively, of our revenues in fiscal 2001.

         During the years ended December 31, 2001, 2002 and 2003, 15%, 11% and 15%, respectively, of our total product sales were from customers in the United States and 85%, 89% and 85%, respectively, were from customers in foreign countries. Product sales generated outside the United States during the years ended December 31, 2001, 2002 and 2003, were primarily from Europe. See Note 11 of Notes to Consolidated Financial Statements — “Segment and Geographic Information.”

Foreign Operations

         In 2000, we acquired all of the outstanding shares of capital stock of Gesellschaft fur Allergie, Diagnostika und Laborkonzepte (“ADL”), now called Matritech GmbH, a European distributor of diagnostic testing products, including our NMP22 Lab Test Kit and the NMP22 BladderChek Device. Matritech GmbH is located in Freiburg, Germany. This acquisition was accounted for as a purchase, and accordingly the results of operations of Matritech GmbH from June 28, 2000 forward are included in our consolidated statements of operations.

         At December 31, 2003, approximately 7% of our total assets were located at the German subsidiary, and approximately 70% of our revenue and 28% of our expenses, including cost of product sales, for fiscal year 2003 were related to this European operation.

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

         In the case of private insurance, the reimbursement of any medical test, whether it is FDA approved or for investigational use only or for research use only, is at the sole discretion of the patient’s individual carrier. The decision to reimburse can be made on a case-by-case basis (as is done for research therapies) or on a system-wide basis (such as screening mammography). Historically, the decision to reimburse for a new medical procedure or test is made by the carrier’s medical director or review committee. This group will base its reimbursement decision on published clinical data and information provided by treating physicians. Even if a procedure has been approved for reimbursement, the insurance carrier may elect in the future to discontinue reimbursement for the procedure.

         Health care reform is an area of continuing national and international attention and a priority of many government officials. Future changes could impose limitations on the prices we will be able to charge in the United States and elsewhere for our products or the amount of reimbursement available for tests based on our products from government agencies or third-party payors.

         Currently Matritech management believes that U.S. laboratories performing NMP22 tests using the NMP22 Lab Test Kit and physicians performing such tests using the NMP22 BladderChek Device are being reimbursed by most insurance carriers, including the carriers managing Medicare reimbursement programs. However, as with all new medical products, reimbursement is not universal, and we are working, on a case-by-case basis, with individual physicians and laboratories to obtain reimbursement where requested. In Germany we believe that most patients receiving a test result from either the NMP22 Lab Test Kit or the NMP22 BladderChek Device are not reimbursed by insurance carriers or federal healthcare reimbursement programs and are paying for the test themselves.

Manufacturing and Facilities

         We currently assemble our NMP22 Lab Test Kits in a portion of our 22,500 square-foot facility in Newton, Massachusetts and rely on subcontractors for certain components and processes. Matritech’s NMP22 BladderChek Device is produced by a contract manufacturer experienced in the assembly of Point-of-Care Test Devices. Our lease for our Newton facility requires annual base rental payments of $405,000 and expires on December 31, 2005. We have a first option to extend the lease for an additional five years at a base rent to be agreed upon with the lessor consistent with market rates in 2005.

         We have retained all manufacturing rights for our products and products under development, except for (1) the Automated NMP22 Lab Test Kit which is being developed by DPC using proprietary antibodies sold by Matritech to DPC, (2) any flow-based products developed by Sysmex based on NMP179 and (3) rights that could be granted to Konica, our NMP22 Lab Test Kit distribution partner in Japan, if we fail to perform under our agreement with Konica.

         We currently rely on sole suppliers for certain key components for the NMP22 Test Kit and the NMP22 BladderChek Device. In the event that these suppliers are unable to supply these components or assemblies for any reason, we would seek alternative sources of supply or assembly, which could require reapproval by the FDA for such alternate suppliers. Although we attempt to maintain an adequate level of inventory to provide for these and other contingencies, should our manufacturing process be disrupted as a result of a shortage of key components or a revalidation of new components or the failure of an assembler to meet our requirements, we may not be able to meet our commitments to customers. We are also subject to the FDA’s Good Manufacturing Practice (“GMP”) requirements. See “Government Regulation” below.

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

         We expect that our Lab Test Kits and our Point-of-Care Test Devices will compete with existing FDA-approved clinical tests, including tests known as BTA and UroVysion bladder cancer tests, which have been approved for monitoring bladder cancer; a test known as CEA, which is used primarily for monitoring colorectal and breast cancers; a test known as CA19.9, which is used primarily for monitoring colorectal and gastric cancers; a test known as PSA, which is used primarily for monitoring and screening prostate cancer; and tests known as TRUQUANT® BR RIA, CA15.3 and CA27.29 which are used for monitoring breast cancer. We are also aware of a number of companies that have announced that they are engaged in developing cancer diagnostic products based upon oncogene technology.

         In a larger sense, our diagnostic products also compete with more invasive or expensive procedures such as surgery, bone scans, magnetic resonance imaging and other in vivo imaging techniques. Matritech believes that our products, if successfully commercialized, will improve patient management and lower overall costs by providing useful information and, in some cases, by providing alternatives to these invasive or costly procedures.

         A number of companies are attempting to develop automated instruments for Pap smear screening that would compete with the instruments and systems which Sysmex intends to develop using NMP179 technology. These companies are developing computerized image analysis techniques to automate much of the work currently done by cytotechnologists. To date, one of these instruments has been approved by the FDA for primary screening of Pap smear slides and for rescreening a percentage of slides previously identified by a cytotechnologist as normal, and more companies are expected to submit applications for similar systems within two to three years.

         The FDA approved a diagnostic product, Hybrid Capture II (“HCII”), for use in detecting HPV, the viral infection believed to be the cause of most cervical cancer. Although many women, especially those under 35 years of age, are infected with this virus and test positive for HPV, most do not progress to cervical cancer. Nevertheless, the test for HPV may be selected by some gynecologists and clinical pathologists to identify women at higher risk of developing cervical cancer.

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

Patents, Licenses and Trade Secrets

         Matritech’s diagnostic technology is protected by claims contained in patents owned by MIT and licensed to us and by patents owned by us. The MIT license relates to three United States patents owned by MIT which expire in 2006 and corresponding foreign patents granted and/or patent applications pending in Canada and selected countries in Europe and Asia. MIT has licensed exclusively to us worldwide rights to the nuclear matrix protein technology contained in these patents in exchange for royalties payable until expiration of the underlying patent rights. The protection offered by these patents extends to the detection and measurement of nuclear matrix proteins, or their associated nucleic acids, using antibody or gene probe formats, as well as to certain assay methods exploiting nuclear matrix proteins.

         Matritech has filed additional United States patent applications and, in certain circumstances, foreign counterparts in other countries including Australia, Canada and selected countries in Europe and Asia on additional developments relating to the nuclear matrix protein technology and to other cancer marker related technologies. We currently have sixteen additional United States patents and five pending patent applications on file in the United States relating to these additional developments. Certain of our United States patents provide additional protection for our NMP22 Lab Test Kit and for our NMP22 BladderChek Device until 2014. It is our practice to file additional patent applications when we believe our scientists have made commercially significant discoveries whether they relate to nuclear matrix proteins or not. We believe that patents that may issue from our applications can provide competitive protection for our products after expiration of our license from MIT. We also will continue to rely on our unpatented proprietary information and trade secrets to maintain our commercial position.

        Our NMP22 BladderChek Test Device uses lateral-flow absorbent test strips having antibodies located at different positions along the test strips, and we are investigating whether the manufacture, use, sale, or import of products that include these test strips in certain jurisdictions may require us to obtain patent licenses from third parties. We are pursuing such licenses where appropriate. There is no guarantee, however, that we will be able to obtain the appropriate patent licenses to permit us to make, use, sell, or import such products in the United States or in other countries.

Government Regulation

        Diagnostic Products

         The products we market and manufacture, and those we intend to market and manufacture, are subject to extensive regulation by the FDA, and, in some instances, by foreign governments. Proprietary Laboratory Procedures, being services rather than products, do not generally require FDA review before being made commercially available. If such procedure involves the use of an antibody or similar reagent, the FDA submission required is typically for the analyte specific reagent which requires a 30 day review.

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

         Commercial distribution of a device in the U.S. for which a 510(k) notification is required can begin only after the FDA issues an order finding the device to be “substantially equivalent” to a predicate device. It generally takes from three to twelve months from submission to obtain a 510(k) clearance, but may take longer. The FDA may determine that a proposed device is not substantially equivalent to a legally marketed device, or that additional information is needed before a substantial equivalence determination can be made.

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

         Upon receipt of a PMA application, the FDA makes a threshold determination as to whether the application is sufficiently complete to permit a substantive review. If the FDA determines that the PMA application is sufficiently complete to permit a substantive review, the FDA will accept the application for filing. Once the submission is accepted for filing, the FDA begins an in-depth review of the PMA. An FDA review of a PMA application can take up to a year from the date the PMA application is accepted for filing, and occasionally longer. The review time is often significantly extended as a result of the FDA requiring more information or clarification of information already provided in the submission. During the review period, an advisory committee, typically a panel of clinicians and/or other appropriate experts in the relevant fields, will likely be convened to review and evaluate the application and recommend to the FDA whether to approve or disapprove the device. The FDA is not bound by the recommendations of the advisory committee but generally follows them. Toward the end of the PMA review process, the FDA generally will conduct an inspection of the manufacturer’s facilities to ensure that the facilities are in compliance with applicable GMP requirements.

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

         Once a device has been approved, modifications to the device, its labeling, or manufacturing process may require review by the FDA using PMA supplements. PMA supplements often require the submission of the same type of information required for an initial PMA submission, except that the supplement generally is limited to that information needed to support the proposed change from the product approved in the original PMA.

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

         In 1996, the FDA approved Matritech’s NMP22 Lab Test Kit for bladder cancer for sale in the United States as a predictor of occult or rapidly recurring bladder cancer following therapy, such as surgical excision of cancerous tissue. In 2000 the FDA approved the expanded claim of our NMP22 Lab Test Kit for the additional use of diagnosing previously undiagnosed individuals who have symptoms of or are at risk for bladder cancer. In 2002, the FDA approved Matritech’s NMP22 BladderChek Test Device for sale in the United States as an aid in monitoring the recurrence of bladder cancer following therapy, such as surgical excision of cancerous tissue. In 2003 the FDA approved the expanded claim of our NMP22 BladderChek Test Device for the additional use of diagnosing previously undiagnosed individuals who have symptoms of or are at risk for bladder cancer.

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

         The introduction of our developmental-stage and FDA-approved cancer diagnostic products in foreign markets will also subject us to foreign regulatory registrations and/or approvals which may impose additional substantial costs and burdens. International sales of medical devices are subject to the regulatory requirements of each country. The regulatory review process varies from country to country. Many countries also impose product standards, packaging requirements, labeling requirements and import restrictions on devices. For example, member countries of the European Union require that products bear the CE mark. This necessitates the creation and maintenance of dossiers documenting quality systems and standards for manufacturing, labeling and testing. Further, for some types of diagnostic tests the European Union also requires audits of the manufacturing site by a Notified Body. In addition, each country has its own tariff regulations, duties and tax requirements. In 1998, Koseisho approved the NMP22 Lab Test Kit for sale in Japan for use in screening previously undiagnosed patients. In 1999, the State Drug Administration in the People’s Republic of China approved the NMP22 Lab Test Kit for sale in the People’s Republic of China for the detection and management of bladder cancer. Our NMP22 BladderChek Device has been registered for sale, if required, in most of the major markets where we currently have sales. The approval by the FDA and foreign government authorities is unpredictable and uncertain. Delays in receipt of, or a failure to receive, such approvals, or the loss of any previously received approvals, could have a material adverse effect on our business, financial condition and results of operations.

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

        CLIA

         Pursuant to the Clinical Laboratory Improvement Amendments (“CLIA”), the FDA assigns a complexity category to each new in vitro diagnostic test. This category will determine the rigor of quality control that must be followed by purchasers and users of the device, including qualifications of technicians, and thus can affect purchasing decisions of laboratories and hospitals. The review period for in vitro diagnostic tests may be extended due to these CLIA requirements. The NMP22 Lab Test Kit has been designated as a high complexity device. The NMP22 BladderChek Device has been CLIA-waived by the FDA which means it can be performed in the physician’s office by staff who do not need specialized certification.

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

Employees

         As of March 1, 2004, we had 64 full-time employees, 15 of whom were engaged in research and development. Our future success depends in part on our ability to recruit and retain talented and trained scientific, technical, marketing and business personnel and competition for these kinds of personnel is intense. None of our employees is represented by a labor union, and we consider our relations with our employees to be good.

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

         During 2001, 2002 and 2003, Matritech spent approximately $3.4 million, $3.8 million and $2.6 million, respectively, on research, development and clinical affairs. Substantially all of these expenditures were related to the development of diagnostic products and conducting clinical trials.

         Our expenditures and strategy for research and development are set out in greater detail in Item 7, Management’s Discussion and Analysis, Research, Development, and Clinical Expenses.

Recent Developments

        On March 19, 2004 we completed a private placement of 4,858,887 shares of our common stock at a price of $1.35 and warrants to purchase 1,214,725 shares of our common stock at a price of $2.00 per share for an aggregate consideration of $6,559,500 (before cash commissions and expenses of approximately $713,000). In addition we issued warrants to various placement agents for a total of 434,475 shares at an exercise price of $2.00 per share. The warrants issued as part of this private placement are exercisable until March 19, 2009. This sale has also been deemed to be a dilutive issuance under the terms of the convertible debentures and our March 2003 Warrants. As a result, the convertible debentures are currently convertible into 3,183,902 shares of our common stock at a price of $1.51 per share, representing an increase of 612,944 shares from the conversion terms of the debenture at November 6, 2003, and the March 2003 Warrants are exercisable to purchase shares of our common stock at a price of $1.35 per share. We have calculated an additional beneficial conversion charge totaling approximately $1,340,000 which will be recorded as a debt discount in the first quarter of 2004 and amortized over the remaining life of the debt.

Available Information

         We are subject to the informational requirements of the Securities Exchange Act, and in accordance with those requirements file reports, proxy statements and other information with the Securities and Exchange Commission. You may read and copy the reports, proxy statements and other information that we file with the Commission under the informational requirements of the Securities Exchange Act at the Commission’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Please call 1-800-SEC-0330 for information about the Commission’s Public Reference Room. The Commission also maintains a Web site that contains reports, proxy and information statements and other information regarding registrants that file electronically with the Commission. The address of the Commission’s Web site is http: //www.sec.gov. Our Web site is http: //www.matritech.com. We make available through our website, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Commission. Information contained on our Web site is not a part of this report.

Item 2.   Properties.

         Our corporate headquarters in Newton, Massachusetts which houses our research and development and manufacturing facilities comprise approximately 22,500 square feet. Our lease is for a term of five years and expires on December 31, 2005, with the right to renew for an additional five-year period at the then market rate. The annual base rent for each year of the present term is $405,000. These facilities are adequate to meet our expected growth for at least the next two years and would not require any substantial modification or expansion if we were to start manufacturing any additional products or components used in our products. Additionally, we lease approximately 5,700 square feet of sales office space in Freiburg, Germany. The German lease is for a term of five years and expires on January 31, 2006. The annual base rent for each year of the term is approximately $70,000. These facilities are adequate to meet our expected growth for at least the next year.

Item 3.    Legal Proceedings.

        In December 2003, a third party complaint was filed against us by the lessor of the property we occupy in Newton, Massachusetts in a suit brought against the lessor by a former employee of ours. The action is pending in Middlesex County Superior Court, Massachusetts under the caption Kira Shapiro et al v. Francis Biotti as Trustee of One Nevada Street Realty Trust, Civil Action No. 02-05439. In the underlying action, the plaintiff seeks damages for personal injuries allegedly sustained as a result of the negligence of the lessor in maintaining the interior of the leased premises. Our lessor seeks reimbursement from us for any amounts for which he may be held liable. We have notified our general liability insurance carrier of this claim and the carrier has assumed defense of the claim. We cannot predict the outcome of the litigation, the amount of loss, if any, cannot be reasonably estimated, and we cannot provide assurance that all or any portion of the loss, if any, will be covered by available insurance.

        In the course of conducting our business we are, from time to time, involved in litigation and other disputes. We do not currently anticipate that any pending litigation or dispute will have a materially adverse affect on the Company.

Item 4.    Submission of Matters to a Vote of Security Holders.

         No matters were submitted to a vote of security holders during the fourth quarter of 2003.

PART II

Item 5.    Market For Registrant’s Common Equity and Related Stockholder Matters.

         From January 27, 2003 through January 5, 2004, our common stock was traded on The NASDAQ SmallCap Market under the symbol: “NMPS.” Prior to January 27, 2003, our common stock was traded on the NASDAQ National Market. The following table sets forth the range of quarterly high and low bid price information for the common stock as reported by the NASDAQ SmallCap Market and NASDAQ National Market.

	High	Low

Fiscal 2002
First Quarter	$3.150	$2.040
Second Quarter	3.250	2.000
Third Quarter	2.900	1.350
Fourth Quarter	2.350	1.460
Fiscal 2003
First Quarter	$2.610	$1.550
Second Quarter	2.940	1.800
Third Quarter	2.650	1.900
Fourth Quarter	2.480	1.690

         Since January 6, 2004, our common stock has been listed on the American Stock Exchange. As of March 1, 2004, there were approximately 400 shareholders of record. We believe that shares of our common stock held in bank, money management, institution and brokerage house “nominee” names may account for an estimated 9,500 additional beneficial holders.

         We have never paid cash dividends on our common stock. We currently intend to retain any earnings to finance future growth and therefore do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

         During the fiscal year ended December 31, 2003, we issued the following securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”):

        On October 15, 2003 we completed a private placement of 3,593,893 shares of our common stock at a price of $1.67 and warrants to purchase 1,257,861 shares of our common stock at a price of $2.45 per share for an aggregate consideration of $6,001,801 (before cash commissions and expenses of approximately $840,000). In addition, we issued warrants to various placement agents for a total of 546,553 shares at exercise prices ranging from $1.67 to $2.70. These warrants are valued at approximately $839,000. The warrants issued as part of this private placement are exercisable until October 15, 2008. None of these warrants has been exercised. The values of the warrants and common stock in excess of par value have been reflected in additional paid-in-capital. The terms of this private placement give the investors in the private placement the right to participate in future financings by the Company.

        On November 6, 2003, a distributor of Matritech products in the Far East acquired our common stock and warrants as part of a strategic investment in Matritech. The transaction included 299,402 shares of our common stock at a price of $1.67 and warrants to purchase 104,790 shares of our common stock at a price of $2.45 per share for an aggregate consideration of $500,001 (before expenses of approximately $15,000). The warrants issued as part of this private placement are exercisable until November 6, 2008. None of these warrants has been exercised. The values of the warrants and common stock in excess of par value have been reflected in additional paid-in-capital. The terms of this private placement were essentially the same as those of the private placement that was completed by the Company on October 15, 2003.

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

Item 6.    Selected Financial Data.

         The selected financial data presented below for each year in the five-year period ended December 31, 2003 have been derived from our consolidated financial statements. This data should be read in conjunction with the financial statements, related notes, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial information included elsewhere in this Form 10-K.

	1999	2000	2001	2002	2003

Statements of Operations Data:
Revenue:
Product sales and collaboration fees	$622,808	$1,245,611	$2,340,940	$3,280,131	$4,375,211

Expenses:
Cost of product sales	603,349	983,466	1,705,908	2,149,115	2,008,954
Research, development and clinical	2,543,456	2,295,097	3,362,024	3,805,435	2,647,716
Selling, general and administrative	3,803,252	5,130,124	6,151,330	5,657,908	6,574,088

Total operating expenses	6,950,057	8,408,687	11,219,262	11,612,458	11,230,758

Loss from operations	(6,327,249)	(7,163,076)	(8,878,322)	(8,332,327)	(6,855,547)
Interest income	224,658	345,644	169,665	75,164	76,629
Interest expense	(21,625)	(18,822)	(22,170)	(21,111)	(1,099,372)

Net loss	$(6,124,216)	$(6,836,254)	$(8,730,827)	$(8,278,274)	$(7,878,290)

Basic/diluted net loss per common share(1)	$(0.29)	$(0.28)	$(0.33)	$(0.27)	$(0.24)

Weighted average number of common shares
outstanding(1)	21,126,422	24,802,015	26,319,329	30,490,071	32,956,888

	1999	2000	2001	2002	2003

Balance Sheet Data:
Cash and cash equivalents	$5,612,194	$4,661,005	$4,819,733	$4,172,013	$7,518,124
Working capital	5,341,336	4,587,611	4,337,372	3,663,781	5,434,456
Total assets	6,902,575	6,595,468	6,612,260	6,818,173	10,418,320
Long-term debt	63,688	157,381	102,300	316,433	1,338,062
Accumulated deficit	(47,275,232)	(54,111,486)	(62,842,313)	(71,120,587)	(78,998,877)
Total stockholders' equity	$5,943,460	$5,568,008	$5,221,862	$3,838,985	$4,798,230

(1)	Basic and diluted net loss per share are the same for all periods presented. See Note 1 of Notes to Consolidated Financial Statements.

         The results of operations for the years ended December 31, 2001, 2002 and 2003 include the activities of our European subsidiary, Matritech GmbH. The results of operations for the year ended December 31, 2000 include the activities of Matritech GmbH, from June 28, 2000 (the date of acquisition) to December 31, 2000.

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

Overview

        Products developed by our scientists and based upon our proprietary NMP technology became our most important source of revenue and revenue growth in 2003. NMP22 product sales exceeded sales from other products for the first time in 2003, and we expect them to be our largest and most important source of revenue for the foreseeable future. We continue to distribute allergy products for a third party in Europe, but revenues from these products declined in 2003. Prior to 2003, our revenues were derived primarily from selling products made by others and through licensing fees and other payments from strategic partnerships or alliances.

        Effective November 2003, we changed our U.S. distributor arrangement for our most important product, our NMP22 BladderChek Device, with Cytogen Corporation to permit us to sell it directly to urologists as we have done in Germany since 2001. This change has increased sales, increased our revenue per test, improved our gross profit margin and increased sales, general and administrative (“SG&A”) expenses to date and we expect these trends to continue throughout 2004.

        SG&A expenses increased in 2003 over 2002 and we expect they will increase in 2004 to support the direct distribution of the NMP22 BladderChek Devices. These increased expenditures will likely increase our losses short term (See “Results of Operations” below), but thereafter we expect they will provide sufficient gross profit to cover our distribution expenses and achieve our goal of profitability. In addition, because the financial future of Matritech is so closely related to increasing the sales of NMP22 BladderChek Devices, we are taking steps to ensure we can meet anticipated demand for these devices in the future.

        We are continuing our collaboration with Sysmex Corporation, a leading manufacturer of automated laboratory instruments based in Kobe, Japan, in the field of cervical tissue testing. We are also continuing the development of our core diagnostic technology in breast and prostate cancer. We measure our progress in such programs by achievements such as entering into new strategic partnerships or alliances (See “Agreements” below), obtaining positive clinical trial results (See “Products”), and ultimately securing regulatory approvals such as our four FDA approvals for NMP22 products. If we can successfully leverage our strategic partnerships, we expect to meet our goal of limiting the increase in our own annual research and development expenditures to less than 20% per year over the next few years.

        We have been unprofitable since inception and expect to incur significant additional operating losses for at least the next several years. For the period from inception to December 31, 2003, we incurred a cumulative net loss of approximately $79 million. Our need for funds to support our new distribution arrangements and our ongoing research and development efforts may require us to raise additional capital in 2004 as we have in past years. A failure to adequately finance the company could have a material adverse impact on our ability to achieve our objectives. Success in raising equity to fund the cost of these product distribution and development programs is an important element of our strategy.

Results of Operations

        Year Ended December 31, 2002 Compared with Year Ended December 31, 2003

Revenues

	2002	2003	$ Change	% Change

Product Sales:
NMP22 Product Sales	$1,180,000	$2,176,000	$996,000	84%
Other Product Sales	1,914,000	1,842,000	(72,000)	(4%)

Total Product Sales	3,094,000	4,018,000	924,000	30%

Alliance and Collaboration Revenue	186,000	357,000	71,000	92%

Total Revenue	$3,280,000	$4,375,000	$1,095,000	33%

        The NMP22 product line increase is due to a $718,000 sales increase, primarily in the U.S. and Europe, and a $278,000 favorable exchange rate impact. This sales growth is the result of increased selling efforts applied to the NMP22 BladderChek Device, principally through continuing our direct-to-the-urologist selling activity in Germany, assisting our distributor’s salesforce in the United States, and, in the fourth quarter, augmenting our direct-to-the-doctor selling effort in the United States.

        Product sales of the other products distributed by Matritech GmbH decreased by $400,000 due to an increased focus on the NMP22 product line. This decrease was offset by a $328,000 favorable exchange rate impact.

        During 2002 and 2003, we shipped approximately $344,000 and $291,000 of the NMP22 BladderChek Device to distributors for which we did not have sufficient history to estimate returns. Accordingly, these amounts are recorded as deferred revenue at December 31, 2002 and 2003, respectively, and will be recognized as revenue when the distributor reports to us that it has either shipped or disposed of the devices (indicating that the return period has lapsed).

         The increase in alliance and collaboration revenue is primarily due to the timing of research and development activity under our collaboration agreements. Deferred collaboration fees represent upfront non-refundable payments that are recognized as we complete our performance obligations. See Critical Accounting Policies.

         Deferred revenue consists of the following:

	2002	2003	$ Change	% Change

Collaboration fees	$867,000	$828,000	$(39,000)	(4%)
Deferred product revenue	360,000	340,000	(20,000)	(6%)

	$1,227,000	$1,168,000	$(59,000)	(5%)

Cost of Product Sales

	2002	2003	$ Change	% Change

Product Sales	$3,094,000	$4,018,000	$924,000	30%
Cost of Product Sales	2,149,000	2,009,000	(140,000)	(7%)

Gross Profit	$945,000	$2,009,000	1,064,000	113%

Gross Profit Margin	31%	50%

         The decrease in cost of product sales on a percentage basis and the increase in our Gross Profit Margin is largely the result of increased sales of NMP22 products which carry higher margins than other products.

Research and Development and Clinical Expenses

	2002	2003	$ Change	% Change

Research and Development
Clinical and Regulatory
Expenses	$3,805,000	$2,648,000	$(1,157,000)	(30%)

         Research and development, clinical and regulatory expenses decreased primarily due to a $640,000 decrease in site payments as we finished collecting the clinical specimens which can be used to rapidly evaluate new tests under development for breast and prostate cancer. Other decreases include a $152,000 decrease in consultant costs and a $115,000 decrease in laboratory supplies. By leveraging our strategic partners, our goal is to limit the increase in our own research and development expenditures to less than 20% over the next few years.

Selling, General and Administrative Expenses

	2002	2003	$ Change	% Change

Gross Profit	$945,000	$2,009,000	$1,064,000	113%
Selling, General and Administrative
Expenses	5,658,000	6,574,000	916,000	16%
SG&A as % of Gross Profit	599%	327%

         Selling, general and administrative expenses increased primarily due to a $488,000 increase in payroll costs resulting from increased headcount and an unfavorable foreign currency exchange rate impact of $307,000. We believe that a decrease in our SG&A expenses as a percentage of our gross profit from 599% in 2002 to 327% in 2003 is a useful measure of our performance. We expect gross profits to grow more rapidly than sales as our higher margin NMP22 products become a larger percentage of our sales and the lower margin non-NMP22 products decrease as a percentage of sales. We also expect a rise in SG&A expenses in 2004 due to the expansion of our sales forces and the costs to comply with Sarbanes-Oxley legislation.

Interest Income

	2002	2003	$ Change	% Change

Interest Income	$75,000	$77,000	$2,000	3%

Interest Expense

	2002	2003	$ Change	% Change

Interest Related to Convertible Debt:
Interest Paid in Cash	—	$63,000	$63,000	100%
Interest Paid in Stock	—	193,000	193,000	100%
Non-Cash Charges to Interest Expense	—	789,000	789,000	100%
Accrued Interest	—	31,000	31,000	100%

Total	—	$1,076,000	$1,076,000	100%

Interest Related to Other Debt:
Interest Paid in Cash	$21,000	$23,000	$2,000	10%

Total Interest	$21,000	$1,099,000	$1,078,000	5133%

         Interest expense increased in 2003 principally because we sold a $5 million convertible debenture and warrants to purchase 784,314 shares of common stock in March of 2003. The debenture allows the interest and principal to be paid in common stock at a discount to valuation, but only if (i) we are not in default under the terms of the debentures, (ii) there is an effective registration statement covering such shares, (iii) our common stock is listed on one of American Stock Exchange, New York Stock Exchange, Nasdaq National Market or Nasdaq SmallCap Market, (iv) we have provided proper notice of our election to make payments in stock and have made payment of all other amounts then due under the debentures, (v) the issuance of such shares would not cause the holders to own more than 9.999% of the outstanding shares of our common stock, (vi) no public announcement of a change of control or other reclassification transaction has been made and (vii) we have sufficient authorized but unissued and unreserved shares to satisfy all share issuance obligations under the March 2003 financing. The first of the quarterly interest payments was made in cash because our shares could not be used at that time to make the payment. The remaining two quarterly payments, totaling $193,000, were made in stock.

        Amortization of Non-Cash Charges to Interest Expense consisted of

•	$146,000 of amortized deferred offering costs, which reduced the original $475,000 balance of deferred financing costs to $329,000 at December 31, 2003;

•	$644,000 of amortized debt discount, which reduced the $2,777,000 of debt discount on our $5,000,000 note to $2,133,000 at December 31, 2003. This debt discount is comprised of the following: the fair value allocated to the warrants issued in conjunction with the convertible debt, the beneficial conversion feature recorded at the date the debt was entered into and the additional beneficial conversion feature recorded in the fourth quarter in connection with the anti-dilution provisions triggered by the fourth quarter financing.

        The following table demonstrates the accounting for the $5 million convertible debenture and related discounts during 2003 and the resulting balance at December 31, 2003.

Value of Debenture

Original Value of Debt	$5,000,000
Discounts Recorded in 2003	(2,777,000)
2003 Amortization of Discounts	644,000

Carrying Value of Debt at 12/31/2003	$2,867,000

        None of these activities listed in the above table is expected to affect our cash balances unless we are unable to use our common stock to make principal and interest payments. See Recent Developments and Factors That May Affect Future Results — “We have substantially increased our indebtedness and may not be able to meet our payment obligations.”

        Year Ended December 31, 2001 Compared with Year Ended December 31, 2002

         Total revenue increased from $2,341,000 to $3,280,000 for the years ended December 31, 2001 and 2002, respectively. The revenue earned in the 2001 period consisted entirely of product sales. The revenue earned in the 2002 period consisted of $3,094,000 of product sales and $186,000 of revenue from various alliances and amortization of prepaid marketing fees. Sales of our NMP22 bladder cancer product line totaled approximately $664,000 and $1,180,000 for the years ended December 31, 2001 and 2002, respectively. This increase was primarily due to increased sales of the Point-of-Care NMP22 BladderChek Device. The sales growth was being driven by the expansion of our distribution partner base with significant distributors being added during the year. During 2002, we shipped approximately $344,000 of the NMP22 BladderChek Device to distributors for which we did not have sufficient history to estimate returns. Accordingly, these amounts were included in deferred revenue at December 31, 2002, and will be recognized as revenue when the distributor reports to us that it has either shipped or disposed of the devices (indicating that the return period has lapsed). Product sales of the allergy products distributed by Matritech GmbH totaled approximately $1,600,000 and $1,877,000 for the years ended December 31, 2001 and 2002, respectively.

         We recognize alliance revenue and prepaid marketing fees over the lives of the respective contracts. Deferred revenue related to various alliances and prepaid marketing fees increased from $30,000 at December 31, 2001 to $867,000 at December 31, 2002. This increase was primarily due to a new collaborative license and development agreement with a business partner which contained a non-refundable license fee of approximately $500,000. This payment is being recognized as revenue over the 14 year life of the license agreement. We also entered into several other agreements with distributors which contain upfront nonrefundable payments totaling $350,000. These payments are being recognized as revenue over the life of the arrangements which range from 5 to 8 years.

         Cost of product sales increased from $1,706,000 to $2,149,000 for the years ended December 31, 2001 and 2002, respectively. As a percentage of product sales, cost of sales decreased from 73% to 69% for the years ended December 31, 2001 and 2002, respectively. The decrease in cost of sales on a percentage basis was largely the result of increased sales of the Point-of-Care NMP22 BladderChek Device which carries higher margins than other products.

         Research, development, clinical and regulatory expenses increased from $3,362,000 to $3,805,000 for the years ended December 31, 2001 and 2002, respectively. Clinical site payments and supplies costs increased a total of $196,000 due to the increased number of active projects, salary-related costs increased $175,000 due to increased headcount and patent-related legal fees increased $103,000.

         Selling, general and administrative expenses decreased from $6,151,000 to $5,658,000 for the years ended December 31, 2001 and 2002, respectively. The changes were primarily due to the following: a $213,000 increase in marketing and promotion costs, a $181,000 increase in personnel costs due to increased headcount and a $119,000 increase in travel costs, which were offset by the absence of $1,020,000 of noncash compensation expense in 2002 and the absence of goodwill amortization of $89,000.

         Interest and other income was $170,000 for the year ended December 31, 2001and $75,000 for the year ended December 31, 2002. The decrease was due to a lower average cash balance for investment along with lower investment yields.

Liquidity and Capital Resources

        We have incurred losses from operations since our inception. We have financed our operations primarily through private and public offerings of our equity securities, through funded development and marketing agreements and through product sales. Of our $78,999,000 accumulated deficit, essentially all was financed with various equity securities. At December 31, 2003, we had cash and cash equivalents of $7,518,000 and working capital of $5,434,000. Based on our current rate of cash utilization, our cash at December 31, 2003 is expected to last through August 2004 provided we pay interest and principal on our convertible debentures in stock. We believe that our existing capital resources combined with our financing plans will be sufficient to fund operations through at least December 31, 2004. Our financing plans include continuing to seek to raise additional capital and we will consider various financing alternatives, including equity or debt financings and corporate partnering arrangements. However, we may not be able to raise needed capital on terms that are acceptable to us, or at all. If we raise funds on unfavorable terms, we may provide rights and preferences to new investors which are not available to current shareholders. In addition, our existing financing arrangements contain anti-dilutive provisions which may require us to issue additional securities if certain conditions are met. If we do not receive additional financing or do not receive an adequate amount of additional financing, we will be required to curtail our expenses by reducing research and/or marketing or by taking other steps that could hurt our future performance, including but not limited to, the premature sale of some or all of our assets or product lines on undesirable terms, merger with or acquisition by another company on unsatisfactory terms or the cessation of operations. Any future equity financings will dilute the ownership interest of our existing investors and may have an adverse impact on the price of our common stock. Any of the foregoing steps will have a material adverse effect on our business, financial condition and results of operations. There can be no assurance that capital will be available on terms acceptable to us, if at all.

        Equity and convertible debt were our principal sources of cash in both 2002 and 2003, and equity is expected to be our principal source of cash in 2004. After 2004, we will likely need to raise additional capital through third party financing of debt or equity in order to fund our operations. While we have been successful in raising adequate equity capital to fund Company operations, numerous factors could adversely affect our ability to do so in the future and could affect the Company’s operations adversely. See Recent Developments and Factors That May Affect Future Results  —  “We will need to obtain additional capital in the future and if we are unable to obtain such capital on acceptable terms, or at the appropriate time, we may not be able to continue our existing operations.”

	2002	2003

Net Loss	$(8,278,000)	$(7,878,000)
Non-cash Charges	365,000	1,244,000
Changes in Assets and Liabilities	713,000	(28,000)

Net Operating Uses	(7,200,000)	(6,662,000)
Net Investment Uses	(564,000)	(182,000)
Net Financing Sources	7,146,000	10,057,000
Foreign exchange effect	(30,000)	134,000

Change in cash and cash equivalents	$(648,000)	$3,347,000

        Our operating activities used cash in 2002 and 2003 primarily to fund our operating losses excluding non-cash charges. The non-cash charges in 2003 are due to amortization of debt discount and deferred charges related to our convertible debt. In 2002, Changes in Assets and Liabilities was a source of cash because our deferred revenue increased by almost $1.2 million. In 2003, Changes in Assets and Liabilities did not provide cash because deferred revenue remained fairly flat from 2002 and accounts payable decreased. However, we expect Changes in Assets and Liabilities to be a use of cash in the foreseeable future because we do not expect deferred revenue to grow as it did in 2002 and because we expect accounts receivable and inventory to grow as product sales increase.

        To the extent our direct sales represent a larger percentage of total sales, U.S. accounts receivable will have different characteristics in the future because they will represent receivables from physicians rather than from distributors. While we do not have enough data to be certain, we expect that the Days Sales Outstanding (“DSO”) may increase due to this trend. As of the year ended December 31, 2003, DSO was approximately 50 days versus approximately 82 days for the comparable period of 2002. Approximately 25 days of the 2002 DSO is the result of a shipment which occurred late in the fourth quarter of 2002 for which we deferred revenue. With more regular and smaller shipments to individual physicians, we will be exposed to a greater volume of transactions in the future which we expect to improve our concentration of credit risk but this benefit may be offset by an extended collection cycle.

         We will continue to seek to raise additional capital and will consider various financing alternatives, including equity or debt financings convertible into equity and corporate partnering arrangements. We do not expect to raise significant debt capital over the next two years because our convertible debenture has a prohibition against any debt having a ranking senior to the convertible debenture. Since we are obliged to retire the convertible debenture over the next two years and are permitted to do so with common stock, this constraint on our financing choices should be removed by the end of the first quarter of 2006.

        In July 2002, we entered into a term note for $410,000 with Citizens Bank of Massachusetts to finance an equipment purchase. The term note is payable over four years, bears interest at 1% plus the bank’s prime rate (4% at December 31, 2003) and contains a covenant which requires us to maintain a cash balance of $250,000 at all times. This note is collateralized by the capital equipment. If the ratio of our cash and cash equivalents to total liabilities (excluding deferred revenue) is 115% or less, the bank has the right to exchange the equipment as collateral for a certificate of deposit in the amount of $317,000. We were in compliance with all debt covenants at December 31, 2003. However, on two occasions in 2003, we were unable to satisfy the debt to equity covenants in our loan agreement with the bank, which has granted waivers with respect to these covenant breaches. Given our current spending rate, if we do not obtain additional financing we expect to violate this covenant before December 31, 2004 and accordingly, we have classified this note as a current liability. The bank providing financing for our mass spectrometry equipment has agreed to stand on an equal footing with the holders of the convertible debenture. Before our convertible debt financing, we accumulated adequate cash to pay off the $265,000 of outstanding equipment financing and are not precluded from utilizing such cash to do so.

         In connection with the acquisition of ADL, we assumed certain debt obligations. At December 31, 2003, these obligations consist of a $24,000 loan from a bank and a $38,000 third-party demand note. The bank loan bears interest at 5.2%, is due in monthly installments of $4,000 and is secured by trade receivables and inventory. We will repay the demand note over the next three years and a key Matritech GmbH employee will pay us all amounts due under the demand note. We have recorded a corresponding asset for this employee receivable.

        If we raise funds on unfavorable terms, we may provide rights and preferences to new investors which are not available to current shareholders or debt holders. For example, the convertible debenture financing granted the holders anti-dilution rights which were not granted to any other equity or warrant holder. When we completed our financing in October, 2003, the conversion price of the debentures was adjusted downward from $2.55 to $1.87 which resulted in 713,013 shares of additional dilution or about 2% of the fully diluted stock on an “if converted” basis in the table below. Future sales of common stock below $1.67 could result in additional dilution for which the Company would receive no additional consideration.

        Any future equity financings will dilute the ownership interest of our existing investors and may have an adverse impact on the price of our common stock. As of December 31, 2003, our fully diluted if converted capital structure was as follows:

Common stock outstanding	36,122,000
Stock reserved for converting debentures	2,674,000
Stock reserved for warrant exercises	3,116,000
Stock reserved for outstanding stock options	2,528,000

Total	44,440,000

        The above table does not include shares we may use for payment of interest on our convertible debenture or the extra shares which may be required if we redeem the debenture rather than the holder converting it. We plan to use our common stock to pay such interest and to redeem the debenture if it is not converted, and such use of our common stock will result in further dilution, particularly if our share price declines significantly. The above chart also does not include any additional shares we may be required to issue if we engage in a financing transaction which is deemed to be an anti-dilutive issuance under the terms of our convertible debenture.

        Since our authorized common stock is 60 million shares, if our shareholders do not authorize additional stock when requested, we may be unable to issue adequate amounts of additional equity to finance the Company appropriately. If we do not receive additional financing or do not receive an adequate amount of additional financing, we will be required to curtail our expenses by reducing research and/or marketing or to take other steps that could hurt our future performance, including but not limited to, the premature sale of some or all of our assets or product lines on undesirable terms, merger with or acquisition by another company on unsatisfactory terms or the cessation of operations. Any of the foregoing steps will have a material adverse effect on our business, financial condition and results of operations. There can be no assurance that capital will be available on terms acceptable to us, if at all.

        Financings

         In July 2000, we filed a Form S-3 shelf registration statement with the Securities and Exchange Commission for the issuance of up to 2.45 million shares of our common stock. In August 2000, we entered into a common stock purchase agreement covering the sale of up to $30 million (a maximum of 2.45 million shares) of our common stock with Acqua Wellington North American Equities Fund, Ltd. (“Acqua”). During the term of the agreement Acqua purchased 1,386,477 shares, with net proceeds to us of $5,013,000. The Acqua agreement terminated on October 22, 2001.

         In December 2001, we sold an aggregate of 1,063,523 shares of common stock for prices ranging from $2.15 to $2.74 per share. These shares were sold under our Registration Statement on Form S-3 dated July 28, 2000. Proceeds from this sale were $2,246,000 after deducting transaction expenses.

         In December 2001, we completed a private placement of 113,969 units, at a purchase price of $9.44 per unit. Each unit consists of four shares of common stock and a warrant to purchase one share of common stock at a price of $2.75 per share. These warrants were exercisable over two years and were callable by us if certain conditions were satisfied. We received net proceeds of $1,061,000 after deducting transaction expenses. In 2002, warrants to purchase 4,000 shares of common stock were exercised.

         In March 2002, we completed a private placement of 538,437 units, at a purchase price of $8.00 per unit. Each unit consists of four shares of common stock and a warrant to purchase one share of common stock at a price of $3.00 per share. These warrants were exercisable until November 30, 2002 and were callable by us if certain conditions were satisfied. We received net proceeds of approximately $4,140,000 after deducting transaction expenses. None of these warrants was exercised.

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

         In December 2002, we completed a private placement of 222,077 units, at a purchase price of $5.31 per unit. Each unit consists of three shares of common stock and a warrant to purchase one share of common stock at a price of $2.30 per share. These warrants are exercisable until December 9, 2005 and are callable by us if certain conditions are satisfied. We received net proceeds of approximately $1,155,000. None of these warrants has been exercised.

         In March 2003, we completed a private placement of $5 million of 7.5% convertible debentures and Warrants (the “March Warrants”) to purchase 784,314 shares of Common Stock at an initial exercise price of $2.278 (including a warrant for 98,039 shares issued to a placement agent in connection with the transaction). The convertible debentures are convertible into shares of our common stock and require quarterly payments for interest on December 1, March 1, June 1 and September 1 of each year, as well as monthly redemption payments of principal beginning March 1, 2004. Interest and redemption payments may be made in shares of common stock at a discount to valuation, but only if (i) we are not in default under the terms of the debentures, (ii) there is an effective registration statement covering such shares, (iii) our common stock is listed on one of American Stock Exchange, New York Stock Exchange, Nasdaq National Market or Nasdaq SmallCap Market, (iv) we have provided proper notice of our election to make payments in stock and have made payment of all other amounts then due under the debentures, (v) the issuance of such shares would not cause the holders to own more than 9.999% of the outstanding shares of our common stock, (vi) no public announcement of a change of control or other reclassification transaction has been made and (vii) we have sufficient authorized but unissued and unreserved shares to satisfy all share issuance obligations under the March 2003 financing. The convertible debentures may become immediately due and payable at a premium of 120% of the outstanding principal amount plus accrued interest and damages in the event of default by us of certain covenants and also obligate us to pay damages and interest upon certain events. Events of default under the convertible debentures include, among other things, failure to remain listed on any of the Nasdaq SmallCap Market, New York Stock Exchange, American Stock Exchange or the Nasdaq National Market, sale or disposition of our assets in excess of 33% of our total assets, failure to timely deliver stock certificates upon conversion, and default on our existing or future liabilities in excess of $150,000. In addition, the terms of the March Private Placement prohibit us from entering into obligations that are senior to the convertible debentures. We received net proceeds of approximately $4.5 million. See Recent Developments and Factors That May Affect Future Results We have substantially increased our indebtedness and may not be able to meet our payment obligations, Future financings will result in additional dilution of the ownership interest of our existing investors and may have an adverse impact on the price of our common stock.

        On October 15, 2003 and on November 6, 2003, we completed private placements of 3,593,893 and 299,402 shares respectively of our common stock at a price of $1.67 and warrants to purchase 1,257,861 and 104,790 shares respectively of our common stock at a price of $2.45 per share for an aggregate consideration of $6,501,802 (before cash commissions and expenses of approximately $853,000). In addition, we issued warrants to various placement agents for a total of 546,553 shares at exercise prices ranging from $1.67 to $2.70. The warrants issued are exercisable until October 15, 2008 and November 6, 2008 respectively. Securities included in the November 6, 2003 private placement were purchased by a distributor of our products in the Far East as part of a strategic investment in Matritech. These sales have been deemed to be a dilutive issuance under the terms of the convertible debentures and our March Warrants. As a result, the convertible debentures are currently convertible into 2,673,797 shares of our common stock at a price of $1.87 per share, representing an increase of 713,012 shares from the conversion terms of the debenture at March 31, 2003, and the March Warrants are exercisable to purchase shares of our common stock at a price of $1.67 per share. The value of these additional shares will be treated as additional interest expense over the term of the debentures. The terms of this private placement give the investors in the private placement the right to participate in future financings by the Company.

        On March 19, 2004 we completed a private placement of 4,858,887 shares of our common stock at a price of $1.35 and warrants to purchase 1,214,725 shares of our common stock at a price of $2.00 per share for an aggregate consideration of $6,559,500 (before cash commissions and expenses of approximately $713,000). In addition we issued warrants to various placement agents for a total of 434,475 shares at an exercise price of $2.00 per share. The warrants issued as part of this private placement are exercisable until March 19, 2009. This sale has also been deemed to be a dilutive issuance under the terms of the convertible debentures and our March 2003 Warrants. As a result, the convertible debentures are currently convertible into 3,183,902 shares of our common stock at a price of $1.51 per share, representing an increase of 612,944 shares from the conversion terms of the debenture at November 6, 2003, and the March 2003 Warrants are exercisable to purchase shares of our common stock at a price of $1.35 per share. We have calculated an additional beneficial conversion charge totaling approximately $1,340,000 which will be recorded as a debt discount in the first quarter of 2004 and amortized over the remaining life of the debt.

Contractual Obligations

         In 2000, Matritech GmbH entered into a 5-year extension of the distribution agreement with Hitachi which contains minimum annual purchase commitments through 2003. There are no purchase commitments for subsequent years.

         In June 2000, we signed an amendment to the original 1995 lease agreement for our space in Massachusetts which extended the lease term for an additional five years, ending December 31, 2005, and granted a five-year option for the period commencing January 1, 2006. The amendment provides for a change in the monthly rent amount and the security deposit to conform to the then market rates; the remainder of the lease terms, however, is substantially unchanged.

        Our future commitments are described in further detail in Note 7 of the Notes to Consolidated Financial Statements. Our future commitments are as follows:

	Total	Less than	1-3	3-5	More than
		1 year	years	years	5 years

Operating Lease Arrangements	$1,186,000	$580,000	$606,000	$—	$—
Debt Obligations	5,327,000	2,255,000	3,072,000	—	—
Purchase Commitments	95,000	95,000	—	—	—

Total	$6,608,000	$2,930,000	$3,678,000	$—	$—

We have no material capital expenditure commitments.

Off Balance Sheet Arrangements

        We have no off balance sheet arrangements.

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

        Revenue Recognition

         We recognize revenue in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”) and the Emerging Issues Task Force Issue No. 00-21 (EITF 00-21) “Revenue Arrangements with Multiple Deliverables.” Revenue is recognized when the following criteria have been met:

1.	Persuasive evidence of an arrangement exists

2.	Delivery has occurred and risk of loss has passed

3.	The seller's price to the buyer is fixed or determinable

4.	Collectibility is reasonably assured

         When determining whether risk of loss has transferred to customers on product sales, we evaluate both the contractual terms and conditions of our sales agreements as well as our business practices. Business practices such as agreeing to product exchanges may indicate the existence of an implied right to return the product even if there are no such contractual provisions for product returns. We treat such practices, whether contractual or implied, as conveying a right of return and will establish provisions for returns when reasonable and reliable estimates can be made. In accordance with SAB 104, where we do not have sufficient history to make reasonable and reliable estimates of returns, revenue associated with such practices is deferred until the return period lapses or a reasonable estimate can be made. This deferred revenue will be recognized as revenue when the distributor reports to us that it has either shipped or disposed of the units (indicating that the possibility of return is remote).

         Contract and license fee revenue is primarily generated through collaborative license and development agreements with strategic partners for the development and commercialization of our product candidates. The terms of the agreements typically include non-refundable license fees, funding of research and development, payments based upon achievement of certain milestones, payments for product manufacturing and royalties on net product sales. Revenue arrangements where multiple products or services are sold together under one contract to determine if each element represents a separate unit of accounting as defined in Emerging Task Issues Force (EITF) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (“EIFT 00-21”). EITF 00-21 requires the following criteria to be met for an element to represent a separate unit of accounting:

1.	The delivered items have value to a customer on a stand-alone basis;
2.	There is objective and reliable evidence of the fair value of the undelivered items; and
3.	Delivery or performance is probable and within the control of the vendor for any delivered items that have a right of return.

        In the event that an element of such multiple element arrangement does not represent a separate earnings process and a separate unit of accounting, we recognize revenue from this element over the term of the related contract or as the undelivered items are delivered.

         Where we have continuing performance obligations under the terms of a collaborative arrangement, non-refundable license fees are recognized as revenue over the period we complete our performance obligations. Revenues from milestone payments related to arrangements under which we have no continuing performance obligations are recognized upon achievement of the related milestone only if all of the following conditions are met: it represents a separate unit of accounting as defined by EITF 00-21; the milestone payments are non-refundable; substantive effort is involved in achieving the milestone; and the amount of the milestone is reasonable in relation to the effort expended or the risk associated with achievement of the milestone. If any of these conditions is not met, the milestone payments are deferred and recognized as revenue over the term of the arrangement as we complete our performance obligations.

         Payments received from collaborative partners for research and development services performed by us are recognized as revenue on a straight line basis (unless evidence indicates an alternative earnings pattern can be demonstrated) over the term of the arrangement or the expected service period, whichever is longer. We recognize revenue from royalty payments upon the receipt of data from the licensees in accordance with the related license agreement supporting the amount of and basis for such royalty payments to us.

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

         Accounts Receivable. We periodically review outstanding balances in accounts receivable to determine future collections. Based on our historical experience, current business conditions and expected future collections, management established an allowance for uncollectible accounts. In the event circumstances change to affect the assumptions underlying this allowance, we might be required to take additional write-offs of our accounts receivable balances. With the U.S. transition toward a direct sales force, we will be exposed to a greater volume of transactions in the future which we expect to improve our concentration of credit risk but this benefit may be offset by an extended collection cycle.

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

        We completed a test for impairment at December 31, 2003, and determined that goodwill was not impaired.

         Pro forma results for 2001, as if SFAS No. 142 had been adopted at the beginning of 2001, are as follows:

2001

Reported net loss	$(8,730,827)
Add back: Goodwill amortization	86,817

Adjusted net loss	$(8,644,010)

Recent Accounting Pronouncements

        In April 2003 the FASB issued SFAS No. 149, Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities (SFAS No. 149). This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The Company does not expect the adoption of this statement to have a material impact on its financial position, results of operations, or cash flows.

        In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (“FIN No. 46”). The primary objectives of FIN No. 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (variable interest entities) and to determine when and which business enterprise should consolidate the variable interest entities. The new model for consolidation applies to an entity which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance the entity’s activities without receiving additional subordinated financial support from the other parties. FIN No. 46 also requires enhanced disclosures for variable interest entities. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. The standard as amended by FIN 46R, applies to the first fiscal year or interim period beginning after March 15, 2004 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company does not expect the adoption of FIN No. 46 to have a material impact on its consolidated financial statements.

Research and Development

        We are engaged in the research, production and marketing of cancer diagnostic products. All of our research and development expenditures, whether conducted by our own staff or by external scientists on our behalf and at our expense, are recorded as expenses as incurred and amounted to approximately $42.6 million for the period since our inception in October of 1987 through December 31, 2003. Research and development expenses include the salaries and related overhead of our research personnel, laboratory supplies, payments to third parties to help us execute clinical trials, depreciation of research related equipment, legal expenses related to filing and prosecuting patents, other direct expenses and an allocation of our occupancy and related expenses based on the square footage occupied by our research and development staff and their laboratories.

         Our research and development scientists typically are assigned to one project at a time but may also provide support for other projects. In addition, our various programs share a substantial amount of our common fixed costs such as facility depreciation, utilities and maintenance. All of our research and development programs are similar in nature as they are based on our common protein discovery technology and a significant finding in any one cancer type may provide a similar benefit across all programs. Accordingly, we do not track our research and development costs by individual research and development programs.

        Discovery Research

         Our primary research focus is on the identification of proteins in the body which are associated with or created by cancerous processes and which, when measured, can provide useful medical information to physicians. Since 1998 our research has focused on discovering the characteristics of these substances using low-throughput research mass spectrometry. Because the cost of research mass spectrometry technology was determined to be too high to create commercially viable products or services, in the last three years our research has been focused on applying high-throughput mass spectrometry methods to measure the proteins characterized as clinical candidates during discovery research and to improving the controls and reproducibility of our mass spectrometry technology. In addition, in 2003 we commenced programs to adapt ligand binding based technology to measure these proteins, particularly NMP66 proteins. Since the development of core test methods applicable to all cancer types has been a major activity of our staff, we have not tried to track spending by product or to allocate our total research costs to individual products.

        Product and Service Development

         To develop products which will provide physicians medically useful information, we can utilize our technology in four different ways: Lab Test Kits, Point-of-Care Test Devices, Cellular Analysis Systems and Proprietary Laboratory Procedures as described earlier. See Cancer Diagnostic Product Development – Product Approaches. Product development can also involve activities which resemble discovery research because it may be necessary to identify a fraction of the target protein (such as an antibody binding site) or to separate two similar proteins (or two forms of the same protein), or to select an alternative protein in order to complete this stage. Therefore, the risks of discovery may extend into product development in completing a service or a product which delivers useful information to physicians.

        For technological and marketing reasons, we decided initially to launch our newer technologies – NMP66 and NMP48 – as Proprietary Laboratory Procedures using high throughput mass spectrometry technology. Since Proprietary Laboratory Procedures must be adapted to the skills and technology of a clinical laboratory partner (“lab partner”), we cannot be certain that a lab partner will find our current methods economical and reproducible in their laboratory processing environment. Furthermore, the ability of this technology to generate useful medical information cannot be assessed until we have transferred it to our lab partner and such partner has conducted a successful clinical trial. We do not intend to launch development of a service for our NMP35 technology until at least one of the others has been successfully launched. See Factors That May Affect Future Results — We have no demonstrated success in developing Proprietary Laboratory Procedures as a profitable service business and any future success will be dependent upon satisfaction and approval of our clinical lab partners.

        We are investigating opportunities to utilize NMP66 technology in a Proprietary Laboratory Procedure. We have entered into an agreement with MKI whereby they or their designees will serve as our Japanese clinical laboratory partner for further validation of our NMP66 technology and pursuant to which we and they may negotiate the terms for distribution rights for the Japanese market for products and services incorporating the NMP66 technology. Our scientists believe they understand the general biological structure of the NMP66 proteins identified by research mass spectrometry. We are working on an immunoassay which is a necessary step for the development of a Lab Test Kit and/or a Point-of-Care Test Device. We have elected to concentrate our development resources on NMP66 technology to increase the likelihood of the timely completion of this project for MKI as well as for a potential U.S. lab partner. To accomplish this, we have diverted product development resources from the NMP48 prostate cancer project. If our development resources continue to be directed toward NMP66 proteins, we may not implement a Proprietary Laboratory Procedure for NMP48 proteins during 2004.

         We intend to develop Lab Test Kits and Point-of-Care Test Devices based upon our new technologies. While we have successfully configured NMP22 technology in these formats, there are always uncertainties involved in successfully creating products which perform reproducibly in every laboratory. Because our newer technologies detect different proteins and because they are measured in blood not in urine, we plan not only to apply several of the techniques used in developing NMP22 products but also to employ additional outside resources to complete the development of these products successfully. See Factors That May Affect Future Results — The research results we obtain in the laboratory frequently cannot be replicated in clinical trials. Given our recent progress with our NMP66 technology, we now have a goal by ourselves or with a strategic partner, to complete development of a Lab Test Kit and/or a Point-of-Care Test Device for NMP66 proteins in 2005 and the other in 2006. Depending on our ongoing results of our progress we will make decisions on how to proceed and will consider options including, but not limited to, terminating certain activities, licensing the technology to third parties or selling the technology to third parties. We have given our NMP66 program priority over the NMP48 program, and we do not intend to begin development of a product for our NMP35 technology until at least development for our NMP66 or NMP48 technology has been successfully completed.

        Clinical Trials

         After a product or service has been developed, the information it generates must be validated in one or more clinical trials. These activities are designed to confirm the most appropriate and useful ways to use the data generated by our products and services to help physicians diagnose and manage disease. As indicated by our NMP22 products, different clinical applications require different FDA approvals. While our NMP22 technology has demonstrated an ability to generate information useful in more than one indication, the demonstrated success in one indication will not necessarily ensure success in another. The differences in the proteins themselves combined with the variability in the disease and the performance of other diagnostic technologies make this process subject to numerous uncertainties which can only be overcome by large, successful clinical trial studies. For each product or service, we intend to develop a claim for aiding in the diagnosis of the disease for patients who have no prior history of the disease and a claim for monitoring the course of the disease. The order in which these claims are developed may be different for each product.

         The table below summarizes our development programs, including stage of development and current FDA status.

Clinical
Program	Technology Format	Application	Stage of Development	FDA Status

NMP22 Bladder	Lab Test Kit	Monitoring	Commercialized	Approved
NMP22 Bladder	Lab Test Kit	Diagnosis	Commercialized	Approved
NMP22 Bladder	POC Test Device	Monitoring	Commercialized	Cleared
NMP22 Bladder	POC Test Device	Diagnosis	Commercialized	Approved
NMP179 Cervical	Non-Slide-Based Cellular Analysis System	Screening	Licensee Sysmex is conducting further product development	*
NMP48 Prostate	Proprietary Laboratory Procedure	Not Determined	Research & Development	**
NMP48 Prostate	Lab Test Kit	Not Determined	Research & Development	*
NMP48 Prostate	POC Test Device	Not Determined	Research & Development	*
NMP66 Breast	Proprietary Laboratory Procedure	Not Determined	Development Agreement with Mitsubishi	**
NMP66 Breast	Lab Test Kit	Not Determined	Research & Development	*
NMP66 Breast	POC Test Device	Not Determined	Research & Development	*
NMP35 Colon	All	Not Determined	Inactive	** *

*	If submitted for a screening or diagnosis application, FDA will require Premarket Approval (“PMA”). If submitted as a monitoring test, FDA may only require Premarket Clearance (“510(k)”).

**	If offered (as intended) as a service, no FDA submission is likely to be required. If the service includes a reagent such as an antibody provided by a party other than the laboratory conducting the test, the FDA requires an Analyte Specific Reagent notification.

         Spending on Research and Development Projects. Total research and development spending in 2003 was approximately $2.6 million. We expect research and development expenditures to be less than $7.5 million over 2004 and 2005 and to be devoted to our various programs as discussed below.

         NMP22 — Bladder. Except for sponsoring additional clinical trials to demonstrate different ways to use the information generated by the products, we do not currently plan to incur any significant additional research spending on any of these products. We do expect to spend, from time to time, funds for product support which are not expected to exceed $750,000 over 2004 and 2005.

         NMP179 — Cervical. Discovery research on this product was completed prior to 2000 and our expenditures in 2002 and 2003 have been principally for technical support of the licensing activity. Substantially all future costs to support additional research and development of this product are expected to be paid for by Sysmex. If we incur any additional costs in connection with this program, we expect such costs to be aimed at licensing this technology to a company with a slide-based cervical cancer detection system.

         Breast and Prostate Cancer. Over the next two years, research and development funds will be spent principally to develop both products and services for breast and prostate cancer, to improve the controls, reproducibility and costs of our mass spectrometry technology and to further develop our ligand binding based technology for Lab Test Kits and Point-of-Care Test Devices. Based on our progress in 2003, we expect that development of NMP66 products and services for breast cancer will have greater emphasis in 2004 than development of products and services for our NMP48 technology.

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

Agreements

         In 2001, we entered into an eight-year, non-exclusive product supply and marketing agreement with Diagnostic Products Corporation (“DPC”) enabling DPC to develop and market an automated version of our NMP22 Lab Test Kit. Under this agreement we receive royalty payments which are recognized when earned. In all such agreements, the determination of when royalties are earned is based upon the receipt of data from the licensees in accordance with the related license agreement supporting the amount of and basis for such royalty payments to us.

         In March 2002, we entered into a supply and distribution agreement with Medical and Biological Laboratories Group (“MBL”) granting MBL the exclusive right in Japan to sell the NMP22 BladderChek Device. MBL is responsible for conducting clinical trials and securing the necessary regulatory approvals in Japan. Under the terms of this agreement MBL paid us a non-refundable license fee which is being recognized as revenue over the eight-year term of the agreement.

        In October 2002, we entered into a distribution agreement with Cytogen Corporation (“Cytogen”), granting Cytogen the exclusive right to market and sell the NMP22 BladderChek Device in the United States to the urology and oncology marketplace. Under the terms of the agreement, Cytogen paid a non-refundable license fee which is being recognized as revenue over term of the agreement. This agreement was amended in November 2003. Under the terms of the Restated Agreement, Cytogen will have a non-exclusive right to sell NMP22 BladderChek Devices to urologists until December 31, 2003 and an exclusive right to continue to sell NMP22 BladderChek Devices to oncologists for the term of the Restated Agreement. The term of the Restated Agreement expires on December 31, 2004 and is renewable annually thereafter upon the mutual consent of the parties.

         In November 2002, we entered into an exclusive license and supply agreement with Sysmex Corporation (“Sysmex”), which granted it the use of NMP179 technology for automated non-slide-based laboratory instruments. Under the terms of the agreement, Sysmex purchased shares of our common stock at a premium approximating $500,000 which is being recognized as revenue over the fourteen-year term of the related patents. This agreement also contains future royalty, milestone and research and development payments. We will recognize any future milestone payments over the remaining life of the related patents and will recognize future royalty payments when they are determinable.

         In March 2003, we entered into a collaboration and commercialization agreement with, Mitsubishi Kagaku Medical, Inc., a division of Mitsubishi (“MKI”) whereby they or their designees will serve as our Japanese clinical laboratory partner for further validation of our NMP66 technology and pursuant to which we and they may negotiate the terms for distribution rights for the Japanese market for products and services incorporating the NMP66 technology. Under the terms of this agreement, MKI paid Matritech an upfront fee and several milestone payments may become due in the future. These payments will be recognized over the term of the agreement.

Factors That May Affect Future Results

         Our future financial and operational results are subject to a number of material risks and uncertainties that may affect such results or conditions, including:

We have a history of operating losses, are continuing to lose money and may never be profitable.

        We have incurred operating losses since we began operations in 1987. These losses have resulted principally from costs incurred in research and development and from selling, general and administrative costs associated with our market development. Our accumulated deficit from inception until the end of the last fiscal year is $78,999,000. Our revenue and net losses for each of the past three fiscal years have been:

	2003	2002	2001

Product Sales	$4,018,000	$3,094,000	$2,341,000
Net Losses	$7,878,000	$8,278,000	$8,731,000

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

        We do not currently generate revenues sufficient to operate our business and do not believe we will do so in the foreseeable future. In our fiscal year ended December 31, 2003, we had a net loss of $7.9 million, and as of December 31, 2003, we only had $7.5 million of cash and cash equivalents. As a result, we must rely on our ability to raise capital from outside sources in order to continue operations in the long-term. In March, 2003 we completed a sale of convertible debentures and accompanying warrants, in October and November, 2003 we completed a sale of common stock and accompanying warrants, and in March, 2004 we completed a sale of common stock and accompanying warrants. We will continue to seek to raise additional capital through various financing alternatives, including equity or debt financings and corporate partnering arrangements. However, we may not be able to raise needed capital on terms that are acceptable to us, or at all.

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

        If we do not receive an adequate amount of additional financing in the future, we may be unable to meet any cash payment obligations required by the convertible debentures, or we may be required to curtail our expenses or to take other steps that could hurt our future performance, including but not limited to, the premature sale of some or all of our assets or product lines on undesirable terms, merger with or acquisition by another company on unsatisfactory terms or the cessation of operations.

        We have substantially increased our indebtedness and may not be able to meet our payment obligations.

        As a result of the recent sale of convertible debentures, we have substantially increased our indebtedness (measured at maturity) from approximately $475,000 at the end of 2002 to approximately $5.3 million at the end of 2003.

        The convertible debentures permit us to make interest and principal payments in shares of common stock instead of cash, but only if (i) we are not in default under the terms of the debentures, (ii) there is an effective registration statement covering such shares, (iii) our common stock is listed on one of American Stock Exchange, New York Stock Exchange, Nasdaq National Market or Nasdaq SmallCap Market, (iv) we have provided proper notice of our election to make payments in stock and have made payment of all other amounts then due under the debentures, (v) the issuance of such shares would not cause the holders to own more than 9.999% of the outstanding shares of our common stock, (vi) no public announcement of a change of control or other reclassification transaction has been made and (vii) we have sufficient authorized but unissued and unreserved shares to satisfy all share issuance obligations under the March 2003 financing. If we are not able to make interest and redemption payments on the debentures in shares of stock, such payments must be made in cash and, unless we are able to raise additional capital from another source, we may not have sufficient funds to make such payments.

        In addition, the convertible debentures require us to pay interest and liquidated damages and may become immediately due and payable at a premium of 120% of the outstanding principal amount plus accrued interest and damages in the event we default under their terms. Potential defaults would include, among other things:

  our inability to make payments as they become due;
  failure to remain listed on any of the Nasdaq SmallCap Market, New York Stock Exchange, American Stock Exchange or the Nasdaq National Market;
  sale or disposition of our assets in excess of 33% of our total assets;
  failure to timely deliver stock certificates upon conversion; and
  default on our existing or future liabilities in excess of $150,000.

        If we default under the terms of the convertible debentures, we probably will not be able to meet our payment obligations. In addition, the increased level of our indebtedness could, among other things:

  make it difficult for us to make payment on this debt and other obligations;
  make it difficult for us to obtain future financing;
  require redirection of significant amounts of cash flow from operations to service our indebtedness;
  require us to take measures such as the reduction in scale of our operations that might hurt our future performance in order to satisfy our debt obligations; and
  make us more vulnerable to bankruptcy.

        The operations of our European subsidiary involve currency exchange variability and other risks.

        Matritech GmbH, our European subsidiary, accounted for approximately 70% of our sales for the fiscal year ended December 31, 2003. Accounts of our European subsidiary are maintained in Euros and are translated into U.S. Dollars. To the extent that foreign currency exchange rates fluctuate in the future, we may be exposed to significant financial variability, both favorable and unfavorable. During 2003, exchange rate fluctuations were favorable as indicated in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” However, rate changes in the future may lead to unfavorable results.

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

        Our distribution arrangements for sale of our NMP22 BladderChek Device are not well-established, and our near-term cash requirements will significantly increase to support a larger employee sales force, to pay for order processing, shipping and collection costs normally borne by distributors and to finance the accounts receivable from physician practices.

        We rely primarily on distributors to market NMP22 BladderChek Devices in territories other than the United States and Germany, but our history with our distributors is limited and we do not know whether they will achieve substantial sales levels of our products. The failure of our distributors to successfully market our products in territories other than the US and Germany could have significant adverse effects on our future revenues.

        We recently amended our distribution agreement with our U.S. distributor and we now have the responsibility for sales of NMP22 BladderChek Devices to urologists in the US, including invoicing and collecting the revenue from sales. We are increasing our sales and marketing expenditures and adding order processing, shipping and collection resources to perform functions which have, until recently, been performed by our U.S. distributor. We have little experience in performing these functions in the United States to support sales directly to physicians, and the time and cost to create these resources combined with the risk that they may not be implemented effectively increases the risk that the rate of sales growth for our NMP22 BladderChek Device will slow.

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

        We expect that our Lab Test Kits and our Point-of-Care Test Devices will compete with existing FDA-approved tests, including tests known as BTA and UroVysion bladder cancer tests, which have been approved for monitoring bladder cancer; a test known as CEA, which is used primarily for monitoring colorectal and breast cancers; a test known as CA19.9, which is used primarily for monitoring colorectal and gastric cancers; a test known as PSA, which is used primarily for monitoring and screening prostate cancer; tests known as TRUQUANT® BR RIA, CA15.3 and CA27.29, which are used for monitoring breast cancer; and specimen collection and analysis systems known as ThinPrep® (Cytyc) and SurePath(TriPath). We are also aware of a number of companies that have announced that they are engaged in developing cancer diagnostic products based upon oncogene technology. Our diagnostic products will also compete with more invasive or expensive procedures such as minimally invasive surgery, bone scans, magnetic resonance imaging and other in vivo imaging techniques. In addition, other companies may introduce competing diagnostic products based on alternative technologies that may adversely affect our competitive position. As a result, our products may become obsolete or non-competitive.

        Healthcare reform measures, third-party reimbursement policies and physician or hospital preferences could limit the per-product revenues for our products.

        Our ability to commercialize our planned products successfully will depend in part on the extent to which reimbursement for the services based on our products will be available from government health administration authorities, private health insurers and other third-party payors. In the case of private insurers, the reimbursement of any medical device (or a service based on a medical device) approved either solely for investigational use or for research use is at the discretion of the patient’s individual carrier. Even if use of a device or the performance of a service has been previously approved for reimbursement, the insurance carrier may decide not to continue to reimburse it at all, not to continue to reimburse it for certain medical applications and/or to decrease the reimbursement amount. In addition, even if we are able to successfully sell our products to managed care providers, it is possible that these sales will involve significant pricing pressure and keep our per-product revenues low. If we develop a Proprietary Laboratory Procedure we do not expect third-party reimbursement until we obtain FDA approval for a product which generates similar information.

        Healthcare reform is an area of continuing attention and a priority of many governmental officials. Future changes could impose additional limitations on the prices we will be able to charge for our products or the amount of reimbursement available for our products from governmental agencies or third-party payors. While we cannot predict whether any of these legislative or regulatory proposals will be adopted or the effect that these proposals may have on our business, the announcement or adoption of these proposals could hurt our business by reducing demand for our products or increasing the pressure on the prices we charge and could hurt our stock price because of investor reactions.

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

        If we fail to comply with the FDA’s requirements, including those listed above, we may face a number of costly and/or time consuming consequences, including:

  fines;
  injunctions;
  civil penalties;
  recall or seizure of products;
  total or partial suspension of production;
  failure of the government to grant premarket clearance or premarket approval for devices;
  withdrawal of marketing approvals; and
  criminal prosecution.

The FDA also has the authority to request the repair, replacement or refund of the cost of any device that we manufacture or distribute.

        Labeling and promotional activities are also subject to scrutiny in the United States by the FDA and, in certain instances, by the Federal Trade Commission. For example, our NMP22 Lab Test Kit has received FDA approval and may be promoted by us only as an aid in the management of patients with bladder cancer or as a diagnostic aid for use for previously undiagnosed individuals who have symptoms of or are at risk for bladder cancer. The FDA actively enforces regulations prohibiting the promotion of devices for unapproved uses and the promotion of devices for which premarket approval has not been obtained. Consequently, we cannot currently promote the NMP22 Lab Test Kit for any unapproved use. If we or our suppliers fail to comply with these manufacturing or promotional requirements, we may face regulatory enforcement action by the FDA that would prevent us or our suppliers from manufacturing or selling our products, hurt our ability to conduct testing necessary to obtain market approval for these products and reduce our potential sales revenues.

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

        We believe that our ability to achieve profitability in the future is greatly dependent on producing additional revenue-generating products. Other than the NMP22 products and allergy diagnostic products distributed by our European subsidiary, none of our products is close enough to commercialization to be expected to generate revenue in the foreseeable future, if at all. If we are unable to successfully develop and commercialize other products, the future prospects for our business, sales and profits will be materially impaired. In addition, if we are unable to develop and commercialize additional products and diversify our revenue streams, greater pressure will be placed on the performance of existing products and our business success will be directly related to success or failure of these few products.

        We may incur substantially greater costs and timing delays than we currently expect in the development process.

        From time to time, we have encountered unexpected technical obstacles and may encounter additional ones in the course of the development process that we may not be able to overcome or may only overcome if we expend additional funds and time. For example, in 1997 we elected to terminate development of a blood-based Lab Test Kit for PC1, a candidate marker for prostate cancer, due to unexpected difficulties. Despite encouraging initial results from an earlier low throughput research testing method, we were unable to develop such a kit for use in testing prostate cancer patients even when we employed 1997 state-of-the-art detection methods. We have subsequently announced that a different set of proteins (NMP48), discovered using a different research method, would be the primary candidates in our prostate cancer program. More recently, we and others have observed that the testing methodologies of a low throughput research mass spectrometry instrument are not readily reproducible or transferable to high throughput mass spectrometry instruments. This has required us to try a number of changes in our procedures to improve controls, reproducibility and costs in order to measure these proteins. Such changes in our technology and procedures may result in products or services that cannot reproduce our original discovery results or that do not perform at all or do not perform as well as the results reported using our discovery research procedure.

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

  obtaining acceptable specimens from patients and healthy individuals;
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

        We believe that testing the final product in a clinical setting will result in product performance which may not be as accurate as the results reported from the discovery phase. Therefore, the best comparative data to be used in evaluating our product development programs are the results of physician trials of commercial products such as those reported since 1996 for products based on NMP22 proteins.

        We have no demonstrated success in developing Proprietary Laboratory Procedures as a profitable service business and any future success will be dependent upon satisfaction and approval of our clinical lab partners.

        We believe the future success of our business will depend not only on the successful commercialization of our Lab Test Kits and Point-Of-Care Test Devices, but also in part upon developing a service business based on Proprietary Laboratory Procedures which will be custom designed to the instrumentation and techniques of a specific clinical laboratory to measure clinically useful proteins. We are currently working on development of such Proprietary Laboratory Procedures using our technologies for breast cancer, but we have no demonstrated success in this area. In addition, because we expect that use of our Proprietary Laboratory Procedures will likely be confined to a limited number of licensed clinical laboratories who would be expected to invest in the development and marketing of a lab testing service specific to their equipment, processes and personnel, the success of these procedures will be dependent upon acceptance by the applicable laboratories. Although we may complete our product development efforts to our satisfaction, we may not obtain the agreement and approval from our clinical lab partner that the technology works adequately in their laboratory environment or that it has the medical performance and information value that they originally expected. Because Proprietary Laboratory Procedures utilize technologies which are, by their nature, more sensitive and more operator-dependent than the technologies involved in products such as Lab Test Kits and Point-of-Care Test Devices, the risks regarding successful commercial acceptance are increased in this area.

        We have no demonstrated success in developing cellular analysis systems and any future success in this area will be highly dependent upon Sysmex.

        We believe the future success of our business will also depend, in part, upon Sysmex Corporation developing a satisfactory Cellular Analysis System to be used to measure clinically useful cervical cancer proteins. Even if Sysmex completes its product development efforts to its satisfaction, it is expected to face significant obstacles (including but not limited to those set forth in the following paragraph) in developing a system which will be approved by the FDA and selling such systems to cervical cancer smear laboratories at a satisfactory price. Our success in cervical cancer Cellular Analysis Systems is almost completely dependent on the success of Sysmex in utilizing our technology and on its ability to educate physicians, patients, insurers and its distributors about the medical utility of the new products. Even if Sysmex successfully educates the market, competing products may prevent Sysmex from gaining wide market acceptance of its products.

        Successful technical development of our products does not guarantee successful commercialization.

        We may successfully complete technical development for one or all of our product development programs, but still fail to develop a commercially successful product for a number of other reasons, such as the following:

  failure to obtain the required regulatory approvals for their use;
  prohibitive production costs;
  clinical trial results might differ from discovery phase data; and
  variation of perceived value of products from physician to physician.

        Our success in the market for the diagnostic products we develop will also depend greatly on our ability to educate physicians, patients, insurers and our distributors on the medical utility of our new products. Even if we successfully educate the market, competing products may prevent us from gaining wide market acceptance of our products.

        If we are unable to manufacture the product volumes we need, we will be unable to achieve profitability.

        We have been manufacturing and assembling our Lab Test Kits for commercial sales since 1995 but have not yet manufactured these products in the large volumes which will eventually be necessary for us to achieve profitability. We may encounter difficulties in scaling up production of new products, including problems involving:

  production yields;
  quality control and assurance;
  component supply; and
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

        We currently manufacture our NMP22 Lab Test Kits and package our NMP22 BladderChek Devices in our Newton facility but we rely on subcontractors for certain components and processes for each of these products. We do not have alternative suppliers for certain key components and processes which are provided by some subcontractors. If the units or components from these suppliers or the services of these assemblers should become unavailable for any reason, including their failure to comply with FDA regulations, we would need to seek alternative sources of supply or assembly. In order to maintain the FDA acceptance of our manufacturing process, we would have to demonstrate to the FDA that these alternative sources of supply are equivalent to our current sources. Although we attempt to maintain an adequate level of inventory to provide for these and other contingencies, if our manufacturing processes are disrupted because key components are unavailable, because new components must be revalidated or because an assembler fails to meet our requirements, we may be forced to modify our products to enable another subcontractor to meet our sales requirements or we may be required to cease production of such products altogether until we are able to establish an adequate replacement supplier. Disruptive changes such as these may make us unable to meet our sales commitments to customers. Our failure or delay in meeting our sales commitments could cause sales to decrease and market share to be lost permanently, and could result in significant expenses to obtain alternative sources of supply or assembly with the necessary facilities and know-how.

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

        If the products we distribute which are made by other companies should become unavailable or not meet quality standards, we may lose revenues and market share and may face liability claims.

        If the products we distribute, but do not manufacture, should become unavailable for any reason, we would need to seek alternative sources of supply. If we are unable to find alternative sources of an equivalent product we may be required to cease distribution of this type of product, which could cause revenues to decrease and market share to be lost permanently. Furthermore, if products which we distribute, but do not manufacture, should be found defective, we could be sued for product liability or other claims.

        During 2003, we received reports from customers that one of the products we sell through our German subsidiary failed to perform correctly and provided false readings on patients’ conditions. We believe the product performance problems are being addressed by the manufacturer of the products and that the manufacturer will accept responsibility for defective products. We have not sought an alternate source of supply for this product line, but our revenues, profits and market share may be adversely affected, and we may face product liability and other claims if the manufacturer fails to satisfactorily address all issues raised by our customers and the patients affected.

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

        We believe that the use of the patents for nuclear matrix protein technology owned by us or licensed to us and the use of our trademarks and other proprietary rights, do not infringe upon the proprietary rights of third parties. However, we may not prevail in any challenge of third-party intellectual property rights, and third parties may successfully assert infringement claims against us in the future. In addition, we may be unable to acquire licenses to any of these proprietary rights of third parties on reasonable terms. If our intellectual property is found to infringe upon other parties’ proprietary rights and we are unable to come to terms with such parties, we may be forced to modify our products to make them non-infringing or to cease production of such products altogether.

        We may need to stop selling our Point-of-Care Test Devices if we cannot obtain a license or a waiver to use the test strip technology.

        Our NMP22 BladderChek Device uses test strips composed of an absorbent material that will soak up urine from a small reservoir at one end of the container housing the test strip and expose the urine to chemicals and antibodies arranged on the surface of or imbedded in the test strip. After a short period of time and after a reaction with our proprietary antibodies, a test result will appear in a window located on the container housing the test strip. The manufacture, use, sale, or import of point-of-care products which include this test strip technology in certain jurisdictions will require us to obtain patent licenses. We are currently selling NMP22 BladderChek Devices and are attempting to obtain appropriate licenses or waivers. If we are unable to obtain patent licenses to permit us to make, use, sell, or import such products in the United States or in certain other jurisdictions, we will have to stop selling our Point-of-Care Test Device until the expiration of the relevant patents or until we are able to arrive at a design solution that uses a different technology. In addition, we may also be subject to litigation that seeks a percentage of the revenues we have received from the sale of our Point-of-Care Test Device. We have accrued estimated royalties on sales of the NMP22 BladderChek Device based on our estimates of customary royalty rates but have received no assurances that such accruals will be adequate to pay any royalties due if and when we complete a licensing agreement.

        If we lose or are unable to recruit and retain key management, scientific and sales personnel, we may be unable to achieve our objectives in a timely fashion.

        We need to attract and retain a highly qualified scientific and management team. We have at any given time only about sixty employees. While no individual is irreplaceable, the loss of multiple members of our key personnel, such as our scientists or our field sales force, at the same time or within close proximity of each other, or the failure to recruit the necessary additional personnel when needed with specific qualifications and on acceptable terms might harm our research and development efforts and/or our direct-to-the-urologist marketing strategy. We face intense competition for qualified personnel from other companies, research and academic institutions, government entities and other organizations.

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

        The market price of our common stock has historically been, and we expect it to continue to be, volatile. This price has ranged between $2.94 and $1.55 in the fifty-two week period prior ended December 31, 2003. The stock market has from time to time experienced extreme price and volume fluctuations, particularly in the biotechnology sector, which have often been unrelated to the operating performance of particular companies. Factors such as announcements of technological innovations or new products by our competitors or disappointing results by third parties, as well as market conditions in our industry, may significantly influence the market price of our common stock. For example, in the past our stock price has been affected by announcements of clinical trial results and technical breakthroughs at other biotechnology companies. Our stock price has also been affected by our own public announcements regarding such things as quarterly earnings, regulatory agency actions and corporate partnerships. Consequently, events both within and beyond our control, may cause shares of Matritech stock to lose their value rapidly.

        In addition, sales of a substantial number of shares of our common stock by stockholders could adversely affect the market price of our shares. In fiscal year 2003, our shares had an average daily trading volume of only approximately 90,000 shares. In connection with our 2003 sale of convertible debentures and accompanying warrants, we filed a resale registration statement covering up to 5,371,332 shares for the benefit of our investors. In addition, in connection with our 2003 sale of common stock and accompanying warrants, we filed a resale registration statement covering approximately 5,419,000 shares for the benefit of our investors. We have also filed resale registration statements in connection with previous private placements. The actual or anticipated resale by such investors under these registration statements may depress the market price of our common stock. Bulk sales of shares of our common stock in a short period of time could also cause the market price for our shares to decline.

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

        In addition, the terms of the convertible debentures provide for antidilution adjustments. On October 15, 2003 and on November 6, 2003 we completed a sale of 3,893,295 shares of our common stock and warrants to purchase 1,362,651 shares of our common stock at a price of $2.45 per share for an aggregate consideration of $6,501,801 (before cash expenses of approximately $855,000). This sale was deemed to be a dilutive issuance under the terms of the convertible debentures and our March 2003 Warrants. On March 19, 2004 we completed a sale of 4,858,887 shares of our common stock and warrants to purchase 1,214,725 shares of our common stock at a price of $2.00 per share for an aggregate consideration of $6,559,500 (before cash expenses of approximately $713,000). This sale has also been deemed to be a dilutive issuance under the terms of the convertible debentures and our March 2003 Warrants. As a result, the convertible debentures are currently convertible into 3,183,902 shares of our common stock at a price of $1.51 per share, representing an increase of 612,944 shares from the conversion terms of the debenture at November 6, 2003, and the March 2003 Warrants are exercisable to purchase shares of our common stock at a price of $1.35 per share.

        If we do a future financing at a price less than $1.35 per common share (the “New Base Price”), the conversion rate of the debentures will be adjusted down to 112% of the New Base Price and additional shares of our common stock would be issuable upon such conversion. The terms of the March 2003 Warrants also provide for antidilution protection, so that the exercise price for such warrants would be adjusted down to the New Base Price in the event of a dilutive financing, or on a weighted-average basis if there are no longer any convertible debentures outstanding. The issuance of additional shares upon conversion of the debentures would result in further dilution of the ownership interest of our other existing investors, and a decrease in the warrant exercise price may cause a decline in our stock price.

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

Item 7a.   Quantitative and Qualitative Disclosures about Market Risk.

         Investment Portfolio. We own financial instruments that are sensitive to market and interest rate risks as part of our investment portfolio. The investment portfolio is used to preserve our capital until it is required to fund operations including our research and development activities. None of these market-risk sensitive instruments is held for trading purposes. Our investment policy prohibits investing in derivatives and we stringently adhere to this policy; the policy also limits the amount of credit exposure to any one issue, issuer, and type of instrument. See Note 1 of Notes to Consolidated Financial Statements — “Operations and Significant Accounting Policies.”

        We invest our cash in securities classified as cash and cash equivalents. At December 31, 2002 and 2003, these securities totaled $4.2 million and $7.5 million respectively and included money market accounts and certificates of deposit that are classified as held-to-maturity securities. Changes in interest rates affect the investment income we earn on our investments and, therefore, impact our cash flows and results of operations. A hypothetical 50 basis point decrease in interest rates would result in a decrease in annual interest income and a corresponding increase in net loss of approximately $30,000 for the year ended December 31, 2003.

        Foreign Exchange. The financial statements of Matritech GmbH are translated in accordance with SFAS No. 52, Foreign Currency Translation. The functional currency of our foreign subsidiary is the local currency (Euro), and accordingly, all assets and liabilities of the foreign subsidiary are translated using the exchange rate at the balance sheet date except for intercom any receivables which are of long-term-investment nature, and capital accounts which are translated at historical rates. Revenues and expenses are translated at average rates during the period. Adjustments resulting from the translation from the financial statements of the Matritech GmbH into U.S. Dollars are excluded from the determination of net income and are accumulated in a separate component of stockholders’ equity. Foreign currency transaction gains and losses are reported in the accompanying consolidated statements of operations and are immaterial to the results of operations. We had sales denominated in foreign currency of approximately $3,046,000, $2,443,000 and $1,729,000 denominated in foreign currency for the periods ended December 31, 2003, 2002 and 2001, respectively.

Item 8.   Consolidated Financial Statements and Supplementary Data.

         The information required by this item is contained in the financial statements set forth in Item 15(a) under the caption “Financial Statements” as a part of this report.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         On July 17, 2002, the Audit Committee of our Board of Directors, upon the authority delegated to it by the Board of Directors, dismissed Arthur Andersen LLP (“Arthur Andersen”) as our independent public auditors, and engaged the services of PricewaterhouseCoopers LLP (“PWC”) as our independent public auditors for the year ending December 31, 2002.

         The report of Arthur Andersen on our consolidated financial statements for the year ended December 31, 2001 did not contain any adverse opinion or disclaimer of opinion, nor was any such audit report qualified or modified as to uncertainty, audit scope or accounting principles. We and Arthur Andersen have not, in connection with the audit of our financial statements for the year ended December 31, 2001 or for the interim period prior to and including July 17, 2002, had any disagreement on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to Arthur Andersen’s satisfaction, would have caused Arthur Andersen to make reference to the subject matter of the disagreement in connection with its report. During the year ended December 31, 2001, and through the interim period prior to and including July 17, 2002, none of the reportable events as described under Item 304(a) (1) (v) of Regulation S-K occurred. We have provided a copy of the foregoing disclosures to Arthur Andersen and have requested that it furnish us with a letter addressed to the Securities and Exchange Commission (the “Commission”) stating whether or not it agrees with the above statements. A copy of this letter was filed with the Commission on July 17, 2002. To date, Arthur Andersen has not provided us with a response.

Item 9A.  Controls and Procedures.

        As of December 31, 2003, the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2003, the Company’s disclosure controls and procedures were effective in ensuring that material information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. During the period covered by this report, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10.   Directors and Executive Officers of the Registrant.

Directors

         The information concerning directors of Matritech required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of our fiscal year ended December 31, 2003 under the headings “Identification of Directors and Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

Executive Officers

         The information concerning executive officers of Matritech required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of our fiscal year ended December 31, 2003 under the headings “Occupations of Directors and Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

Item 11.   Executive Compensation.

         The information concerning executive officers of Matritech required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of our fiscal year ended December 31, 2003 under the headings “Compensation and Other Information Concerning Directors and Officers.”

Item 12.   Security Ownership of Certain Beneficial Owners and Management.

         The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of our fiscal year ended December 31, 2003 under the heading “Securities Ownership of Management and Principal Stockholders.”

Item 13.   Certain Relationships and Related Transactions.

         The information, if any, required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission within 120 days after the close of our fiscal year ended December 31, 2003 under the heading “Certain Relationships and Related Transactions.”

Item 14.   Principal Accountant Fees and Services

         The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission within 120 days after the close of our fiscal year ended December 31, 2003 under the heading “Audit Fees”.

PART IV

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) 1.	Consolidated Financial Statements. Reports of Independent Accountants. Consolidated Balance Sheets as of December 31, 2002 and 2003. Consolidated Statements of Operations for the Years Ended December 31, 2001, 2002 and 2003. Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2001, 2002 and 2003. Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2002 and 2003. Notes to Consolidated Financial Statements.

2.	All schedules are omitted as the information required is inapplicable or the information is presented in the consolidated financial statements or the related notes.

3.	List of Exhibits

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of the Registrant (originally filed as Exhibits 3, 4.1 to our Registration Statement No. 33-46158 on Form S-1 and re-filed in electronic form as Exhibit 3.1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference).

3.2	Amended and Restated By-Laws of the Registrant (originally filed as Exhibits 3.2, 4.1 to our Registration Statement No. 33-46158 on Form S-1 and re-filed in electronic form as Exhibit 3.2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference).

3.3	Certificate of Amendment dated June 16, 1994, of Amended and Restated Certificate of Incorporation of the Registrant (originally filed as Exhibit 3.2 of our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1995 and re-filed in electronic form as Exhibit 3.3 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference).

3.4	Certificate of Amendment dated June 5, 1995, of Amended and Restated Certificate of Incorporation of the Registrant (originally filed as Exhibit 3.3 of our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1995 and re-filed in electronic form as Exhibit 3.4 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference).

3.5	Certificate of Amendment dated June 26, 2002, of Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 4.6 to our Registration Statement No. 333-96701 on Form S-8, filed on July 18, 2002 and incorporated herein by reference).

4.1	Description of Capital Stock contained in the Registrant's Amended and Restated Certificate of Incorporation, filed as Exhibits 3.1, 3.3 and 3.4.

4.2	Form of Warrant Agreement and Certificate between the Company and certain designees of Sunrise Securities Corp. (filed as Exhibit 4.2 to our Form 8-K, filed on June 4, 1997 and incorporated herein by reference).

4.3	Form of Common Stock and Warrant Purchase Agreement between the Company and several investors (filed as Exhibit 4.1 to our Form 8-K, filed on November 22, 1999 and incorporated herein by reference).

4.4	Form of Warrant Agreement issued by the Company to the several investors (filed as Exhibit 4.2 to our Form 8-K, filed on November 22, 1999 and incorporated herein by reference).

4.5	Purchase Agreement dated June 28, 2000, by and among Petra Urban, on behalf of Franz Maier, Eva Heidt and Joachim Hevler, the shareholders of ADL, and Stephan Schmidt, on behalf of the Company (filed as Exhibit 4.1 to our Form 8-K, filed on July 10, 2000 and incorporated herein by reference).

4.6	Form of Common Stock and Warrant Purchase Agreement (including form of Warrant) between the Company and Several Investors (filed as Exhibit 4.1 to our 8-K, filed on January 4, 2002 and incorporated herein by reference).

4.7	Form of Common Stock and Warrant Purchase Agreement between the Company and each of the Purchasers (filed as Exhibit 4.1 to our 8-K, filed on December 9, 2002 and incorporated herein by reference).

4.8	Securities Purchase Agreement dated March 31, 2003 between the Company and several investors (filed as Exhibit 4.1 to our Form 8-K filed on April 1, 2003 and incorporated herein by reference).

4.9	Registration Rights Agreement dated March 31, 2003 between the Company and several investors (filed as Exhibit 4.2 to our Form 8-K filed on April 1, 2003 and incorporated herein by reference).

4.10	Form of 7.5% Convertible Debenture (filed as Exhibit 4.3 to our Form 8-K filed on April 1, 2003 and incorporated herein by reference).

4.11	Form of Stock Purchase Warrant between the Company and several investors (filed as Exhibit 4.4 to our Form 8-K filed on April 1, 2003 and incorporated herein by reference).

4.12	Securities Purchase Agreement dated October 15, 2003 between the Company and several investors (filed as Exhibit 4.1 to our Form 8-K filed on October 16, 2003 and incorporated herein by reference).

4.13	Registration Rights Agreement dated October 15, 2003 between the Company and several investors (filed as Exhibit 4.2 to our Form 8-K filed on October 16, 2003 and incorporated herein by reference).

4.14	Form of Stock Purchase Warrant between the Company and several investors (filed as Exhibit 4.3 to our Form 8-K filed on October 16, 2003 and incorporated herein by reference).

4.15	Securities Purchase Agreement dated October 17, 2003 between the Company and a purchaser of common stock and warrants (filed as Exhibit 4.4 to our Form 10-Q filed on November 12, 2003 and incorporated herein by reference).

4.16	Registration Rights Agreement dated October 15, 2003 between the Company and a purchaser of common stock and warrants (filed as Exhibit 4.5 to our Form 10-Q filed on November 12, 2003 and incorporated herein by reference).

4.17	Common Stock Purchase Warrant dated November 6, 2003 between the Company and a purchaser of common stock and warrants (filed as Exhibit 4.6 to our Form 10-Q filed on November 12, 2003 and incorporated herein by reference).

4.18	Securities Purchase Agreement dated March 19, 2004 between the Company and several investors (filed as Exhibit 4.1 to our Form 8-K filed on March 22, 2004 and incorporated herein by reference).

4.19	Registration Rights Agreement dated March 19, 2004 between the Company and several investors (filed as Exhibit 4.2 to our Form 8-K filed on March 22, 2004 and incorporated herein by reference).

4.20	Form of Stock Purchase Warrant between the Company and several investors (filed as Exhibit 4.3 to our Form 8-K filed on March 22, 2004 and incorporated herein by reference).

4.21	Investor Relations Warrant Agreement dated July 14, 2000, by and among the Company and the individuals set forth on Exhibit A thereto (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2000 and incorporated herein by reference).

10.1@	License Agreement between the Company and the Massachusetts Institute of Technology dated December 14, 1987, as amended March 15, 1988, December 20, 1989 and March 4, 1992 (originally filed as Exhibit 10.1 to our Registration Statement No. 33-46158 on Form S-1 and re-filed in electronic form as Exhibit 10.1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference).

10.2 #	1988 Stock Plan (originally filed as Exhibit 10.8 to our Registration Statement No. 33-46158 on Form S-1 and re-filed in electronic form as Exhibit 10.2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference).

10.3 #	1992 Stock Plan as amended June 16, 2000 (filed as Exhibit 4.6 to our Registration Statement No. 333-51116 on Form S-8, filed on December 1, 2000 and incorporated herein by reference).

10.4 #	Amended and Restated 1992 Non-Employee Director Stock Plan as amended June 16, 2000 (filed as Exhibit 4.7 to our Registration Statement No. 333-51116 on Form S-8, filed on December 1, 2000 and incorporated herein by reference).

10.5 #	1992 Employee Stock Purchase Plan (originally filed as Exhibit 10.11 to our Registration Statement No. 33-46158 on Form S-1 and re-filed in electronic form as Exhibit 10.5 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference).

10.6	Form of Indemnity Agreement with directors (originally filed as Exhibit 10.14 to our Registration Statement No. 33-46158 on Form S-1 and re-filed in electronic form as Exhibit 10.6 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference).

10.7	Fourth Amendment dated March 18, 1993 to License Agreement between the Company and the Massachusetts Institute of Technology dated December 14, 1987, as amended (originally filed as Exhibit 10.9 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and re-filed in electronic form as Exhibit 10.7 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference).

10.8	Fifth Amendment dated April 14, 1994 to License Agreement between the Company and the Massachusetts Institute of Technology dated December 14, 1987, as amended (originally filed as Exhibit 10.1 to our Form 10-Q for the fiscal quarter ended March 31, 1994 and re-filed in electronic form Exhibit 10.8 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference).

10.9@	Exclusive Distribution Agreement between the Company and Konica Corporation dated as of November 9, 1994 (originally filed as Exhibit 10.26 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and re-filed in electronic form as Exhibit 10.9 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference).

10.10	First Amendment to Agreement of Lease between the Company and One Nevada Realty Trust dated June 22, 2000 (filed as exhibit 10.10 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference).

10.11	Sixth Amendment dated March 1, 1996 to License Agreement between the Company and the Massachusetts Institute of Technology dated December 14, 1987, as amended (originally filed as Exhibit 10.26 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1995 and re-filed in electronic form as Exhibit 10.11 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference).

10.12	Senior Loan and Security Agreement No. 0096 between the Company and Phoenix Leasing, Incorporated dated August 29, 1997 including form of Senior Secured Promissory Note between the Company and Phoenix Leasing, Incorporated (filed as Exhibit 10.20 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by reference).

10.13@	Distributorship Agreement by and between the Company and Curtin Matheson Scientific, a division of Fisher Scientific Company, L.L.C. dated March 19, 1998 (filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by reference).

10.14	Bank Loan between Matritech GmbH and Sparkasse Freiburg, dated May 7, 1999 (filed as Exhibit 10.17 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference).

10.15@	Distributorship Agreement by and between Matritech GmbH and Hitachi Chemical Diagnostics, Inc., dated October 1, 2000 (filed as Exhibit 10.18 to our Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).

10.16@	Distribution Agreement between Matritech, Inc. and Timm Medical Technologies, Inc., dated January 17, 2001 (filed as Exhibit 10.19 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001 and incorporated herein by reference).

10.17#	2002 Stock Option and Incentive Plan (filed as Appendix B to our Definitive Proxy Statement, filed April 22, 2002 on Form 14A and incorporated herein by reference).

10.18#	2002 Non-Employee Director Stock Option Plan (filed as Appendix C to our Definitive Proxy Statement, filed April 22, 2002 on Form 14A and incorporated herein by reference).

10.19#	2002 Employee Stock Purchase Plan (filed as Appendix D to our Definitive Proxy Statement filed April 22, 2002 on Form 14A and incorporated herein by reference).

10.20@	Exclusive License and Supply Agreement between Matritech, Inc. and Sysmex Corporation, dated November 20, 2002 filed as Exhibit 10.22 with our Form 10-K filed on March 31, 2003 and incorporated herein by reference).

10.21**++	Amended and Restated Distribution Agreement dated October 31, 2003 between Cytogen Corporation and Matritech, Inc.

14.1**	Code of Business Conduct and Ethics

31.1	Certification of the Chief Executive Officer under Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer under Section 302 of Sarbanes-Oxley Act of 2002

32.1^	Certification of the Chief Executive Officer under Section 906 of Sarbanes-Oxley Act of 2002

32.2^	Certification of the Chief Financial Officer under Section 906 of Sarbanes-Oxley Act of 2002

23**	Consent of PricewaterhouseCoopers LLP.

@	Confidential Treatment Granted for portions thereof

**	Filed herewith

#	Indicates management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report.

++	Confidential Treatment has been requested as to omitted portions pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended. A complete copy of this agreement is being filed separately with the SEC.

^	Furnished as exhibits

(b)     Reports on Form 8-K.

          i) On October 16, 2003, the Company filed a Current Report on Form 8-K dated October 15, 2003 including Item 5.

Item 5 reported the following other event: On October 15, 2002 the Company completed a private placement of 3,593,893 shares of common stock at a price of $1.67 per share and accompanying warrants covering an aggregate of 1,825,896 shares at exercise prices from $1.67 to $2.70 per share. As a result of the private placement, the Company’s March 2003 convertible debenture became convertible into an additional 713,012 shares of common stock and the exercise price of the March 2003 warrants was reduced to $1.67 per share.

          ii) On November 4, 2003, the Company filed a Current Report on Form 8-K dated November 3, 2003 including Item 5.

Item 5 reported the following other event: The Company and a distributor, Cytogen Corporation, entered into an amended and restated distribution agreement.

          iii) On November 3, 2003, the Company filed a Current Report on Form 8-K dated November 3, 2003 including Item 12.

Item 12 reported the following results of operation and financial condition: The Company released its earnings for the quarter ended September 30, 2003.

(c)     Exhibits. The Company hereby files as exhibits to this Form 10-K those exhibits listed in Item 15(a)(3), above.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Newton, Commonwealth of Massachusetts, on the 30th day of March, 2004.

Matritech, Inc.

By:	/s/ STEPHEN D. CHUBB

Stephen D. Chubb
Director, Chairman and
Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEPHEN D. CHUBB Stephen D. Chubb	Director, Chairman, and Chief Executive Officer (Principal Executive Officer)	March 30, 2004

/s/ DAVID L. CORBET David L. Corbet	Director, President and Chief Operating Officer	March 30, 2004

/s/ RICHARD A. SANDBERG Richard A. Sandberg	Director, Vice President, Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)	March 30, 2004

/s/ WALTER O. FREDERICKS Walter O. Fredericks	Director	March 30, 2004

/s/ JUDITH KURLAND Judith Kurland	Director	March 30, 2004

/s/ T. STEPHEN THOMPSON T. Stephen Thompson	Director	March 30, 2004

/s/ C. WILLIAM ZADEL C. William Zadel	Director	March 30, 2004

MATRITECH, INC.

THE FOLLOWING REPORT IS A COPY OF A REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP AND HAS NOT BEEN REISSSUED BY ARTHUR ANDERSEN LLP.

AS DISCUSSED IN NOTE 1, MATRITECH, INC. HAS RESTATED ITS FINANCIAL STATEMENTS FOR THE YEAR ENDED DECEMBER 31, 2001, TO INCLUDE THE TRANSITIONAL DISCLOSURES REQUIRED BY STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 142, “GOODWILL AND OTHER INTANGIBLE ASSETS,” THE REVISION TO THE 2001 FINANCIAL STATEMENTS RELATED TO THIS TRANSITIONAL DISCLOSURE WAS REPORTED ON BY PRICEWATERHOUSECOOPERS LLP, AS STATED IN THEIR REPORT APPEARING HEREIN.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Matritech, Inc.:

         We have audited the accompanying consolidated balance sheet of Matritech, Inc. (a Delaware corporation) and subsidiary as of December 31, 2001, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2001. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Matritech, Inc. and subsidiary as of December 31, 2001, and the results of their operations and their cash flows for the year ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

/s/ ARTHUR ANDERSEN LLP

Boston, Massachusetts
March 4, 2002

Report of Independent Auditors

To the Board of Directors and Stockholders,
Matritech, Inc.:

         In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, cash flows and stockholders’ equity present fairly, in all material respects, the financial position of Matritech Inc., and its subsidiary, as of December 31, 2003 and December 31, 2002, and the results of their operations and their cash flows for each of the two years in the period dated December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. The financial statements of the Company as of December 31, 2001 and for the year ended December 31, 2001, prior to the revisions discussed in Note 1(i), were audited by other independent auditors who have ceased operations. Those independent auditors expressed an unqualified opinion on those financial statements in their report dated March 4, 2002.

         As disclosed in Note 1(i) to the consolidated financial statements, the Company changed the manner in which it accounts for goodwill and other intangible assets upon adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and other Intangible Assets” on January 1, 2002.

         As discussed above, the financial statements of Matritech, Inc. as of December 31, 2001, and for the year ended December 31, 2001 were audited by other independent auditors who have ceased operations. As described in Note 1(i), these financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, which was adopted by the Company on January 1, 2002. We audited the transitional disclosures for 2001 described in Note 1(i). However, we were not engaged to audit, review, or apply any procedures to the 2001 financial statements of the Company other than with respect to such adjustments and transitional disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 financial statements taken as a whole.

/s/ PRICEWATERHOUSECOOPERS LLP

Boston, Massachusetts
March 22, 2004

MATRITECH, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,

	2002	2003

ASSETS
Current Assets:
Cash and cash equivalents	$4,172,013	$7,518,124
Accounts receivable less allowance of $23,591 in 2002 and 2003	719,039	556,624
Inventories, net	497,913	609,211
Prepaid expenses and other current assets	173,812	390,090

Total current assets	5,562,777	9,074,049

Property and equipment, at cost:
Laboratory equipment	2,287,360	2,437,430
Office equipment	321,901	408,153
Laboratory furniture	62,739	62,739
Leasehold improvements	88,865	88,865
Automobiles	39,130	47,053

	2,799,995	3,044,240
Less— Accumulated depreciation and amortization	1,837,048	2,107,544

	962,947	936,696

Goodwill	132,615	132,615
Other assets	114,337	246,706
Receivable from related party	45,497	28,254

Total assets	$6,818,173	$10,418,320

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of notes payable	$159,741	$301,647
Current maturities of convertible debt	—	1,554,067
Accounts payable	433,080	281,697
Accrued expenses	843,392	976,242
Deferred revenue	462,783	525,940

Total current liabilities	1,898,996	3,639,593

Notes payable, less current maturities	316,433	25,202
Convertible debt, less current maturities	—	1,312,860
Deferred revenue	763,759	642,435

Total liabilities	2,979,188	5,620,090

Commitments and Contingencies (Note 5)
Stockholders’ Equity:
Preferred stock, $1.00 par value
Authorized—4,000,000 shares
Issued and outstanding—no shares	—	—
Common stock, $0.01 par value
Authorized—60,000,000 shares
Issued and outstanding—32,128,243 shares in 2002 and 36,121,934 shares
in 2003	321,282	361,219
Additional paid-in capital	74,694,619	83,316,769
Deferred compensation	(35,710)	—
Accumulated other comprehensive income (loss)	(20,619)	119,119
Accumulated deficit	(71,120,587)	(78,998,877)

Total stockholders' equity	3,838,985	4,798,230

Total liabilities and stockholders' equity	$6,818,173	$10,418,320

The accompanying notes are an integral part of these consolidated financial statements.

MATRITECH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,

	2001	2002	2003

Revenue:
Product sales	$2,340,940	$3,093,729	$4,017,896
Alliance and collaboration revenue	—	186,402	357,315

Total revenue	2,340,940	3,280,131	4,375,211

Expenses:
Cost of product sales	1,705,908	2,149,115	2,008,954
Research, development and clinical expense	3,362,024	3,805,435	2,647,716
Selling, general and administrative expense	6,151,330	5,657,908	6,574,088

Total operating expenses	11,219,262	11,612,458	11,230,758

Loss from operations	(8,878,322)	(8,332,327)	(6,855,547)

Interest income	169,665	75,164	76,629
Interest expense	22,170	21,111	1,099,372

Net loss	$(8,730,827)	$(8,278,274)	$(7,878,290)

Basic and diluted net loss per common share	$(0.33)	$(0.27)	$(0.24)

Basic and diluted weighted average number of common shares outstanding	26,319,329	30,490,071	32,956,888

The accompanying notes are an integral part of these consolidated financial statements.

MATRITECH, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock				Accumulated
			Additional		Other		Total
	Number		Paid-in	Deferred	Comprehensive	Accumulated	Stockholders’
	of shares	Par Value	Capital	Compensation	Income/(Loss)	Deficit	Equity

Balance, December 31, 2000	25,541,282	$255,413	$59,611,684	$(178,582)	$(9,021)	$(54,111,486)	$5,568,008
Net loss	—	—	—	—	—	(8,730,827)	(8,730,827)
Cumulative translation adjustment	—	—	—	—	14,449	—	14,449

Total comprehensive loss	—	—	—	—	—	—	(8,716,378)

Sale of common stock and warrants,
net of issuance costs of $193,893	2,658,739	26,587	6,967,580	—	—	—	6,994,167
Exercise of common stock options	60,494	605	92,426	—	—	—	93,031
Exercise of common stock warrants	50,000	500	124,500	—	—	—	125,000
Issuance of common stock under
employee stock purchase plan	11,558	116	34,998	—	—	—	35,114
Shares issued to former ADL
shareholders (Note 3)	10,000	100	30,700	—	—	—	30,800
Compensation related to issuance of
common stock warrants	—	—	1,020,684	—	—	—	1,020,684
Amortization of deferred compensation
shares	—	—	—	71,436	—	—	71,436

Balance, December 31, 2001	28,332,073	$283,321	$67,882,572	$(107,146)	$5,428	$(62,842,313)	$5,221,862
Net loss	—	—	—	—	—	(8,278,274)	(8,278,274)
Cumulative translation adjustment	—	—	—	—	(26,047)	—	(26,047)

Total comprehensive loss	—	—	—	—	—	—	(8,304,321)

Sale of common stock and warrants, net
of issuance costs of $191,803	2,992,279	29,922	5,265,000	—	—	—	5,294,922
Sale of common stock, net of issuance
costs of $6,304	783,208	7,832	1,489,622	—	—	—	1,497,454
Exercise of common stock options	6,850	69	9,521	—	—	—	9,590
Exercise of common stock warrants	4,000	40	10,960	—	—	—	11,000
Issuance of common stock under
employee stock purchase plan	9,833	98	23,356	—	—	—	23,454
Amortization of deferred compensation	—	—	—	71,436	—	—	71,436
Compensation related to common stock
warrants	—	—	13,588	—	—	—	13,588

Balance, December 31, 2002	32,128,243	$321,282	$74,694,619	$(35,710)	$(20,619)	$(71,120,587)	$3,838,985
Net Loss	—	—	—	—	—	(7,878,290)	(7,878,290)
Cumulative translation adjustment	—	—	—	—	139,738	—	139,738

Total comprehensive loss	—	—	—	—	—	—	(7,738,552)

Issuance of warrants in connection
with convertible debt	—	—	1,112,357	—	—	—	1,112,357
Sale of common stock and warrants,
net of issuance costs of $853,220	3,893,295	38,933	5,609,649	—	—	—	5,648,582
Beneficial conversion feature
associated with convertible debt	—	—	1,696,125	—	—	—	1,696,125
Exercise of common stock options	250	3	333	—	—	—	336
Issuance of common stock for interest
on convertible debt	93,146	931	191,506	—	—	—	192,437
Issuance of common stock under
employee stock purchase plan	7,000	70	12,180	—	—	—	12,250
Amortization of deferred
compensation	—	—	—	35,710	—	—	35,710

Balance, December 31, 2003	36,121,934	$361,219	$83,316,769	$—	$119,119	$(78,998,877)	$4,798,230

The accompanying notes are an integral part of these consolidated financial statements.

MATRITECH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2001	2002	2003

Cash Flows from Operating Activities:
Net loss	$(8,730,827)	$(8,278,274)	$(7,878,290)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	266,408	279,940	225,646
Amortization of deferred compensation	71,436	71,436	35,710
Expense related to issuance of common stock to former ADL shareholders (Note 3)	30,800	—	—
Amortization of debt discount	—	—	644,202
Amortization of deferred charges	—	—	145,549
Expense related to issuance of common stock warrants to consultant	1,020,684	13,588	—
Issuance of common stock for interest on debt	—	—	192,437
Changes in assets and liabilities:
Accounts receivable	(40,965)	(406,678)	179,658
Inventories	(2,560)	(160,826)	(111,298)
Prepaid expenses and other assets	16,434	(22,440)	(19,073)
Accounts payable	126,182	(58,913)	(151,383)
Accrued expenses	334,688	165,246	132,850
Deferred revenue	21,105	1,197,004	(58,167)

Net cash used in operating activities	(6,886,615)	(7,199,917)	(6,662,159)

Cash Flows from Investing Activities:
Purchases of property and equipment	(117,966)	(563,500)	(182,349)
(Increase) decrease in other assets	20,585	—	—

Net cash used in investing activities	(97,381)	(563,500)	(182,349)

Cash Flows from Financing Activities:
Payments on notes payable	(119,037)	(100,548)	(160,515)
Proceeds from notes payable	—	410,000	—
Proceeds from convertible debentures and warrants, net	—	—	4,556,083
Proceeds from sale of common stock and warrants	6,994,167	6,792,376	5,648,582
Proceeds from exercise of common stock warrants	125,000	11,000	—
Proceeds from exercise of common stock options	93,031	9,590	336
Proceeds from issuance of common stock under employee stock purchase plan	35,114	23,454	12,250

Net cash provided by financing activities	7,128,275	7,145,872	10,056,736

Effect of foreign exchange on cash and cash equivalents	14,449	(30,175)	133,883

Increase (decrease) in cash and cash equivalents	158,728	(647,720)	3,346,111
Cash and cash equivalents, beginning of year	4,661,005	4,819,733	4,172,013

Cash and cash equivalents, end of year	$4,819,733	$4,172,013	$7,518,124

Supplemental Cash Flow Information:
Cash paid during the year for interest	$22,170	$21,111	$85,767

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

         We are devoting substantially all of our efforts toward product research and development, raising capital, securing partners, distributing and marketing products and manufacturing products. We are subject to risks common to companies in similar stages of development, including a history of operating losses and anticipated future losses, fluctuation in operating results, uncertainties associated with future performance, near-term dependence on a limited number of products, uncertainties around bringing new products to market, reliance on sole suppliers, dependence on key individuals, competition from substitute products and larger companies, the development of commercially usable products and the need to obtain adequate additional financing necessary to fund our operations and the development of future products.

        We have incurred losses from operations since our inception. We have an accumulated deficit of $79 million at December 31, 2003. We believe that our existing capital resources combined with our financing plans will be sufficient to fund operations through at least December 31, 2004. Our financing plans include continuing to seek to raise additional capital and will consider various financing alternatives, including equity or debt financings and corporate partnering arrangements. However, we may not be able to raise needed capital on terms that are acceptable to us, or at all. If we raise funds on unfavorable terms, we may provide rights and preferences to new investors which are not available to current shareholders. In addition, our existing financing arrangements contain anti-dilutive provisions which may require us to issue additional securities if certain conditions are met. If we do not receive additional financing or do not receive an adequate amount of additional financing, we will be required to curtail our expenses by reducing research and/or marketing or by taking other steps that could hurt our future performance, including but not limited to, the premature sale of some or all of our assets or product lines on undesirable terms, merger with or acquisition by another company on unsatisfactory terms or the cessation of operations. Any future equity financings will dilute the ownership interest of our existing investors and may have an adverse impact on the price of our common stock. Any of the foregoing steps will have a material adverse effect on our business, financial condition and results of operations. There can be no assurance that capital will be available on terms acceptable to us, if at all.

    (a) Principles of Consolidation

         The consolidated financial statements include the accounts of Matritech, Inc., a Delaware corporation and our wholly-owned subsidiary Matritech GmbH based in Freiberg, Germany. All significant intercompany balances and transactions have been eliminated at consolidation level.

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

    (c) Foreign Currency Translation

         The financial statements of the Matritech GmbH are translated in accordance with SFAS No. 52, Foreign Currency Translation. The functional currency of our foreign subsidiary is the local currency (Euro), and accordingly, all assets and liabilities of the foreign subsidiary are translated using the exchange rate at the balance sheet date except for capital accounts which are translated at historical rates. Revenues and expenses are translated at average rates during the period. Adjustments resulting from the translation from the financial statements of the Matritech GmbH into U.S. Dollars are excluded from the determination of net income and are accumulated in accumulated other comprehensive income within stockholders’ equity. Foreign currency transaction gains and losses are reported in the accompanying consolidated statements of operations and are immaterial to the results of operations.

    (d) Cash and Cash Equivalents

         We consider all highly liquid investments with maturities of 90 days or less at the date of purchase to be cash equivalents. We follow the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities, in accounting for our marketable securities. Securities held at December 31, 2002, include only cash and cash equivalents, a $410,000 certificate of deposit and money market accounts. Securities held at December 31, 2003, include only cash and cash equivalents, a $318,000 certificate of deposit and money market accounts.

    (e) Concentration of Credit Risk and Significant Customers

         Financial instruments that potentially expose us to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. We limit credit risk in cash and cash equivalents by investing only in short-term, investment grade securities with financial institutions of high credit standing. To reduce credit risk associated with our trade accounts receivable, we routinely assess the financial strength of its customers and, as a consequence, believe that our trade accounts receivable credit risk exposure is limited. We do not require collateral from our customers.

         We received revenue of greater than 10% of total product sales and collaboration fees from the following customers during the following periods:

	A	B

Year ended December 31, 2001	11%	14%
Year ended December 31, 2002	—	12%
Year ended December 31, 2003	—	—

         We had accounts receivable balances greater than 10% of total accounts receivable from the following customers as of December 31, 2002 and 2003:

	A	B	C

As of December 31,
2002	—	—	39%
2003	10%	—	—

    (f) Inventories

         Inventories are stated at the lower of cost (determined on a first-in first-out basis) or market and consist of the following:

	December 31,

	2002	2003

Raw materials	$160,862	$147,192
Work-in-process	3,667	4,327
Finished goods	270,205	400,735
Consignment inventory	63,179	56,957

	$497,913	$609,211

     (g) Depreciation

              We provide for depreciation using accelerated and straight-line methods by recording charges to operations in amounts that allocate the cost of property and equipment over their estimated useful lives as follows:

Asset Classification	Useful Life

Laboratory equipment	4 to 10 years
Office equipment	3-5 years
Laboratory furniture	5 years
Leasehold improvements	Life of lease
Automobiles	5 years

     (h) Disclosure of Fair Value of Financial Instruments

         Our financial instruments consist mainly of cash and cash equivalents, accounts receivable, accounts payable and notes payable. The carrying amounts of our financial instruments approximate their estimated fair values at December 31, 2002 and 2003. The estimated fair values have been determined through information obtained from market sources and management estimates.

     (i) Goodwill and Long-lived Assets

              Effective January 1, 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). This statement requires that goodwill and certain other intangibles no longer be amortized, but instead tested for impairment at least annually. We have completed the annual impairment tests as required by SFAS 142 and, based on the results of these tests, no impairment of goodwill was identified. We did not record amortization expense relating to our goodwill during the years ended December 31, 2002 and 2003. Goodwill amortization was $86,817 for the year ended December 31, 2001. A reconciliation of previously reported net income and earnings per share to the amounts adjusted for the exclusion of goodwill amortization follows:

2001

Reported net loss	$(8,730,827)
Add back: Goodwill amortization	86,817

Adjusted net loss	$(8,644,010)

Basic and diluted loss per share:
Reported net loss	$(0.33)
Goodwill amortization	—

Adjusted net loss	$(0.33)

         Our policy regarding long-lived assets is to evaluate the recoverability or usefulness of these assets when the facts and circumstances suggest that these assets may be impaired. This analysis relies on a number of factors, including changes in strategic direction, business plans, regulatory developments, economic and budget projections, technological improvements, and operating results. The test of recoverability or usefulness is a comparison of the asset value to the undiscounted cash flow of its expected cumulative net operating cash flow over the asset’s remaining useful life. Any write-downs would be treated as permanent reductions in the carrying amount of the asset and an operating loss would be recognized. To date, we have had recurring operating losses and the recoverability of our long-lived assets is contingent upon executing our business plan that includes, among other factors, significantly increasing product sales. If we are unable to execute our business plan, we may be required to write down the value of our long-lived assets in future periods.

     (j) Revenue Recognition

         We recognize revenue in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”). Revenue is recognized when the following criteria have been met:

1.	Persuasive evidence of an arrangement exists
2.	Delivery has occurred and risk of loss has passed
3.	The seller’s price to the buyer is fixed or determinable
4.	Collectibility is reasonably assured

         When determining whether risk of loss has transferred to customers on product sales, we evaluate both the contractual terms and conditions of our sales agreements as well as our business practices. Business practices such as agreeing to product exchanges may indicate the existence of an implied right to return the product even if there are no such contractual provisions for product returns. We treat such practices, whether contractual or implied, as conveying a right of return and will establish provisions for returns when reasonable and reliable estimates can be made. In accordance with SAB 104, where we do not have sufficient history to make reasonable and reliable estimates of returns, revenue associated with such practices is deferred until the return period lapses or a reasonable estimate can be made. This deferred revenue will be recognized as revenue when the distributor reports to us that it has either shipped or disposed of the units (indicating that the possibility of return is remote).

         Contract and license fee revenue is primarily generated through collaborative license and development agreements with strategic partners for the development and commercialization of our product candidates. The terms of the agreements typically include non-refundable license fees, funding of research and development, payments based upon achievement of certain milestones, payments for product manufacturing and royalties on net product sales. Revenue arrangements where multiple products or services are sold together under one contract are evaluated to determine if each element represents a separate unit of accounting as defined in Emerging Task Issues Force (EITF) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (“EIFT 00-21”). EITF 00-21 requires the following criteria to be met for an element to represent a separate unit of accounting:

1.	The delivered items have value to a customer on a stand-alone basis;
2.	There is objective and reliable evidence of the fair value of the undelivered items; and
3.	Delivery or performance is probable and within the control of the vendor for any delivered items that have a right of return.

        In the event that an element of such multiple element arrangement does not represent a separate earnings process and a separate unit of accounting, we recognize revenue from this element over the term of the related contract or as the undelivered items are delivered.

         Where we have continuing performance obligations under the terms of a collaborative arrangement, non-refundable license fees are recognized as revenue over the period we complete our performance obligations. Revenues from milestone payments related to arrangements under which we have no continuing performance obligations are recognized upon achievement of the related milestone only if all of the following conditions are met: it represents a separate unit of accounting as defined by EITF 00-21; the milestone payments are non-refundable; substantive effort is involved in achieving the milestone; and the amount of the milestone is reasonable in relation to the effort expended or the risk associated with achievement of the milestone. If any of these conditions is not met, the milestone payments are deferred and recognized as revenue over the term of the arrangement as we complete our performance obligations.

         Payments received from collaborative partners for research and development services performed by us are recognized as revenue on a straight line basis (unless evidence indicates an alternative earnings pattern can be demonstrated) over the term of the arrangement or the expected service period, whichever is longer. We recognize revenue from royalty payments upon the receipt of data from the licensees in accordance with the related license agreement supporting the amount of and basis for such royalty payments to us.

         Deferred revenue consists of the following:

	December 31,

	2002	2003

Collaboration fees	$866,676	$828,048
Deferred product revenue	359,866	340,327

	$1,226,542	$1,168,375

     (k) Research and Development Costs

         Research and development costs, which are comprised of costs incurred in performing research and development activities including wages and associated employee benefits, clinical trial costs, contract services, and facilities and overhead costs, are expensed as incurred.

     (l) Comprehensive Income (Loss)

        Comprehensive income (loss) is comprised of net income (loss) and certain changes in stockholders’ equity that are excluded from net income (loss). The Company includes foreign currency translation adjustments in other comprehensive income (loss) for Matritech GmbH as the functional currency is not the U.S. dollar.

     (m) Stock-Based Compensation

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

         The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	2001	2002	2003

Net loss	$(8,730,827)	$(8,278,274)	$(7,878,290)
Deduct: Total stock-based employee compensation expense
determined under fair value based method for all awards	(508,378)	(913,037)	(1,039,959)

Pro forma net loss	$(9,239,205)	$(9,191,311)	$(8,918,249)

Net loss per common share:
Basic and diluted— as reported	$(0.33)	$(0.27)	$(0.24)

Basic and diluted— pro forma	$(0.35)	$(0.30)	$(0.27)

         The weighted-average per share fair value of grants during 2001, 2002, and 2003 was $2.09, $1.93, and $1.82, respectively.

         The fair value of stock options and common shares issued pursuant to the stock option and stock purchase plans at the date of grant were estimated using the Black-Scholes model with the following weighted-average assumptions:

	2001	2002	2003

Risk–free interest rate	4.56% – 5.41%	1.35 – 3.28%	2.27 – 4.07%
Expected dividend yield	—	—	—
Expected life	7 years	7 years	7 years
Expected volatility	65%	110%	110%

         The effects on 2001, 2002 and 2003 pro form net loss and net loss per share of expensing the estimated fair value of stock options and common shares issued pursuant to the stock option and stock purchase plans are not necessarily representative of the effects on reported results of operations for future years as options vest over several years and we intend to grant varying levels of stock options in future periods.

     (n) Net Loss per Common Share

         We compute earnings per share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share. Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the year. Diluted loss per share is the same as basic loss per share as the effects of our potential common stock equivalents are antidilutive. Potential common stock equivalents consists of stock options, warrants, and convertible debentures as well as 12,262 contingently issuable shares of common stock held in escrow in connection with the Matritech GmbH acquisition at December 31, 2002. The number of antidilutive securities excluded from the computation of diluted loss per share were 1,801,079, 3,078,173 and 8,317,864 for the years ended December 31, 2001, 2002 and 2003, respectively.

     (o) Recent Accounting Pronouncements

        In April 2003 the FASB issued SFAS No. 149, Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities (SFAS No. 149). This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The Company does not expect the adoption of this statement to have a material impact on its financial position, results of operations, or cash flows.

        In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (“FIN No. 46”). The primary objectives of FIN No. 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (variable interest entities) and to determine when and which business enterprise should consolidate the variable interest entities. The new model for consolidation applies to an entity which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance the entity’s activities without receiving additional subordinated financial support from the other parties. FIN No. 46 also requires enhanced disclosures for variable interest entities. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. The standard as amended by FIN 46R, applies to the first fiscal year or interim period beginning after March 15, 2004 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company does not expect the adoption of FIN No. 46 to have a material impact on its consolidated financial statements.

(2) Agreements

         In March 2001, we entered into an eight-year, non-exclusive product supply and marketing agreement with Diagnostic Products Corporation (“DPC”) enabling DPC to develop and market an automated version of our NMP22 Lab Test Kit. Under this agreement we receive royalty payments which are recognized when earned. In all such agreements, the determination of when royalties are earned is based upon the receipt of data from the licensees in accordance with the related license agreement supporting the amount of and basis for such royalty payments to us.

         In March 2002, we entered into a supply and distribution agreement with Medical and Biological Laboratories Group of Nagoya, Japan (“MBL”) granting MBL the exclusive right in Japan to sell the NMP22 BladderChek Device. MBL is responsible for conducting clinical trials and securing the necessary regulatory approvals in Japan. Under the terms of this agreement MBL paid us a non-refundable license fee which is being recognized as revenue over the eight-year term of the agreement.

        In October 2002, we entered into a distribution agreement with Cytogen Corporation (“Cytogen”), granting Cytogen the exclusive right to market and sell the NMP22 BladderChek Device in the United States to the urology and oncology marketplace. Under the terms of the agreement, Cytogen paid a non-refundable license fee which is being recognized as revenue over term of the agreement. This agreement was amended in November 2003. Under the terms of the Restated Agreement, Cytogen will have a non-exclusive right to sell NMP22 BladderChek Devices to urologists until December 31, 2003 and an exclusive right to continue to sell NMP22 BladderChek Devices to oncologists for the term of the Restated Agreement. The term of the Restated Agreement expires on December 31, 2004 and is renewable annually thereafter upon the mutual consent of the parties.

         In November 2002, we entered into an exclusive license and supply agreement with Sysmex Corporation (“Sysmex”), which granted to it the use of NMP179 technology for automated non-slide-based laboratory instruments. Under the terms of the agreement, Sysmex purchased shares of our common stock at a premium. A premium of approximately $500,000 has been ascribed to the value of the license and is being recognized as revenue over the fourteen-year term of the related patents. This agreement also contains future royalty, milestone and research and development payments. We will recognize any future milestone payments over the remaining life of the related patents and will recognize future royalty payments when they are determinable.

         In March 2003, we entered into a collaboration and commercialization agreement with Mitsubishi Kagaku Medical, Inc., a division of Mitsubishi Chemical (“MKI”), whereby we will collaborate to develop and validate a Proprietary Laboratory Procedure for NMP66 proteins suitable for implementation in one or more commercial laboratories in Japan. Under the terms of this agreement, MKI paid Matritech an upfront fee and several milestone payments may become due in the future. These payments will be recognized over the term of the agreement.

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

         The aggregate purchase price of approximately $801,000 consisted of assumed liabilities of $700,000 and acquisition costs of $101,000, net of cash acquired. The purchase price was allocated based upon the fair values of the tangible and intangible assets acquired. Total tangible assets acquired were approximately $533,000 comprised of current assets of $311,000, net fixed assets of $201,000 and other assets of $21,000. Goodwill of $268,000 was recorded in connection with the acquisition. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the remaining $133,000 of goodwill as of December 31, 2001 ceased to be amortized and will be reviewed annually for impairment.

         In connection with the acquisition, we issued 37,153 shares of our common stock to the former shareholders of ADL. These shares are restricted subject to continued employment of the ADL shareholders. This issuance of shares was valued at $214,300, and was recorded ratably as compensation over the three-year employment period. In 2001, 10,000 shares of common stock were issued to the former shareholders of ADL in accordance with their employment agreements. We recorded compensation expense based on the fair market value of the common stock on the date of these grants, totaling $30,800.

(4) Valuation and Qualifying Accounts

         The following table sets forth activity in the Company’s accounts receivable reserve account:

	Balance at			Balance at
	Beginning	Charges to		End of
	of Year	Expense	Write-offs	Year

2001	$32,433	—	—	$32,433
2002	32,433	—	8,842	23,591
2003	23,591	—	—	23,591

(5) Commitments and Contingencies

              We lease office and laboratory facilities and certain equipment under operating leases that expire through 2006. Total commitments are due as follows:

2005	$580,000
2006	561,000
2007	45,000
2008	4,000

Total	$1,190,000

         Rent expense, including facility and equipment rentals, for the years ended December 31, 2001, 2002 and 2003 was approximately $509,000, $540,000 and $568,000 respectively.

         In December 2003, a third party complaint was filed against us by the lessor of the property we occupy in Newton, Massachusetts in a suit brought against the lessor by a former employee of ours. The action is pending in Middlesex County Superior Court, Massachusetts under the caption Kira Shapiro et al v. Francis Biotti as Trustee of One Nevada Street Realty Trust, Civil Action No. 02-05439. In the underlying action, the plaintiff seeks damages for personal injuries allegedly sustained as a result of the negligence of the lessor in maintaining the interior of the leased premises. Our lessor seeks reimbursement from us for any amounts for which he may be held liable. We have notified our general liability insurance carrier of this claim and the carrier has assumed defense of the claim. We believe that an adverse determination is not probable, the amount of loss, if any, cannot be reasonably estimated, and the loss, if any, may be covered by available insurance.

        During 2003, we received reports from customers that one of the products we sell through our German subsidiary failed to perform correctly and provided false readings on patients’ conditions. We believe the product performance problems are being addressed by the manufacturer of the products and that the manufacturer will accept responsibility for defective products. Accordingly, we have no liabilities recorded for, nor any accruals made with respect to, these matters as of December 31, 2003.

          Guarantees

         As permitted under Delaware law, we have agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a Director and Officer insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. All of these indemnification agreements were grandfathered under the provisions of FIN No. 45 as they were in effect prior to December 31, 2003. Accordingly, we have no liabilities recorded for these agreements as of December 31, 2003.

         We enter into standard indemnification agreements in our ordinary course of business. Pursuant to these agreements, we indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally our business partners or customers, in connection with any U.S. patent or any copyright or other intellectual property infringement claim by any third party with respect to our products. The term of these indemnification agreements vary. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. We have never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal.

        Intellectual Property Rights

        Our NMP22 BladderChek Device is a point of care device which may utilize technologies on which third parties have patent rights. We are attempting to obtain appropriate licenses or waivers and have, in the interim, accrued estimated royalties on sales of NMP22 BladderChek Devices based on our estimates of customary royalty rates. We do not know whether we will be successful in securing licenses or waivers from all third parties that may have rights to point of care device technology, whether the estimated royalty rates we have accrued will be sufficient to cover any license fees based on past sales, or whether our profit margin going forward will be significantly affected by royalties we may negotiate.

        License Agreements

            a.  MIT License Agreement

         MIT has granted us a worldwide exclusive license to certain technology, which was extended when we obtained FDA approval of our first cancer diagnostic product in 1996, until the expiration of all patent rights in 2006. Pursuant to the license agreement, we pay royalties on the sales of products incorporating the licensed technology. We paid $10,715, $19,425 and $34,764 in royalties in the years ended December 31, 2001, 2002 and 2003.

            b.  Hybritech License Agreement

        In August 1994, we entered into a non-exclusive license agreement with Hybritech, Inc. for the manufacture and sale of certain patented technology for immunometric assays using monoclonal antibodies. We are required to pay a royalty equal to 8% of net sales of licensed products subject to the license in countries where Hybritech, Inc. has a valid patent in effect. The last Hybritech, Inc. patent expires in 2008. We paid $25,000, $25,000 and $0 in royalties in the years ending December 31, 2001, 2002, and 2003.

(6) Stockholders’ Equity

     (a) Sale of Common Stock and Warrants

         In July 2000, we issued a fully vested, nonforfeitable warrant to an investor relations consultant for the purchase of up to 450,000 shares of our common stock for a price of $2.50 per share expiring in July 2005. These warrants were valued at $2,041,368 in accordance with SFAS No. 123 and were expensed ratably over the one-year term of the agreement. We expensed $1,020,684 as a component of selling, general and administrative expense on the accompanying statement of operations for the year ended December 31, 2001. In December 2000 and January 2001, 200,000 and 50,000, respectively, of these warrants were exercised, providing proceeds to us of $500,000 and $125,000, respectively.

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

         In December 2002, we completed a private placement of 222,077 units, at a purchase price of $5.31 per unit. Each unit consists of three shares of common stock and a warrant to purchase one share of common stock at a price of $2.30 per share. These warrants are exercisable until December 9, 2005 and are callable by us if certain conditions are satisfied. We received net proceeds of approximately $1,155,000. None of these warrants has been exercised. The values of the warrants and common stock in excess of par value have been reflected in additional paid-in-capital.

        In March 2003, in connection with a private placement of Convertible Debentures, we issued warrants to purchase 784,314 shares of our common stock at an exercise price of $2.278 including a warrant to purchase 98,039 shares of common stock to a placement agent in connection with this transaction (see Note 7). These warrants are exercisable until March 2008. The exercise price of the warrants is adjustable down to the deemed issuance price of any subsequent dilutive issuances (subject to certain limited exceptions), and after the Convertible Debentures are no longer outstanding, the exercise price of the Warrants will be adjustable downward on a weighted-average basis upon any such subsequent dilutive issuance. On October 15, 2003 we completed a sale of common stock which has been deemed to be a dilutive issuance under the terms of the March Warrants. As a result, the exercise price of the March Warrants was adjusted downward, and at December 31, 2003 these warrants were exercisable to purchase shares of our common stock at a price of $1.67 per share.

        On October 15, 2003 we completed a private placement of 3,593,893 shares of our common stock at a price of $1.67 and warrants to purchase 1,257,861 shares of our common stock at a price of $2.45 per share for an aggregate consideration of $6,001,801 (before cash commissions and expenses of approximately $840,000). In addition, we issued warrants to various placement agents for a total of 546,553 shares at exercise prices ranging from $1.67 to $2.70. These warrants are valued at approximately $839,000. The warrants issued as part of this private placement are exercisable until October 15, 2008. None of these warrants has been exercised. The values of the warrants and common stock in excess of par value have been reflected in additional paid-in-capital. The terms of this private placement place certain restrictions on our ability to raise additional capital, including a prohibition on such activity (with certain limited exceptions) for a period of 90 days after the effective date of the registration statement filed with respect to the shares of common stock and the shares underlying the warrants issued in this private placement. In addition, the terms of this private placement give the investors in the private placement the right to participate in future financings by the Company.

        On November 6, 2003, a distributor of our products in the Far East acquired our common stock and warrants as part of a strategic investment in Matritech. The transaction included 299,402 shares of our common stock at a price of $1.67 and warrants to purchase 104,790 shares of our common stock at a price of $2.45 per share for an aggregate consideration of $500,001 (before expenses of approximately $13,000). The warrants issued as part of this private placement are exercisable until November 6, 2008. None of these warrants has been exercised. The values of the warrants and common stock in excess of par value have been reflected in additional paid-in-capital. The terms of this private placement were essentially the same as those of the private placement that was completed by the Company on October 15, 2003.

       (b) Stock Option and Purchase Plans

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

         There are 2,524,820 common shares available for future grants under existing option plans at December 31, 2003. The following table summarizes stock option activity:

			Weighted
	Number	Exercise Price	Average Exercise
	of Options	Per Share	Price Per Share

Options outstanding, December 31, 2000	1,272,150	0.84 - 13.13	4.58
Granted	321,278	1.80 - 4.34	3.09
Exercised	(60,494)	1.34 - 2.44	2.38
Terminated	(94,375)	1.34 - 7.88	1.54

Options outstanding, December 31, 2001	1,438,559	0.84 - 13.13	4.52
Granted	1,319,780	1.86 - 2.54	2.21
Exercised	(6,850)	1.34 - 1.44	1.40
Terminated	(217,624)	1.16 - 7.88	3.95

Options outstanding, December 31, 2002	2,533,865	0.84 - 13.13	4.52
Granted	237,500	1.75 - 2.54	2.08
Exercised	(250)	1.34	1.34
Terminated	(242,643)	1.44 - 7.88	2.27

Options outstanding, December 31, 2003	2,528,472	$0.84 - $13.13	$3.36

Options exercisable, December 31, 2003	1,388,307	$0.84 - $13.13	$4.26

Options exercisable, December 31, 2002	1,074,243	$0.84 - $13.13	$4.81

Options exercisable, December 31, 2001	975,016	$0.84 - $13.13	$5.35

	Options Outstanding			Options Exercisable

		Weighted
		Average
		Remaining	Weighted		Weighted
		Contractual	Average		Average
Range of	Number	Life	Exercise	Number	Exercise
Exercise Price	Outstanding	(in Years)	Price	Exercisable	Price

$ 0.84 - $ 1.16	130,000	5.59	$0.91	130,000	$0.91
$ 1.17 - 2.00	347,857	8.00	$1.76	123,356	$1.63
$ 2.01 - 2.85	1,271,529	7.91	$2.31	444,866	$2.38
$ 2.86 - 4.34	313,698	6.71	$3.41	225,397	$3.46
$ 4.35 - 6.69	42,325	5.84	$6.28	41,625	$6.28
$ 6.70 - 10.63	393,063	3.00	$7.89	393,063	$7.89
$ 13.13	30,000	2.44	$13.13	30,000	$13.13

Total	2,528,472	6.80	$3.36	1,388,307	$4.26

         We have reserved and may issue up to an aggregate of 225,000 shares of common stock under the Employee Stock Purchase Plans pursuant to which stock is sold at 85% of fair market value, as defined. At December 31, 2002 and 2003 we have accumulated payroll deductions of $7,000 and $5,250, respectively, for the issuance of 4,000 and 3,000 shares of common stock, respectively, which are issued in the following year to employees pursuant to the plan. At December 31, 2003, 215,000 shares were available for issuance under the plan.

     (c) Reserved Shares

         As of December 31, 2003 the following shares of common stock were reserved and available for future issuance:

Stock Option Plans	5,053,292
2002 Employee Stock Purchase Plan	215,000
Exercise of warrants outstanding	3,115,595
Stock reserved for converting debentures	2,673,797

11,057,684

(7)  Convertible Debt and Notes Payable

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

        Upon issuance, the Convertible Debentures were convertible into shares of our common stock at a conversion price of $2.55, but the conversion price is subject to downward adjustment (with certain limited exceptions) upon any dilutive issuances of our securities to an amount equal to 112% of the price at which such dilutive issuance is deemed to be made. These terms create the potential for issuance of additional shares of our common stock upon conversion of the Convertible Debentures. On October 15, 2003 we completed a sale of common stock which has been deemed to be a dilutive issuance under the terms of the Convertible Debentures. As a result, at December 31, 2003, the Convertible Debentures are convertible into 2,673,797 shares of our common stock at a price of $1.87 per share, representing an increase of 713,012 shares from the conversion terms of the Convertible Debenture at March 31, 2003. The value of these additional shares will be treated as additional interest expense over the term of the debentures.

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

        The proceeds of $5 million, less closing costs, were allocated between the Convertible Debentures (approximately $3,450,000) and the warrants (approximately $950,000) based on their relative fair values. The value of the warrants was calculated using the Black-Scholes pricing model with the following assumptions: dividend yield of zero percent; expected volatility of 110%; risk free interest rate of approximately 3% and a term of five years. The initial carrying value of the Convertible Debentures is being accreted ratably, over the term of the notes, to the $5 million amount due at maturity using the effective interest method. Total closing costs were approximately $600,000 and included a warrant issued to the placement agent valued at approximately $162,000 using the Black-Scholes pricing model with the same assumptions as the warrants above. The closing costs were allocated between the debt and the warrants resulting in $475,000 being ascribed to the debt as deferred offering costs and such costs included $132,000 related to the placement agent warrant. In addition, the difference between the effective conversion price of the debentures into common stock and the fair value of our common stock on the date of issuance of the debentures resulted in a beneficial conversion feature totaling approximately $198,000, which was calculated in accordance with EITF 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments. This beneficial conversion feature was recorded as a debt discount and will be amortized using the effective interest rate over the life of the debt.

        As noted above, we completed a sale of common stock in October 2003 which has been deemed to be a dilutive issuance under the terms of the Convertible Debentures. As a result, the Convertible Debentures are currently convertible into 2,673,797 shares of our common stock at a price of $1.87 per share, representing an increase of 713,012 shares from the conversion terms of the Convertible Debenture at March 31, 2003. We have calculated an additional beneficial conversion charge totaling approximately $1,497,000 which was recorded as a debt discount in the fourth quarter of 2003 and amortized over the remaining life of the debt.

        A summary of the Convertible Debt accounting is as follows:

Proceeds at closing	$5,000,000
Less:
Fair value ascribed to the warrants and recorded as debt discount	(950,000)
Fair value ascribed to placement agent warrant and recorded as debt discount	(131,000)
Beneficial conversion feature calculated on date of closing and recorded as debt discount	(199,000)
Additional beneficial conversion feature recorded in the fourth quarter of 2003 as debt discount	(1,497,000)
Add back:
Amortization of debt discount and beneficial conversion features	644,000

Balance, December 31, 2003	$2,867,000

        Debt issuance costs attributable to the Convertible Debenture element, which totaled approximately $475,000, have been capitalized as other assets and other current assets on the consolidated balance sheet and will be amortized based on the effective interest method over the term of the debt. For the year ended December 31, 2003, $146,000, representing amortization of these costs is included in interest expense. As of December 31, unamortized debt issuance costs totaled $329,000, of which $210,000 is included in other current assets.

        Notes Payable

          In connection with the acquisition of ADL, we assumed certain debt obligations. At December 31, 2003, these obligations consist of a $24,000 loan from a bank and a $38,000 third-party demand note. The bank loan bears interest at 5.2%, is due in monthly installments of $4,000 and is secured by trade receivables and inventory. We will repay the demand note over the next three years and a key Matritech GmbH employee will pay us all amounts due under the demand note. We have recorded a corresponding asset for this employee receivable.

         In July 2002, we entered into a term note for $410,000 with Citizens Bank of Massachusetts to finance an equipment purchase. The term note is payable over four years, bears interest at 1% plus the bank’s prime rate (4% at December 31, 2003) and contains a covenant which requires us to maintain a cash balance of $250,000 at all times. This note is collateralized by the capital equipment. If the ratio of our cash and cash equivalents to total liabilities (excluding deferred revenue) is 115% or less, the bank has the right to exchange the equipment as collateral for a certificate of deposit in the amount of $317,000. We were in compliance with all debt covenants at December 31, 2003. Given our current spending rate, if we do not obtain additional financing we expect to violate this covenant before December 31, 2004, accordingly, we have classified this note as a current liability.

         Maturities of debt obligations are as follows:

2004	$2,255,000
2005	2,423,000
2006	649,000

Total	$5,327,000

(8) Accrued Expenses

         Accrued expenses consist of the following:

	December 31,

	2002	2003

Payroll and related costs	$491,551	$573,554
Professional fees	158,711	156,062
Other	193,130	246,626

	$843,392	$976,242

(9) Income Taxes

         A reconciliation of the federal statutory rate to our effective tax rate is as follows:

	December 31,

	2001	2002	2003

Income tax provision at federal statutory rate	(34.0)%	(34.0)%	(34.0)%
Increase in tax resulting from State tax provision, net of Federal benefit	(6.0)	(6.0)	(6.0)
Increase in valuation allowance	40.0	40.0	40.0

Effective tax rate	0%	0%	0%

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

         At December 31, 2003, we had federal and state tax net operating loss carryforwards (“NOL”) of approximately $61,070,000 and $33,521,000, which begin to expire in 2004. Approximately, $5,144,000 of state NOLs expired in 2003. We also have a NOL from our operation in Germany of approximately $1,124,000, which carries forward indefinitely. At December 31, 2003, we had federal and state research and experimentation credit carryforwards of approximately $1,518,000 and $1,147,000, which begin to expire in 2004, respectively. Based upon the Internal Revenue Code Section 382, changes in our ownership could limit the utilization of our tax attributes.

         Our net deferred tax asset consists of the following:

	December 31,

	2002	2003

Net operating loss carryforwards	$20,611,000	$23,293,000
Capitalized research and development expenses	5,774,000	5,701,000
Tax credits	2,117,000	2,275,000
Deferred revenue	494,000	471,000
Other temporary differences	(95,000)	(36,000)

Deferred tax asset	28,901,000	31,704,000
Valuation allowance	(28,901,000)	(31,704,000)

Net deferred tax asset	$—	$—

         A full valuation allowance has been provided due to the uncertainty surrounding the realization of the deferred tax asset.

(10)  Related Party Transactions

        On November 6, 2003, a distributor of our products in the Far East acquired $500,000 our common stock and warrants (see Note 6). This distributor accounted for approximately $130,000 of sales during 2003.

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

	Revenue ($ in 000's)

	2001		2002		2003

	$	%	$	%	$	%

Germany	$1,699	73%	$2,324	75%	$3,011	75%
United States	351	15	347	11	583	15
Japan	163	7	215	7	175	4
Europe (excluding Germany)	30	1	119	4	35	1
Rest of world	98	4	89	3	214	5

Total	$2,341	100%	$3,094	100%	$4,018	100%

         Our total net fixed assets in the United States and Germany are as follows:

Total Net Fixed Assets ($ in 000‘s)

	2001		2002		2003

	$	%	$	%	$	%

United States	$573	80%	$864	90%	$832	89%
Germany	147	20	99	10	105	11

Total	$720	100%	$963	100%	$937	100%

(12) Supplemental Financial Disclosure

Unaudited ($ in 000's, except per share amounts)	Q1-03	Q2-03	Q3-03	Q4-03

Revenue	$916	$1,138	$1,171	$1,150
Operating loss	(1,969)	(1,695)	(1,602)	(1,589)
Net loss	(1,955)	(1,866)	(1,782)	(2,275)
Basic/diluted net loss per share	$(0.06)	$(0.06)	$(0.06)	$(0.06)

Unaudited ($ in 000's, except per share amounts)	Q1-02	Q2-02	Q3-02	Q4-02

Revenue	$799	$866	$784	$831
Operating loss	(2,104)	(1,997)	(2,129)	(2,102)
Net loss	(2,086)	(1,972)	(2,122)	(2,098)
Basic/diluted net loss per share	$(0.07)	$(0.06)	$(0.07)	$(0.07)

        During the fourth quarter of fiscal 2003 we recorded significant fourth quarter adjustments related to the accretion of debt discount and amortization of debt issuance costs. These noncash charges approximate $200,000. Of this amount approximately $96,000 relates to the second quarter and $104,000 relates to the third quarter.

(13) Subsequent Events

        On March 19, 2004 we completed a private placement of 4,858,887 shares of our common stock at a price of $1.35 and warrants to purchase 1,214,725 shares of our common stock at a price of $2.00 per share for an aggregate consideration of $6,559,500 (before cash commissions and expenses of approximately $713,000). In addition we issued warrants to various placement agents for a total of 434,475 shares at an exercise price of $2.00 per share. These warrants are valued at approximately $560,000. The warrants issued as part of this private placement are exercisable until March 19, 2009.

        This sale has also been deemed to be a dilutive issuance under the terms of the Convertible Debentures and our March 2003 Warrants. As a result, the convertible debentures are currently convertible into 3,183,902 shares of our common stock at a price of $1.51 per share, representing an increase of 612,944 shares from the conversion terms of the debenture at November 6, 2003, and the March 2003 Warrants are exercisable to purchase shares of our common stock at a price of $1.35 per share. We have calculated an additional beneficial conversion charge totaling approximately $1,340,000 which will be recorded as a debt discount in the first quarter of 2004 and amortized over the remaining life of the debt.