Form 10-Q
period 2004-03-31
MATRITECH INC/DE/
filed 2004-05-07
CIK 884847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934: For the quarterly period ended March 31, 2004

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934: For the transition period from to

Commission file number: 001-12128

Matritech, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	04-2985132

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

     As of May 1, 2004, there were 41,297,184 shares of the Registrant’s Common Stock outstanding.

MATRITECH, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

MATRITECH, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 31,	March 31,
	2003	2004
ASSETS
Current Assets:
Cash and cash equivalents	$7,518,124	$11,206,138
Accounts receivable less allowance of $23,591 in 2003 and 2004	556,624	813,157
Inventories, net	609,211	524,687
Prepaid expenses and other current assets	390,090	413,684

Total current assets	9,074,049	12,957,666

Property and equipment, at cost:
Laboratory equipment	2,437,430	2,445,940
Office equipment	408,153	410,074
Laboratory furniture	62,739	62,738
Leasehold improvements	88,865	97,365
Automobiles	47,053	45,885

	3,044,240	3,062,002
Less — Accumulated depreciation and amortization	2,107,544	2,150,887

	936,696	911,115

Goodwill	132,615	132,615
Other assets	246,706	207,073
Receivable from related party	28,254	28,254

Total assets	$10,418,320	$14,236,723

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of notes payable	$301,647	$261,847
Current maturities of convertible debt	1,554,067	1,069,135
Accounts payable	281,697	323,746
Accrued expenses	976,242	1,090,732
Deferred revenue	525,940	515,280

Total current liabilities	3,639,593	3,260,740

Notes payable, less current maturities	25,202	24,592
Convertible debt, less current maturities	1,312,860	712,543
Deferred revenue	642,435	645,143

Total liabilities	5,620,090	4,643,018

Commitments and Contingencies
Stockholders’ Equity:
Preferred stock, $1.00 par value
Authorized—4,000,000 shares
Issued and outstanding—no shares	—	—
Common stock, $0.01 par value
Authorized—60,000,000 shares
Issued and outstanding—36,121,934 shares in 2003 and 41,156,470 shares in 2004	361,219	411,564
Additional paid-in capital	83,316,769	90,762,680
Accumulated other comprehensive income (loss)	119,119	110,582

	December 31,	March 31,
	2003	2004
Accumulated deficit	(78,998,877)	(81,691,121)

Total stockholders’ equity	4,798,230	9,593,705

Total liabilities and stockholders’ equity	$10,418,320	$14,236,723

The accompanying notes are an integral part of these consolidated financial statements.

MATRITECH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	March 31,
	2003	2004
Revenue:
Product sales	$864,554	$1,385,672
Alliance and collaboration revenue	50,973	47,955

Total revenue	915,527	1,433,627
Expenses:
Cost of product sales	546,731	539,376
Research, development and clinical expense	731,682	715,446
Selling, general and administrative expense	1,606,606	2,268,995

Total operating expenses	2,885,019	3,523,817

Loss from operations	(1,969,492)	(2,090,190)

Interest income	21,479	19,958
Interest expense	6,587	622,012

Net loss	$(1,954,600)	$(2,692,244)

Basic and diluted net loss per common share	$(0.06)	$(0.07)

Basic and diluted weighted average number of common shares outstanding	32,119,981	36,715,762

The accompanying notes are an integral part of these consolidated financial statements.

MATRITECH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	March 31,
	2003	2004
Cash Flows from Operating Activities:
Net loss	$(1,954,600)	$(2,692,244)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	64,093	54,945
Amortization of deferred compensation	17,858	—
Amortization of debt discount	—	445,729
Amortization of deferred charges	—	59,003
Issuance of common stock for interest on debt	—	98,687
Noncash interest expense	—	14,373
Changes in assets and liabilities:
Accounts receivable	268,408	(256,533)
Inventories	(61,007)	84,524
Prepaid expenses and other assets	23,960	(42,964)
Accounts payable	(83,654)	42,049
Accrued expenses	(86,914)	114,490
Deferred revenue	95,099	(7,952)

Net cash used in operating activities	(1,716,757)	(2,085,893)

Cash Flows from Investing Activities:
Purchases of property and equipment	(100,971)	(31,692)

Net cash used in investing activities	(100,971)	(31,692)

Cash Flows from Financing Activities:
Payments on notes payable	(38,752)	(38,751)
Proceeds from convertible debentures and warrants, net	4,556,083	—
Proceeds from sale of common stock and warrants	—	5,846,969
Proceeds from issuance of common stock under employee stock purchase plan	7,000	5,250

Net cash provided by financing activities	4,524,331	5,813,468

Effect of foreign exchange on cash and cash equivalents	48,459	(7,869)

Increase in cash and cash equivalents	2,755,062	3,688,014
Cash and cash equivalents, beginning of period	4,172,013	7,518,124

Cash and cash equivalents, end of period	$6,927,075	$11,206,138

Supplemental Cash Flow Information:
Cash paid during the year for interest	$6,587	$4,221
Stock issued for debt retirement	—	206,681
Stock issued for interest payments	—	98,688

The accompanying notes are an integral part of these consolidated financial statements.

MATRITECH, INC.

NOTES TO UNAUDITED, CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Operations and Basis of Presentation

     The quarterly financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and include, in the opinion of management, all adjustments, consisting of normal, recurring adjustments necessary for a fair presentation of interim period results on a going-concern basis. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The results for the interim periods presented are not necessarily indicative of results to be expected for any future period. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 filed with the SEC (File No. 001-12128).

     We have incurred losses from operations since our inception. We have an accumulated deficit of $82 million at March 31, 2004. We believe that our existing capital resources combined with our financing plans will be sufficient to fund operations through at least December 31, 2004. Our financing plans include continuing to seek to raise additional capital and will consider various financing alternatives, including equity or debt financings and corporate partnering arrangements. However, we may not be able to raise needed capital on terms that are acceptable to us, or at all. If we raise funds on unfavorable terms, we may provide rights and preferences to new investors which are not available to current shareholders. In addition, our existing financing arrangements contain anti-dilutive provisions which may require us to issue additional securities if certain conditions are met. If we do not receive additional financing or do not receive an adequate amount of additional financing, we will be required to curtail our expenses by reducing research and/or marketing or by taking other steps that could hurt our future performance, including but not limited to, the premature sale of some or all of our assets or product lines on undesirable terms, merger with or acquisition by another company on unsatisfactory terms or the cessation of operations. Any future equity financings will dilute the ownership interest of our existing investors and may have an adverse impact on the price of our common stock. Any of the foregoing steps will have a material adverse effect on our business, financial condition and results of operations. There can be no assurance that capital will be available on terms acceptable to us, if at all.

2. Summary of Significant Accounting Policies

(a)	Principles of Consolidation

     The consolidated financial statements include the accounts of Matritech, Inc., a Delaware corporation and our wholly-owned subsidiary Matritech GmbH based in Freiberg, Germany. All significant intercompany balances and transactions have been eliminated at consolidation level.

(b)	Inventories

     Inventories are stated at the lower of cost (determined on a first-in first-out basis) or market and consist of the following:

	December 31,	March 31,
	2003	2004
Raw materials	$147,192	$156,699
Work-in-process	4,327	5,571
Finished goods	400,735	303,021
Consignment inventory	56,957	59,396

	$609,211	$524,687

(c)	Revenue Recognition

     Deferred revenue consists of the following:

	December 31,	March 31,
	2003	2004
Collaboration fees	$828,048	$805,091
Deferred product revenue	340,327	355,332

	$1,168,375	$1,160,423

(d)	Comprehensive Loss

     Comprehensive loss is comprised of net loss and certain changes in stockholders’ equity that are excluded from net loss. The Company includes foreign currency translation adjustments in other comprehensive income (loss) for Matritech GmbH as the functional currency is not the U.S. dollar. The composition of accumulated other comprehensive income (loss) is as follows:

	Three Months Ended
	March 31,
	2003	2004
Reported net loss	$(1,954,600)	$(2,692,244)
Other comprehensive income (loss)
Foreign currency translation adjustments	48,017	(8,537)

Comprehensive loss	$(1,906,583)	$(2,700,781)

(e)	Stock-Based Compensation

     We have elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations, in accounting for our stock-based compensation plans, rather than the alternative fair value accounting method provided for under Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, (“SFAS No. 123”). In accordance with Emerging Issues Task Force (“EITF”) Issue No. 96-18, we record compensation expense equal to the fair value of options granted to non-employees over the vesting period, which is generally the period of service.

     The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	Three Months Ended
	March 31,
	2003	2004
Net loss	$(1,954,600)	$(2,692,244)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(267,854)	(263,103)

Pro forma net loss	$(2,222,454)	$(2,955,347)

Net loss per common share:
Basic and diluted — as reported	$(0.06)	$(0.07)
Basic and diluted — pro forma	$(0.07)	$(0.08)

     The fair value of stock options and common shares issued pursuant to the stock option and stock purchase plans at the date of grant were estimated using the Black-Scholes model with the following weighted-average assumptions:

	2003	2004
Risk-free interest rate	3.58%	3.74 – 4.19%
Expected dividend yield	—	—
Expected life	7 years	7 years
Expected volatility	110%	144%

(f)	Net Loss per Common Share

     We compute earnings per share in accordance with SFAS No. 128, Earnings per Share. Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the year. Diluted loss per share is the same as basic loss per share as the effects of our potential common stock equivalents are antidilutive. At March 31, 2003, potential common stock equivalents consisted of stock options, warrants, and convertible debentures as well as 12,262 contingently issuable shares of common stock held in escrow in connection with the Matritech GmbH acquisition. The number of antidilutive securities excluded from the computation of diluted loss per share were 5,880,804 and 10,646,081 for the periods ended March 31, 2003 and 2004, respectively.

3. Stockholders’ Equity

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

     This transaction has also been deemed to be a dilutive issuance under the terms of the Convertible Debentures we issued in March 2003 and our warrants issued in connection with the Convertible Debenture financing (the “March 2003 Warrants”). As a result, the Convertible Debentures are currently convertible into 3,183,902 shares of our common stock at a price of $1.51 per share, representing an increase of 612,944 shares from the conversion terms of the debenture at December 31, 2003, and the March 2003 Warrants are exercisable to purchase shares of our common stock at a price of $1.35 per share representing a decrease in purchase price of $0.32 per share. We have calculated an additional beneficial conversion charge totaling approximately $1,339,000 (see table below) which has been recorded as a debt discount in the first quarter of 2004 and will be amortized over the remaining life of the debt.

4. Convertible Debt

     A summary of the Convertible Debt accounting is as follows:

Proceeds at closing	$5,000,000
Less:
Fair value ascribed to the warrants and recorded as debt discount	(950,000)
Fair value ascribed to placement agent warrant and recorded as debt discount	(131,000)
Beneficial conversion feature calculated on date of closing and recorded as debt discount	(199,000)
Additional beneficial conversion feature recorded in the fourth quarter of 2003 as debt discount	(1,497,000)
Additional beneficial conversion feature recorded in the first quarter of 2004 as debt discount	(1,339,000)
Principal payment made in stock	(192,000)
Add back:
Amortization of debt discount and beneficial conversion features	1,090,000

Balance, March 31, 2004	$1,782,000

     The debt discount is being amortized to interest expense using the effective interest method over the term of the debt. For the period ended March 31, 2004, $445,729 representing amortization of these costs is included in interest expense.

     Debt issuance costs attributable to the Convertible Debentures, which totaled approximately $475,000, have been capitalized as other assets and other current assets on the consolidated balance sheet and will be amortized based on the effective interest method over the term of the debt. For the period ended March 31, 2004, $59,000, representing amortization of these costs is included in interest expense. As of March 31, 2004, unamortized debt issuance costs totaled $270,000, of which $191,000 is included in other current assets.

     Minimum future payments on the debt are as follows:

2004	$1,947,000
2005	2,445,000
2006	776,000

Total payments	$5,168,000
Less: Portion related to periodic interest payments	(360,000)
Non-cash interest related to debt discount	(3,026,000)

Balance, March 31, 2004	$1,782,000
Less current portion	1,069,000

Long-term portion	$713,000

     The Convertible Debentures allow the interest and principal to be paid in common stock at a discount to valuation, but only if (i) we are not in default under the terms of the Convertible Debentures, (ii) there is an effective registration statement covering such shares, (iii) our common stock is listed on one of American Stock Exchange, New York Stock Exchange, Nasdaq National Market or Nasdaq SmallCap Market, (iv) we have provided proper notice of our election to make payments in stock and have made payment of all other amounts then due under the Convertible Debentures, (v) the issuance of such shares would not cause the holders to own more than 9.999% of the outstanding shares of our common stock, (vi) no public announcement of a change of control or other reclassification transaction has been made and (vii) we have sufficient authorized but unissued and unreserved shares to satisfy all share issuance obligations under the March 2003 financing. The first quarter of 2004’s $98,000 interest payment was made in stock and the March, 2004 principal repayment of $192,308 was made in stock and unless a default occurs, the remaining payments scheduled for both interest and principal are expected to be made in stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     This Quarterly Report on Form 10-Q, our other reports and communications to our securityholders, as well as oral statements made by our officers or agents may contain forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements may relate to, among other things, our future revenue, operating income and the plans and objectives of management. In particular, certain statements contained in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” including “Factors That May Affect Future Results” constitute forward-looking statements. Actual events or results may differ materially from those stated in any forward-looking statement. Factors that may cause such differences are discussed below and in our other reports filed with the SEC.

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

     Products developed by our scientists and based upon our proprietary NMP technology became our most important source of revenue and revenue growth in 2003. NMP22® product sales exceeded sales from other products for the first time in 2003, and we expect them to be our largest and most important source of revenue for the foreseeable future. We continue to distribute allergy products for a third party in Europe, but revenues from these products declined in 2003. These trends continued in the first quarter of 2004. Prior to 2003, our revenues were derived primarily from selling products made by others and through licensing fees and other payments from strategic partnerships or alliances.

     Effective November 2003, we changed our U.S. distributor arrangement with Cytogen Corporation for our most important product, our NMP22 BladderChek® Test, to permit us to sell directly to urologists, as we have done in Germany since 2001. This change is expected to result in increased sales, increased revenue per test, improvement in our gross profit margin and increased selling, general and administrative (“SG&A”) expenses in 2004 compared to 2003.

     SG&A expenses substantially increased in the first quarter of 2004 from the first quarter of 2003. This increase was caused primarily by the larger costs needed to support the direct distribution of the NMP22 BladderChek Tests. The increased selling expenditures will likely increase our losses in the short term (See “Results of Operations” below), but thereafter we expect they will generate sufficient gross profit to cover our increased selling expenses and achieve our goal of profitability. In addition, because the financial future of Matritech is so closely related to increasing the sales of NMP22 BladderChek Tests, we are taking steps to ensure we can meet anticipated demand for these devices in the future.

     We are continuing our collaboration with Sysmex Corporation, a leading manufacturer of automated laboratory instruments based in Kobe, Japan, in the field of cervical tissue testing. We are also continuing the development of our core diagnostic technology in breast cancer. We measure our progress in such programs by achievements such as entering into new strategic partnerships or alliances, obtaining positive clinical trial results, and ultimately securing regulatory approvals such as our four FDA approvals for NMP22 products. If we can successfully leverage our strategic partnerships, we expect to meet our goal of limiting the increase in our own annual research and development expenditures to less than 20% per year over the next few years. In the first quarter of 2004 research and development expenditures were 2% lower than comparable expenses in the first quarter of 2003.

     We have been unprofitable since inception and expect to incur significant additional operating losses for at least the next several years. For the period from inception to March 31, 2004, we incurred a cumulative net loss of approximately $82 million. To provide funds to support our new distribution arrangements and our ongoing research and development efforts, we raised additional capital in the first quarter of 2004 and may raise additional capital later in the year. A failure to adequately finance the Company could have a material adverse impact on our ability to achieve our objectives. Success in raising equity to fund the cost of these product distribution and development programs is an important element of our strategy.

Results of Operations

Quarter Ended March 31, 2003 (“Q1 2003”) Compared with Quarter Ended March 31, 2004 (“Q1 2004”)

Revenues

	Q1 2003	Q1 2004	$ Change	% Change
Product Sales:
NMP22 Product Sales	$362,000	$929,000	$567,000	157%
Other Product Sales	503,000	457,000	(46,000)	(9%)

Total Product Sales	865,000	1,386,000	521,000	60%
Alliance and Collaboration Revenue	51,000	48,000	(3,000)	(6%)

Total Revenue	$916,000	$1,434,000	$518,000	57%

     The NMP22 product line increase is due to a $494,000 sales increase, primarily in the U.S. and Europe, and a $73,000 favorable exchange rate impact. This sales growth is the result of increased selling efforts applied to the NMP22 BladderChek Test, principally through initiating a direct-to-the-doctor selling effort in the United States in the fourth quarter of 2003, continuing our direct-to-the-urologist selling activity in Germany and obtaining additional reimbursement coverage by Medicare and other health plan insurance insurers throughout the United States. We announced in April, 2004 that Medicare reimbursement programs in 49 states cover the NMP22 BladderChek Test for both monitoring and diagnosis of bladder cancer, giving our customers reimbursement coverage for nearly all 39 million Medicare-eligible lives in the United States. Since most people who suffer from bladder cancer are over the age of 65, the majority of those in the U.S. being treated or at risk for bladder cancer are Medicare insured.

     Product sales of non-NMP22 products decreased by $106,000 due to the implementation by regulatory authorities of a new patient fee structure in Germany in the first quarter of 2004 and due to decreased customer demand for the allergy products we distribute. This decrease was offset by a $60,000 favorable exchange rate impact.

     During the first quarter of 2004 we shipped approximately $54,000 of the NMP22 BladderChek Test to distributors for which we did not have sufficient history to estimate returns. Accordingly, this amount is recorded as deferred revenue and is included in the balance at March 31, 2004, and will be recognized as revenue when the distributor reports to us that it has either shipped or disposed of the devices (indicating that the possibility of return is remote).

     Deferred revenue consists of the following:

	Q4 2003	Q1 2004	$ Change	% Change
Collaboration fees	$828,000	$805,000	$(23,000)	(3%)
Deferred product revenue	340,000	355,000	15,000	4%

	$1,168,000	$1,160,000	$(8,000)	(1%)

Cost of Product Sales

	Q1 2003	Q1 2004	$ Change	% Change
Product Sales	$865,000	$1,386,000	$521,000	60%
Cost of Product Sales	547,000	539,000	(8,000)	(1%)

Gross Profit	$318,000	$847,000	529,000	166%

Gross Profit Margin	37%	61%

     The decrease in cost of product sales on a percentage basis and the increase in our gross profit margin is largely the result of (i) higher price per unit in the United States we receive because we are now selling NMP22 products directly rather than through a distributor and (ii) increased sales of NMP22 products worldwide which carry higher margins than other products.

Research and Development and Clinical Expenses

	Q1 2003	Q1 2004	$ Change	% Change
Research and
Development, Clinical and
Regulatory Expenses	$732,000	$715,000	$(17,000)	(2%)

     Research and development, clinical and regulatory expenses remained essentially constant from the first quarter of 2003.

Selling, General and Administrative Expenses

	Q1 2003	Q1 2004	$ Change	% Change
Gross Profit	$318,000	$847,000	$529,000	166%
Selling, General and Administrative Expenses	1,607,000	2,269,000	662,000	41%
SG&A as % of Gross Profit	505%	268%

     Selling, general and administrative expenses increased primarily due to a $413,000 increase in payroll costs resulting from increased headcount, mainly to support direct sales efforts described above, and an unfavorable foreign currency exchange rate impact of $84,000.

     We believe that a decrease in our SG&A expenses as a percentage of our gross profit from 505% in the first quarter of 2003 to 268% in the first quarter of 2004 is a useful measure of our performance. During the second half of the year, we expect gross profits will continue to grow more rapidly than sales as our higher margin NMP22 products, including our NMP22 Test Kit (“Lab Test Kit”) and our BladderChek Test become a larger percentage of our sales and the lower margin non-NMP22 products decrease as a percentage of sales. Because we expect an increase in SG&A expenses in the first half of 2004, due to the expansion of our sales forces and the costs to comply with Sarbanes-Oxley legislation, the growth of gross profits may not start exceeding the growth of SG&A expenses until the second half of the year.

Operating Loss

	Q1 2003	Q1 2004	$ Change	% Change
Operating Loss	$1,969,000	$2,090,000	$121,000	6%

     The operating loss increased primarily due to increased selling, general and administrative expenses explained above.

Interest Income

	Q1 2003	Q1 2004	$ Change	% Change
Interest Income	$21,000	$20,000	$(1,000)	(5%)

Interest Expense

	Q1 2003	Q1 2004	$ Change	% Change
Interest Related to Convertible Debt:
Interest Paid (or to be Paid) in Stock	—	$99,000	$99,000	—
Non-Cash Charges to Interest Expense	—	519,000	519,000	—

Total	—	$618,000	$618,000	—
Interest Related to Other Debt:
Interest Paid in Cash	$7,000	$4,000	$(3,000)	(43%)

Total Interest	$7,000	$622,000	$615,000	8786%

     Interest expense increased substantially in 2004 because we completed a $5 million private placement of Convertible Debentures in March of 2003 and, upon and subsequent to issuance, have provided for $4.1 million of non-cash charges and $475,000 of deferred financing costs related to the Convertible Debentures to be charged to our income statement prior to March, 2006. As of March 31, 2004, approximately $1.3 million of these non-cash charges and deferred financing costs have been amortized and charged as interest expense and the remaining $3.3 million will be amortized using the effective interest rate method over the remaining quarters until March, 2006.

     The Convertible Debentures allow the interest and principal to be paid in common stock at a discount to valuation, but only if (i) we are not in default under the terms of the Convertible Debentures, (ii) there is an effective registration statement covering such shares, (iii) our common stock is listed on one of American Stock Exchange, New York Stock Exchange, Nasdaq National Market or Nasdaq SmallCap Market, (iv) we have provided proper notice of our election to make payments in stock and have made payment of all other amounts then due under the Convertible Debentures, (v) the issuance of such shares would not cause the holders to own more than 9.999% of the outstanding shares of our common stock, (vi) no public announcement of a change of control or other reclassification transaction has been made and (vii) we have sufficient authorized but unissued and unreserved shares to satisfy all share issuance obligations under the March 2003 financing. The first quarter of 2004’s $98,000 interest payment was made in stock and the March, 2004 principal repayment of $192,308 was made in stock and, unless a default occurs, the remaining payments scheduled for both interest and principal are expected to be made in stock.

     Non-Cash Charges to Interest Expense consisted of

•	$59,000 of amortized deferred financing costs, which reduced the original $475,000 balance of deferred financing costs to $270,000 at March 31, 2004;

•	$14,000 of non-cash charges to record the discount to valuation incurred when making the principal repayment in stock rather than cash;

•	$446,000 of amortized debt discount, which reduced the $4,116,000 of debt discount on our $5,000,000 note to $3,026,000 at March 31, 2004. This debt discount is comprised of the following: the fair value allocated to the warrants issued in conjunction with the convertible debt, the beneficial conversion feature recorded at the date the debt was entered into and the additional beneficial conversion features recorded in the fourth quarter of 2003 and the first quarter of 2004 in connection with the anti-dilution provisions triggered by the financings.

     The following table demonstrates the accounting for the Convertible Debentures and related discounts during 2003 and the resulting balance at March 31, 2004.

Value of
Debentures
Original Value of Debt	$5,000,000
Discounts Recorded in 2003	(2,777,000)
2003 Amortization of Discounts	644,000

Carrying Value of Debt at 12/31/2003	$2,867,000

Discounts Recorded in 2004	(1,339,000)
2004 Amortization of Discounts	446,000
Payment in Stock	(192,000)

Carrying Value of Debt at 3/31/2004	$1,782,000

     None of these activities listed in the above table is expected to affect our cash balances unless we are unable to use our common stock to make principal and interest payments. If we use our common stock for the above activities, they will result in additional dilution. See Factors That May Affect Future Results — “We have substantially increased our indebtedness and may not be able to meet our payment obligation.”

Liquidity and Capital Resources

     Our operating activities used cash in the first quarter of 2003 and 2004 primarily to fund our Net Losses excluding Non-cash Charges. The Non-cash Charges are due to amortization of debt discount and deferred charges related to our convertible debt.

Summary Cash Flow

	Q1 2003	Q1 2004
Net Loss	$(1,955,000)	$(2,692,000)
Non-cash Charges	82,000	672,000
Changes in Assets and Liabilities	156,000	(66,000)

Net Operating Uses	(1,717,000)	(2,086,000)
Net Investment Uses	(101,000)	(32,000)
Net Financing Sources	4,524,000	5,814,000
Foreign exchange effect	49,000	(8,000)

Change in cash and cash equivalents	$2,755,000	$3,688,000

     To the extent our direct sales represent a larger percentage of total sales, U.S. accounts receivable will have different characteristics in the future because they will represent receivables from physicians rather than from distributors. While we do not have enough data to be certain, we expect that the Days Sales Outstanding (“DSO”) may increase due to this trend. As of the quarter ended March 31, 2004, DSO was approximately 53 days versus approximately 47 days for the comparable period of 2003. With more regular and smaller shipments to individual physicians, we will be exposed to a greater volume of transactions in the future which we expect to improve our concentration of credit risk but this benefit may be offset by an extended collection cycle.

     We have incurred losses from operations since our inception. We have financed our operations primarily through private and public offerings of our equity securities, through funded development and marketing agreements and through product sales. Of our $82,000,000 accumulated deficit, essentially all was financed with various equity securities. At March 31, 2004, we had cash and cash equivalents of $11,206,000 and working capital of $9,697,000. Based on our current rate of cash utilization, our cash at March 31, 2004 is expected to fund operations through at least December 2004 provided we pay interest and principal on our convertible debentures in stock.

     The primary source of the additional capital we raised in 2002, 2003 and 2004 has been equity, and we expect that will continue to be the case. Equity and convertible debt were our principal sources of cash in 2003 and equity is expected to be our principal source of cash in 2004. After 2004, we will likely need to raise additional capital through third party financing of debt or equity in order to fund our operations. We will continue to seek to raise additional capital and will consider various financing alternatives, including equity or debt financings convertible into equity and corporate partnering arrangements. We do not expect to raise significant debt capital over the next two years because our convertible debenture has a prohibition against any debt having a ranking senior to the convertible debenture. Since we are obliged to retire the convertible debenture over the next two years and are permitted to do so with common stock under certain circumstances, this constraint on our financing choices should be removed by the end of the first quarter of 2006. While we have been successful in raising adequate equity capital to fund Company operations, numerous factors could adversely affect our ability to do so in the future and could affect the Company’s operations adversely. See Factors That May Affect Future Results — “We will need to obtain additional capital in the future and if we are unable to obtain such capital on acceptable terms, or at the appropriate time, we may not be able to continue our existing operations.”

     Any future equity financings will dilute the ownership interest of our existing investors and may have an adverse impact on the price of our common stock. As of March 31, 2004, our fully diluted “as if converted” capital structure was as follows:

Common stock outstanding	41,156,000
Stock reserved for converting debentures	3,184,000
Stock reserved for warrant exercises	4,765,000
Stock reserved for outstanding stock options	2,697,000
Stock reserved for employee stock purchase plan issuances	215,000
Stock reserved for existing stock option and incentive plans	2,341,000

Total	54,358,000

     The above table does not include shares we may use for payment of interest on our Convertible Debentures or the extra shares which may be required if we redeem the debenture rather than the holder converting it. We plan to use our common stock to pay such interest and to redeem the debenture if it is not converted, and such use of our common stock will result in further dilution, particularly if our share price declines significantly. The above chart also does not include any additional shares we may be required to issue if we engage in a financing transaction which is deemed to be an anti-dilutive issuance under the terms of our Convertible Debentures or other future financings.

     Our authorized common stock is 60 million shares. If our shareholders do not authorize additional stock in accordance with our proposal to be presented at our upcoming annual meeting of stockholders to be held on June 11, 2004 or at other times when we may request such authorization, we may be unable to issue adequate amounts of additional equity to finance the Company appropriately. If we do not receive additional financing or do not receive an adequate amount of additional financing, we will be required to curtail our expenses by reducing research and/or marketing or to take other steps that could hurt our future performance, including but not limited to, the premature sale of some or all of our assets or product lines on undesirable terms, merger with or acquisition by another company on unsatisfactory terms or the cessation of operations. Any of the foregoing steps will have a material adverse effect on our business, financial condition and results of operations. There can be no assurance that capital will be available on terms acceptable to us, if at all.

     Financings

     On March 19, 2004 we completed a private placement of 4,858,887 shares of our common stock at a price of $1.35 and warrants to purchase 1,214,725 shares of our common stock at a price of $2.00 per share for an aggregate consideration of $6,559,500 (before cash commissions and expenses of approximately $713,000). In addition we issued warrants to various placement agents for a total of 434,475 shares at an exercise price of $2.00 per share. The warrants issued as part of this private placement are exercisable until March 19, 2009. This sale has also been deemed to be a dilutive issuance under the terms of the Convertible Debentures and our March 2003 Warrants. As a result, the Convertible Debentures are currently convertible into 3,183,902 shares of our common stock at a price of $1.51 per share, representing an increase of 612,944 shares from the conversion terms of the debenture at November 6, 2003, and the March 2003 Warrants are exercisable to purchase shares of our common stock at a price of $1.35 per share. We have calculated an additional beneficial conversion charge totaling approximately $1,340,000 which has been recorded as an additional debt discount in the first quarter of 2004 and will be amortized over the remaining life of the debt.

We have no material capital expenditure commitments.

Off Balance Sheet Arrangements

     We have no off balance sheet arrangements.

Critical Accounting Policies and Estimates

     These financial statements have been prepared in conformity with accounting principles generally accepted in the United States. Preparation of these statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these financial statements. A summary of our significant accounting policies and a description of accounting policies that are considered critical is contained in our 2003 Annual Report on Form 10-K, filed on March 30, 2004, in the Notes to Consolidated Financial Statements, Note 1 and the Critical Accounting Policies section.

Research and Development

     We are engaged in the research, production and marketing of cancer diagnostic products. All of our research and development expenditures, whether conducted by our own staff or by external scientists on our behalf and at our expense, are recorded as expenses as incurred and amounted to approximately $43.4 million for the period since our inception in October of 1987 through March 31, 2004. Research and development expenses include the salaries and related overhead of our research personnel, laboratory supplies, payments to third parties to help us execute clinical trials, depreciation of research related equipment, legal expenses related to filing and prosecuting patents, other direct expenses and an allocation of our occupancy and related expenses based on the square footage occupied by our research and development staff and their laboratories.

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

     Development Programs

     The table below summarizes our development programs, including stage of development and current FDA status.

Clinical
Program	Technology Format	Application	Stage of Development	FDA Status
—		—
NMP22 Bladder	Lab Test Kit	Monitoring	Commercialized	Approved
NMP22 Bladder	Lab Test Kit	Diagnosis	Commercialized	Approved
NMP22 Bladder	POC Test Device	Monitoring	Commercialized	Cleared
NMP22 Bladder	POC Test Device	Diagnosis	Commercialized	Approved
NMP179 Cervical	Non-Slide-Based Cellular Analysis System	Screening	Licensee Sysmex is conducting further product development	*
NMP48 Prostate	Proprietary Laboratory Procedure	Not Determined	Research & Development	**
NMP48 Prostate	Lab Test Kit	Not Determined	Research & Development	*
NMP48 Prostate	POC Test Device	Not Determined	Research & Development	*
NMP66 Breast	Proprietary Laboratory Procedure	Not Determined	Development Agreement with MKI	**
NMP66 Breast	Lab Test Kit	Not Determined	Research & Development	*
NMP66 Breast	POC Test Device	Not Determined	Research & Development	*
NMP35	All	Not Determined	Inactive	** *
Colon

*	If submitted for a screening or diagnosis application, FDA will require Premarket Approval (“PMA”). If submitted as a monitoring test, FDA may only require Premarket Clearance (“510(k)”).

**	If offered (as intended) as a service, an FDA submission may not be required. If the service includes a reagent such as an antibody provided by a party other than the laboratory conducting the test, the FDA requires an Analyte Specific Reagent notification at a minimum.

     We anticipate that in 2004 Sysmex Corporation will undertake preclinical trials of a non-slide-based cellular analysis system incorporating our NMP179 technology. If Sysmex’s anticipated preclinical and clinical trials are successful, we expect that Sysmex will make this technology commercially available in the U.S. in 2006. We also anticipate that either Mitsubishi Kagaku Iatron, Inc. or another clinical partner will undertake clinical trials in 2004 of services or products incorporating our NMP66 technology.

     Spending on Research and Development Projects. Total research and development spending in the first quarter of 2004 was approximately $715,000. We expect research and development expenditures to be less than $7.5 million over 2004 and 2005 and to be devoted to our various programs as discussed below.

     NMP22 — Bladder. Except for sponsoring additional clinical trials to demonstrate different ways to use the information generated by the products, we do not currently plan to incur any significant additional research spending on any of these products. We do expect to spend, from time to time, funds for product support and manufacturing improvement which are not expected to exceed $750,000 over 2004 and 2005.

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

     Depending on the ongoing results of our programs we will make decisions on how to proceed and will consider options including, but not limited to, terminating certain activities, licensing the technology to third parties or selling the technology to third parties. As a result of these uncertainties surrounding these projects we cannot reasonably estimate the likelihood of reaching commercialization goals set forth in the table above. The nature, timing and costs of the efforts to reach those goals, and the amount or timing of the net cash inflows of our individual programs are not possible to predict.

Factors That May Affect Future Results

     Our future financial and operational results are subject to a number of material risks and uncertainties that may affect such results or conditions, including:

     We have a history of operating losses, are continuing to lose money and may never be profitable.

     We have incurred operating losses since we began operations in 1987. These losses have resulted principally from costs incurred in research and development and from selling, general and administrative costs associated with our market development. Our accumulated deficit from inception through March 31, 2004 is $81,691,000. Our revenue and net losses for each of the past three fiscal years and the first quarter of 2004 have been:

	Q1 04	2003	2002	2001
Product Sales	$1,386,000	$4,018,000	$3,094,000	$2,341,000
Net Losses	$2,692,000	$7,878,000	$8,278,000	$8,731,000

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

     We do not currently generate revenues sufficient to operate our business and do not believe we will do so in the foreseeable future. In our quarter ended March 31, 2004, we had a net loss of $2.7 million, and as of March 31, 2004, we only had $11.2 million of cash and cash equivalents. As a result, we must rely on our ability to raise capital from outside sources in order to continue operations in the long-term. In March, 2003 we completed a sale of convertible debentures and accompanying warrants, in October and November, 2003 we completed a sale of common stock and accompanying warrants, and in March, 2004 we completed a sale of common stock and accompanying warrants. We will continue to seek to raise additional capital through various financing alternatives, including equity or debt financings and corporate partnering arrangements. However, we may not be able to raise needed capital on terms that are acceptable to us, or at all.

     The terms of our 2003 sales of convertible debentures and common stock greatly restrict our ability to raise capital. Under the terms of our convertible debenture financing, we are prohibited from entering into obligations that are senior to the debentures. The purchasers of the convertible debentures and common stock sold in the fall of 2003 also have rights, under the terms of those financings, to participate in our future financings. These provisions may severely limit our ability to attract new investors and raise additional financing on acceptable terms. In addition, in order to attract such new investors and obtain additional capital, we may be forced to provide rights and preferences to the new investors which are not available to current shareholders.

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

     As a result of the 2003 sale of convertible debentures, we have substantially increased our indebtedness from approximately $475,000 at the end of 2002 to approximately $2.1 million at the end of the first quarter of 2004.

     The convertible debentures permit us to make interest and principal payments in shares of common stock instead of cash, but only if (i) we are not in default under the terms of the convertible debentures, (ii) there is an effective registration statement covering such shares, (iii) our common stock is listed on one of American Stock Exchange, New York Stock Exchange, Nasdaq National Market or Nasdaq SmallCap Market, (iv) we have provided proper notice of our election to make payments in stock and have made payment of all other amounts then due under the convertible debentures, (v) the issuance of such shares would not cause the holders to own more than 9.999% of the outstanding shares of our common stock, (vi) no public announcement of a change of control or other reclassification transaction has been made and (vii) we have sufficient authorized but unissued and unreserved shares to satisfy all share issuance obligations under the March 2003 financing. If we are not able to make interest and redemption payments on the debentures in shares of stock, such payments must be made in cash and, unless we are able to raise additional capital from another source, we may not have sufficient funds to make such payments.

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

     If we default under the terms of the convertible debentures, we probably will not be able to meet our payment obligations. In addition, the increased level of our indebtedness could, among other things:

•	make it difficult for us to make payment on this debt and other obligations;

•	make it difficult for us to obtain future financing;

•	require redirection of significant amounts of cash flow from operations to service our indebtedness;

•	require us to take measures such as the reduction in scale of our operations that might hurt our future performance in order to satisfy our debt obligations; and

•	make us more vulnerable to bankruptcy.

     The operations of our European subsidiary involve currency exchange variability and other risks.

     Matritech GmbH, our European subsidiary, accounted for approximately 72% of our sales for the first quarter of 2004. Accounts of our European subsidiary are maintained in Euros and are translated into U.S. Dollars. To the extent that foreign currency exchange rates fluctuate in the future, we may be exposed to significant financial variability, both favorable and unfavorable. During the first quarter of 2004, exchange rate fluctuations were favorable as indicated in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” However, rate changes in the future may lead to unfavorable results.

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

     Our distribution arrangements for sale of our NMP22 BladderChek Test are not well-established, and our near-term cash requirements will significantly increase to support a larger employee sales force, to pay for order processing, shipping and collection costs normally borne by distributors and to finance the accounts receivable from physician practices.

     We rely primarily on distributors to market NMP22 BladderChek Tests in territories other than the United States and Germany, but our history with our distributors is limited and we do not know whether they will achieve substantial sales levels of our products. The failure of our distributors to successfully market our products in territories other than the US and Germany could have significant adverse effects on our future revenues.

     We recently amended our distribution agreement with our U.S. distributor and we now have the responsibility for sales of NMP22 BladderChek Tests to urologists in the US, including invoicing and collecting the revenue from sales. We are increasing our sales and marketing expenditures and adding order processing, shipping and collection resources to perform functions which have, until recently, been performed by our U.S. distributor. We have little experience in performing these functions in the United States to support sales directly to physicians, and the time and cost to create these resources combined with the risk that they may not be implemented effectively increases the risk that the rate of sales growth for our NMP22 BladderChek Test will slow.

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

     We expect that our Lab Test Kits and our Point-of-Care Test Devices will compete with existing FDA-approved tests, such as tests known as BTA and UroVysion bladder cancer tests, which have been approved for monitoring bladder cancer; a test known as CEA, which is used primarily for monitoring colorectal and breast cancers; a test known as CA19.9, which is used primarily for monitoring colorectal and gastric cancers; a test known as PSA, which is used primarily for monitoring and screening prostate cancer; tests known as TRUQUANT® BR RIA, CA15.3 and CA27.29, which are used for monitoring breast cancer; and specimen collection and analysis systems known as ThinPrep® (Cytyc) and SurePath(TriPath). We are also aware of a number of companies that have announced that they are engaged in developing cancer diagnostic products based upon oncogene technology. Our diagnostic products will also compete with more invasive or expensive procedures such as minimally invasive surgery, bone scans, magnetic resonance imaging and other in vivo imaging techniques. In addition, other companies may introduce competing diagnostic products based on alternative technologies that may adversely affect our competitive position. As a result, our products may become less competitive, obsolete or non-competitive.

     Healthcare reform measures, third-party reimbursement policies and physician or hospital preferences could limit the per-product revenues for our products.

     Our ability to commercialize our planned products successfully will depend in part on the extent to which reimbursement for the services based on our products will be available from government health administration authorities, private health insurers and other third-party payors. In the case of private insurers, the reimbursement of any medical device (or a service based on a medical device) approved either solely for investigational use or for research use is at the discretion of the patient’s individual carrier. Even if use of a device or the performance of a service has been previously approved for reimbursement, the insurance carrier may decide not to continue to reimburse it at all, not to continue to reimburse it for certain medical applications and/or to decrease the reimbursement amount. In addition, even if we are able to successfully sell our products to managed care providers, it is possible that these sales will involve significant pricing pressure and keep our per-product revenues low. If we develop a Proprietary Laboratory Procedure that does not require FDA approval, we do not expect third-party reimbursement until we obtain FDA approval for a product which generates similar information.

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

     We currently manufacture our NMP22 Lab Test Kits and package our NMP22 BladderChek Tests in our Newton facility but we rely on subcontractors for certain components and processes for each of these products. We do not have alternative suppliers for certain key components and processes which are provided by some subcontractors. If the units or components from these suppliers or the services of these assemblers should become unavailable for any reason, including their failure to comply with FDA regulations, we would need to seek alternative sources of supply or assembly. In order to maintain the FDA acceptance of our manufacturing process, we would have to demonstrate to the FDA that these alternative sources of supply are equivalent to our current sources. Although we attempt to maintain an adequate level of inventory to provide for these and other contingencies, if our manufacturing processes are disrupted because key components are unavailable, because new components must be revalidated or because an assembler fails to meet our requirements, we may be forced to modify our products to enable another subcontractor to meet our sales requirements or we may be required to cease production of such products altogether until we are able to establish an adequate replacement supplier. Disruptive changes such as these may make us unable to meet our sales commitments to customers. Our failure or delay in meeting our sales commitments could cause sales to decrease and market share to be lost permanently, and could result in significant expenses to obtain alternative sources of supply or assembly with the necessary facilities and know-how.

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

     During 2003, we received reports from customers that one of the products we sell through our German subsidiary failed to perform correctly and provided false readings on patients’ conditions. We believe the product performance problems are being addressed by the manufacturer of the products and that the manufacturer will accept responsibility for defective products. We have not sought an alternate source of supply for this product line, but we have seen decreased customer demand for these products during the first quarter of 2004 compared to the first quarter of 2003. Our revenues, profits and market share for these products may be further adversely affected, and we may face product liability and other claims if the manufacturer fails to satisfactorily address all issues raised by our customers and the patients affected.

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

     Our NMP22 BladderChek Test uses test strips composed of an absorbent material that will soak up urine from a small reservoir at one end of the container housing the test strip and expose the urine to chemicals and antibodies arranged on the surface of or imbedded in the test strip. After a short period of time and after a reaction with our proprietary antibodies, a test result will appear in a window located on the container housing the test strip. The manufacture, use, sale, or import of point-of-care products which include this test strip technology in certain jurisdictions will require us to obtain patent licenses. We are currently selling NMP22 BladderChek Tests and are attempting to obtain appropriate licenses or waivers. If we are unable to obtain patent licenses to permit us to make, use, sell, or import such products in the United States or in certain other jurisdictions, we will have to stop selling our Point-of-Care Test Device until the expiration of the relevant patents or until we are able to arrive at a design solution that uses a different technology. In addition, we may also be subject to litigation that seeks a percentage of the revenues we have received from the sale of our Point-of-Care Test Device. We have accrued estimated royalties on sales of the NMP22 BladderChek Test based on our estimates of customary royalty rates but have received no assurances that such accruals will be adequate to pay any royalties due if and when we complete a licensing agreement.

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

     The market price of our common stock has historically been, and we expect it to continue to be, volatile. This price has ranged between $1.34 and $2.88 in the fifty-two week period ended March 31, 2004. The stock market has from time to time experienced extreme price and volume fluctuations, particularly in the biotechnology sector, which have often been unrelated to the operating performance of particular companies. Factors such as announcements of technological innovations or new products by our competitors or disappointing results by third parties, as well as market conditions in our industry, may significantly influence the market price of our common stock. For example, in the past our stock price has been affected by announcements of clinical trial results and technical breakthroughs at other biotechnology companies. Our stock price has also been affected by our own public announcements regarding such things as quarterly earnings, regulatory agency actions and corporate partnerships. Consequently, events both within and beyond our control, may cause shares of Matritech stock to lose their value rapidly.

     In addition, sales of a substantial number of shares of our common stock by stockholders could adversely affect the market price of our shares. In the first quarter of 2004, our shares had an average daily trading volume of only approximately 81,000 shares. In connection with our March 2004 private placement of common stock and accompanying warrants, we filed a resale registration statement covering up to 7,121,031 shares for the benefit of our investors. In 2003, we filed resale registration statements covering up to 5,371,332 shares for the benefit of our investors in connection with the sale of convertible debentures and accompanying warrants and an additional approximately 5,419,000 shares for the benefit of our investors in a private placement of common stock and accompanying warrants. We have also filed resale registration statements in connection with previous private placements. The actual or anticipated resale by such investors under these registration statements may depress the market price of our common stock. Bulk sales of shares of our common stock in a short period of time could also cause the market price for our shares to decline.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     Investment Portfolio. We own financial instruments that are sensitive to market and interest rate risks as part of our investment portfolio. The investment portfolio is used to preserve our capital until it is required to fund operations including our research and development activities. None of these market risk sensitive instruments is held for trading purposes. Our investment policy prohibits investing in derivatives, and we stringently adhere to this policy. The interest rate on our Convertible Debentures is fixed and therefore not subject to interest rate risk. It is suggested that this paragraph be read in conjunction with Note 1 of Notes to the Consolidated Financial Statements – “Operations and Significant Accounting Policies” of our Annual Report on Form 10-K for the year ended December 31, 2003 filed with the SEC (File No. 001-12128).

     We invest our cash in securities classified as cash and cash equivalents. At March 31, 2004, these securities totaled $11.2 million and included money market accounts and certificates of deposit that are classified as held-to-maturity securities. Changes in interest rates affect the investment income we earn on our investments and, therefore, impact our cash flows and results of operations. A hypothetical 50 basis point decrease in interest rates would result in a decrease in annual interest income and a corresponding increase in net loss of approximately $12,000 for the period ended March 31, 2004.

     Foreign Exchange. The financial statements of Matritech GmbH are translated in accordance with SFAS No. 52, Foreign Currency Translation. The functional currency of our foreign subsidiary is the local currency (Euro), and accordingly, all assets and liabilities of the foreign subsidiary are translated using the exchange rate at the balance sheet date except for intercompany receivables which are of long-term-investment nature, and capital accounts which are translated at historical rates. Revenues and expenses are translated at average rates during the period. Adjustments resulting from the translation from the financial statements of the Matritech GmbH into U.S. Dollars are excluded from the determination of net income and are accumulated in a separate component of stockholders’ equity. Foreign currency transaction gains and losses are reported in the accompanying consolidated statements of operations and are immaterial to the results of operations. We had sales denominated in foreign currency of approximately $997,000 for the three month period ended March 31, 2004.

Item 4. Controls and Procedures.

     Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of such date, our disclosure controls and procedures were designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms and were effective.

Changes in Internal Control Over Financial Reporting. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly

Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds.

     During the fiscal quarter ended March 31, 2004, we issued the following securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”):

     On March 19, 2004, we completed a private placement of 4,858,887 shares of our common stock and accompanying five-year warrants (the “Investor Warrants”) exercisable for an aggregate of 1,214,725 shares of our common stock at an exercise price of $2.00 per share. The aggregate purchase price for the common stock and the Investor Warrants sold in this transaction (the “Private Placement”) was approximately $6,560,000.

     We also issued warrants to placement agents in connection with the Private Placement (the “Placement Agent Warrants”) exercisable for 434,475 shares of our common stock. The Placement Agent Warrants are immediately exercisable over a five-year term at an exercise price of $2.00 per share.

     The Private Placement triggered the anti-dilution provisions in our 7.5% Convertible Debentures due March 31, 2006 and in the March 2003 Warrants issued in connection with the Convertible Debentures financing. As a result, the Convertible Debentures are now convertible into an additional 612,944 shares of our common stock, and the March 2003 Warrants may now be exercised at an exercise price of $1.35.

     We received net proceeds of approximately $5.85 million after deducting the estimated expenses and commissions in connection with the Private Placement, including a cash payment of approximately $610,542 to placement agents. We intend to use the net proceeds from this private placement for increasing our marketing and sales efforts and for ongoing in vitro diagnostic development, clinical trials, working capital, capital expenditures and general corporate purposes.

     The offer and sale of securities in the transaction described above was exempt from registration under the Securities Act in reliance upon Section 4(2) of the Securities Act and Regulation D promulgated thereunder, as a transaction by an issuer not involving any public offering. The recipients of securities in this transaction were accredited investors and represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in this Private Placement.

     We did not repurchase any shares of our common stock during the first quarter of 2004.

Item 6. Exhibits and Reports on Form 8-K.

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
On February 3, 2004, we filed a Current Report on Form 8-K furnishing information on Items 7 and 12.
On March 22, 2004, we filed a Current Report on Form 8-K reporting on Items 5 and 7.
On April 7, 2004, we filed a Current Report on Form 8-K reporting on Items 5 and 7.
On May 4, 2004, we filed a Current Report on Form 8-K reporting on Items 7 and 12.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MATRITECH, INC.
Date: May 7, 2004	By:	/s/ Stephen D. Chubb
Stephen D. Chubb
Director, Chairman and Chief Executive Officer (principal executive officer)

Date: May 7, 2004	By:	/s/ Richard A. Sandberg
Richard A. Sandberg
Director, Vice President, Chief Financial Officer and Treasurer (principal accounting and financial officer)