Form 10-Q
period 2004-06-30
MATRITECH INC/DE/
filed 2004-08-10
CIK 884847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934:
For the quarterly period ended June 30, 2004

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

     As of August 2, 2004, there were 42,027,691 shares of the Registrant’s Common Stock outstanding.

MATRITECH, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

MATRITECH, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 31,	June 30,
	2003	2004
ASSETS
Current Assets:
Cash and cash equivalents	$7,518,124	$8,967,505
Accounts receivable less allowance of $23,591 in 2003 and 2004	556,624	811,047
Inventories, net	609,211	624,020
Prepaid expenses and other current assets	390,090	402,256

Total current assets	9,074,049	10,804,828

Property and equipment, at cost:
Laboratory equipment	2,437,430	2,447,407
Office equipment	408,153	448,797
Laboratory furniture	62,739	62,739
Leasehold improvements	88,865	141,267
Automobiles	47,053	45,453

	3,044,240	3,145,663
Less — Accumulated depreciation and amortization	2,107,544	2,203,714

	936,696	941,949

Goodwill	132,615	132,615
Other assets	246,706	192,257
Receivable from related party	28,254	22,217

Total assets	$10,418,320	$12,093,866

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of notes payable	$301,647	$12,181
Current maturities of convertible debt	1,554,067	1,179,548
Accounts payable	281,697	524,224
Accrued expenses	976,242	1,482,209
Deferred revenue	525,940	501,120

Total current liabilities	3,639,593	3,699,282

Notes payable, less current maturities	25,202	18,271
Convertible debt, less current maturities	1,312,860	659,892
Deferred revenue	642,435	645,849

Total liabilities	5,620,090	5,023,294

Commitments and Contingencies
Stockholders’ Equity:
Preferred stock, $1.00 par value Authorized—4,000,000 shares Issued and outstanding—no shares	—	—
Common stock, $0.01 par value Authorized—60,000,000 shares in 2003 and 90,000,000 in 2004
Issued and outstanding—36,121,934 shares in 2003 and 41,690,575 shares in 2004	361,219	416,905
Additional paid-in capital	83,316,769	91,458,920
Accumulated other comprehensive income (loss)	119,119	107,129
Accumulated deficit	(78,998,877)	(84,912,382)

Total stockholders’ equity	4,798,230	7,070,572

Total liabilities and stockholders’ equity	$10,418,320	$12,093,866

The accompanying notes are an integral part of these consolidated financial statements.

MATRITECH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2004	2003	2004
Revenue:
Product sales	$1,039,243	$1,632,079	$1,903,797	$3,017,751
Alliance and collaboration revenue	98,723	49,950	149,696	97,905

Total revenue	1,137,966	1,682,029	2,053,493	3,115,656
Expenses:
Cost of product sales	524,984	645,790	1,071,715	1,185,166
Research, development and clinical expense	666,206	690,333	1,397,888	1,405,779
Selling, general and administrative expense	1,642,068	2,783,028	3,248,674	5,052,023

Total operating expenses	2,833,258	4,119,151	5,718,277	7,642,968

Loss from operations	(1,695,292)	(2,437,122)	(3,664,784)	(4,527,312)

Interest income	22,469	29,068	43,948	49,026
Interest expense	193,616	813,207	200,203	1,435,219

Net loss	$(1,866,439)	$(3,221,261)	$(3,821,039)	$(5,913,505)

Basic and diluted net loss per common share	$(0.06)	$(0.08)	$(0.12)	$(0.15)

Basic and diluted weighted average number of common shares outstanding	32,120,388	41,473,897	32,120,186	39,084,829

The accompanying notes are an integral part of these consolidated financial statements.

MATRITECH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30,
	2003	2004
Cash Flows from Operating Activities:
Net loss	$(3,821,039)	$(5,913,505)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	131,511	112,033
Amortization of deferred compensation	35,710	—
Amortization of debt discount	92,807	1,080,414
Amortization of deferred charges	—	114,777
Issuance of common stock for interest on debt	—	187,340
Noncash interest expense	—	46,628
Changes in assets and liabilities:
Accounts receivable	347,774	(254,423)
Inventories	(49,145)	(14,809)
Prepaid expenses and other assets	(17,992)	(66,457)
Accounts payable	(161,847)	242,527
Accrued expenses	(48,348)	505,967
Deferred revenue	(24,389)	(21,406)

Net cash used in operating activities	(3,514,958)	(3,980,914)

Cash Flows from Investing Activities:
Purchases of property and equipment	(133,939)	(120,485)

Net cash used in investing activities	(133,939)	(120,485)

Cash Flows from Financing Activities:
Payments on notes payable	(78,426)	(288,956)
Proceeds from convertible debentures and warrants, net	4,556,083	—
Proceeds from sale of common stock and warrants	—	5,846,969
Proceeds from issuance of common stock under employee stock purchase plan	7,000	9,000

Net cash provided by financing activities	4,484,657	5,567,013

Effect of foreign exchange on cash and cash equivalents	79,377	(16,233)

Increase in cash and cash equivalents	915,137	1,449,381
Cash and cash equivalents, beginning of period	4,172,013	7,518,124

Cash and cash equivalents, end of period	$5,087,150	$8,967,505

Supplemental Cash Flow Information:
Cash paid during the year for interest	$76,146	$6,686
Stock issued for debt payments	—	815,860
Stock issued for interest payments	—	187,341

The accompanying notes are an integral part of these consolidated financial statements.

MATRITECH, INC.

NOTES TO UNAUDITED, CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Operations and Basis of Presentation

     The quarterly financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and include, in the opinion of management, all adjustments, consisting of normal, recurring adjustments necessary for a fair presentation of interim period results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The results for the interim periods presented are not necessarily indicative of results to be expected for any future period. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 filed with the SEC (File No. 001-12128).

     We have incurred losses from operations since our inception. We have an accumulated deficit of $85 million at June 30, 2004. Based on our current rate of cash utilization, our cash at June 30, 2004 is expected to fund operations through at least December, 2004 provided we pay interest and principal on our convertible debentures in stock. Our financing plans include continuing to seek to raise additional capital and we will consider various financing alternatives, including equity or debt financings and corporate partnering arrangements. The primary sources of the additional capital we raised in 2002, 2003 and 2004 have been equity and convertible debt, and we expect equity-related instruments will continue to be our principal source of additional capital. After 2004, we will likely need to raise additional capital through third party financing of debt or equity in order to fund our operations. We may not be able to raise needed capital on terms that are acceptable to us, or at all. If we raise funds on unfavorable terms, we may provide rights and preferences to new investors which are not available to current shareholders. In addition, our existing financing arrangements contain anti-dilutive provisions which may require us to issue additional securities if certain conditions are met. If we do not receive additional financing or do not receive an adequate amount of additional financing, we will be required to curtail our expenses by reducing research and/or marketing or by taking other steps that could hurt our future performance, including but not limited to, the premature sale of some or all of our assets or product lines on undesirable terms, merger with or acquisition by another company on unsatisfactory terms or the cessation of operations. Any future equity financings will dilute the ownership interest of our existing investors and may have an adverse impact on the price of our common stock. Any of the foregoing steps will have a material adverse effect on our business, financial condition and results of operations. There can be no assurance that capital will be available on terms acceptable to us, if at all.

2. Summary of Significant Accounting Policies

(a) Principles of Consolidation

     The consolidated financial statements include the accounts of Matritech, Inc., a Delaware corporation and our wholly-owned subsidiary Matritech GmbH based in Freiburg, Germany. All significant intercompany balances and transactions have been eliminated at consolidation level.

(b) Inventories

     Inventories are stated at the lower of cost (determined on a first-in first-out basis) or market and consist of the following:

	December 31,	June 30,
	2003	2004
Raw materials	$147,192	$185,144
Work-in-process	4,327	12,353
Finished goods	400,735	365,417
Consignment inventory	56,957	61,106

	$609,211	$624,020

(c) Revenue Recognition

     Deferred revenue consists of the following:

	December 31,	June 30,
	2003	2004
Collaboration fees	$828,048	$780,137
Deferred product revenue	340,327	366,832

	$1,168,375	$1,146,969

(d) Comprehensive Loss

     Comprehensive loss is comprised of net loss and certain changes in stockholders’ equity that are excluded from net loss. The Company includes foreign currency translation adjustments in other comprehensive income (loss) for Matritech GmbH as the functional currency is not the U.S. dollar. The composition of accumulated other comprehensive income (loss) is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2004	2003	2004
Reported net loss	$(1,866,439)	$(3,221,261)	$(3,821,039)	$(5,913,505)
Other comprehensive income (loss)
Foreign currency translation adjustments	34,699	(3,453)	82,686	(11,990)

Comprehensive loss	$(1,831,740)	$(3,224,714)	$(3,738,353)	$(5,925,495)

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

     The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2004	2003	2004
Net loss	$(1,866,439)	$(3,221,261)	$(3,821,039)	$(5,913,505)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(258,915)	(278,343)	(526,769)	(541,446)

Pro forma net loss	$(2,125,354)	$(3,499,604)	$(4,347,808)	$(6,454,951)

Net loss per common share:
Basic and diluted — as reported	$(0.06)	$(0.08)	$(0.12)	$(0.15)
Basic and diluted — pro forma	$(0.07)	$(0.08)	$(0.14)	$(0.17)

     The fair value of stock options and common shares issued pursuant to the stock option and stock purchase plans at the date of grant were estimated using the Black-Scholes model with the following weighted-average assumptions:

	2003	2004
Risk-free interest rate	2.70 - 3.58%	3.74 – 4.69%
Expected dividend yield	—	—
Expected life	7 years	7 years
Expected volatility	110%	144%

(f) Net Loss per Common Share

     We compute earnings per share in accordance with SFAS No. 128, Earnings per Share. Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the year. Diluted loss per share is the same as basic loss per share as the effects of our potential common stock equivalents are antidilutive. At June 30, 2003 and 2004, potential common stock equivalents consisted of stock options, warrants, and convertible debentures. The number of antidilutive securities excluded from the computation of diluted loss per share were 5,784,015 and 10,151,858 for the periods ended June 30, 2003 and 2004, respectively.

3. Stockholders’ Equity

     On March 19, 2004 we completed a private placement of 4,858,887 shares of our common stock at a price of $1.35 per share and warrants to purchase 1,214,725 shares of our common stock at a price of $2.00 per share for an aggregate consideration of $6,559,500 (before cash commissions and expenses of approximately $713,000). In addition we issued warrants to various placement agents for a total of 434,475 shares at an exercise price of $2.00 per share. These warrants are valued at approximately $560,000. The warrants issued as part of this private placement are exercisable until March 19, 2009.

     This transaction has also been deemed to be a dilutive issuance under the terms of the Convertible Debentures we issued in March 2003 and our warrants issued in connection with the Convertible Debenture financing (the “March 2003 Warrants”). As a result, the Convertible Debentures are currently convertible into 2,801,833 shares of our common stock at a price of $1.51 per share, representing an increase of 995,013 shares from the conversion terms of the debenture at December 31, 2003, and the March 2003 Warrants are exercisable to purchase shares of our common stock at a price of $1.35 per share representing a decrease in purchase price of $0.32 per share. We calculated an additional beneficial conversion charge totaling approximately $1,339,000 (see table below in Note 4) which was recorded as a debt discount in the first quarter of 2004 and is being amortized over the remaining life of the debt.

4. Convertible Debt

     A summary of the Convertible Debt accounting is as follows:

Proceeds at closing in March 2003	$5,000,000
Less:
Fair value ascribed to the warrants and recorded as debt discount	(950,000)
Fair value ascribed to placement agent warrant and recorded as debt discount	(131,000)
Beneficial conversion feature calculated on date of closing and recorded as debt discount	(199,000)
Additional beneficial conversion feature recorded in the fourth quarter of 2003 as debt discount	(1,497,000)
Additional beneficial conversion feature recorded in the first quarter of 2004 as debt discount	(1,339,000)
Cumulative principal payments made in stock	(769,000)
Add back:
Cumulative amortization of debt discount and beneficial conversion features	1,724,000

Balance, June 30, 2004	$1,839,000

     The debt discount is being amortized to interest expense using the effective interest method over the term of the debt. For the three and six month periods ended June 30, 2004, $635,000 and $1,080,000, respectively, representing amortization of these costs is included in interest expense.

     Debt issuance costs attributable to the Convertible Debentures, which totaled approximately $475,000, have been capitalized as other assets and other current assets on the consolidated balance sheet and will be amortized based on the effective interest method over the term of the debt. For the three and six month periods ended June 30, 2004, $56,000 and $115,000, respectively representing amortization of these costs is included in interest expense. As of June 30, 2004 unamortized debt issuance costs totaled $215,000, of which $167,000 is included in other current assets.

     Minimum future payments on the debt are as follows:

2004	$1,287,000
2005	2,445,000
2006	776,000

Total payments	4,508,000
Less: Portion related to periodic interest payments	(278,000)
Non-cash interest related to debt discount	(2,391,000)

Balance, June 30, 2004	1,839,000
Less current portion	1,179,000

Long-term portion	$660,000

The fair value of the Convertible Debt at June 30, 2004 as estimated by management is approximately $3.7 million. The carrying value of the Convertible Debt in the Company’s financial statements reflects discounts related to beneficial conversion charges calculated in accordance with EITF Issue No. 00-27.

     The Convertible Debentures allow the interest and principal to be paid in common stock at a discount to value, but only if (i) we are not in default under the terms of the Convertible Debentures, (ii) there is an effective registration statement covering such shares, (iii) our common stock is listed on one of American Stock Exchange, New York Stock Exchange, Nasdaq National Market or Nasdaq SmallCap Market, (iv) we have provided proper notice of our election to make payments in stock and have made payment of all other amounts then due under the Convertible Debentures, (v) the issuance of such shares would not cause the holders to own more than 9.999% of the outstanding shares of our common stock, (vi) no public announcement of a change of control or other reclassification transaction has been made and (vii) we have sufficient authorized but unissued and unreserved shares to satisfy all share issuance obligations under the March 2003 financing. The first and second quarter of 2004’s interest payments ($98,000 and $89,000, respectively) were made in stock and the March, April, May and June, 2004 principal repayments of $192,000 each (totaling $769,000 at June 30, 2004) were made in stock and unless a default occurs, the remaining payments scheduled for both interest and principal are expected to be made in stock.

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

Overview

     Matritech, Inc. is a biotechnology company principally engaged in the development, manufacture, marketing, distribution and licensing of cancer diagnostic technologies, products and services. We are focused primarily on the early detection of various types of cancer because treatment options may be greater and/or more successful and treatment costs may be lower when tumors are detected in their early stages. Our revenues are derived from product sales, milestone payments for development work, and payments relating to licensing activities and other grants of rights.

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

     Products developed by our scientists and based upon our proprietary NMP technology became our most important source of revenue and revenue growth in 2003. NMP22® product sales exceeded sales from other products for the first time in 2003, and we expect them to be our largest and most important source of revenue for the foreseeable future. We continue to distribute allergy products for a third party in Europe, but revenues from these products declined in 2003. These trends continued in the first half of 2004. Prior to 2003, our revenues were derived primarily from selling products made by others and through licensing activities and other payments from strategic partnerships or alliances.

     Effective November 2003, we changed our U.S. distributor arrangement with Cytogen Corporation for our most important product, our NMP22 BladderChek® Test, to permit us to sell directly to urologists, as we have done in Germany since 2001. This change has resulted in increased sales, increased revenue per test, improvement in our gross profit margin and increased selling, general and administrative (“SG&A”) expenses in 2004 compared to 2003.

     SG&A expenses substantially increased in the second quarter of 2004 from the second quarter of 2003. This increase was caused primarily by the higher costs needed to support the direct distribution of the NMP22 BladderChek Tests. The increased selling expenditures will likely increase our losses in the short term (See “Results of Operations” below), but our goal is to eventually generate sufficient gross profit from sales growth to cover our increased selling expenses and achieve our goal of profitability. In addition, because the financial future of Matritech is so closely related to increasing the sales of NMP22 BladderChek Tests, we are taking steps to ensure we can meet anticipated demand for these devices in the future.

     We are continuing our collaboration with Sysmex Corporation, a leading manufacturer of automated laboratory instruments based in Kobe, Japan, in the field of cervical tissue testing. We are also continuing the development of our core diagnostic technology in breast cancer. We measure our progress in such programs by achievements such as entering into new strategic partnerships or alliances, obtaining positive clinical trial results, and ultimately securing regulatory approvals such as our four FDA approvals for NMP22 products. If we can successfully leverage our strategic partnerships, we expect to meet our goal of limiting the increase in our own annual research and development expenditures to less than 20% per year over the next few years. In the second quarter of 2004 research and development expenditures were 4% higher than comparable expenses in the second quarter of 2003. In the first half of 2004 research and development expenditures were comparable to expenses in the first half of 2003.

     We have been unprofitable since inception and expect to incur significant additional operating losses for at least the next several years. For the period from inception to June 30, 2004, we incurred a cumulative net loss of approximately $85 million. To provide funds to support our new distribution arrangements and our ongoing research and development efforts, we raised additional capital in the first quarter of 2004 and may raise additional capital later in the year. A failure to adequately finance the Company could have a material adverse impact on our ability to achieve our objectives. Success in raising equity to fund the cost of these product distribution and development programs is an important element of our strategy.

Results of Operations

Quarter Ended June 30, 2003 (“Q2 2003”) Compared with Quarter Ended June 30, 2004 (“Q2 2004”)

Revenues

	Q2 2003	Q2 2004	$ Change	% Change
Product Sales:
NMP22 BladderChek Test Sales	$320,000	$904,000	$584,000	183%
NMP22 Lab Test Kit Sales	243,000	234,000	(9,000)	(4%)
Other Product Sales	476,000	494,000	18,000	4%

Total Product Sales	1,039,000	1,632,000	593,000	57%
Alliance & Collaboration Revenue	99,000	50,000	(49,000)	(49%)

Total Revenue	$1,138,000	$1,682,000	$544,000	48%

     The increase in revenue from our NMP22 product line is due to a $544,000 sales increase, primarily in the U.S. and Europe, and a $31,000 favorable exchange rate impact. NMP22 BladderChek Test sales accounted for approximately 79% of sales in the NMP22 product line in the second quarter of 2004, compared to 57% in the second quarter of 2003. The NMP22 BladderChek Test sales growth is the result of increased selling efforts applied to the test, principally through initiating a direct-to-the-doctor selling effort in the United States in the fourth quarter of 2003, continuing our direct-to-the-urologist selling activity in Germany and obtaining additional reimbursement coverage by Medicare and other health plan insurance payors throughout the United States. We announced in April, 2004 that Medicare reimbursement programs in 49 states cover the NMP22 BladderChek Test for both monitoring and diagnosis of bladder cancer, giving our customers reimbursement coverage for nearly all 39 million Medicare-eligible lives in the United States. Since most people who suffer from bladder cancer are over the age of 65, the majority of those in the U.S. being treated or at risk for bladder cancer are Medicare insured. The decrease in the NMP22 Lab Test Kit sales is due to a decline in distributor sales in markets other than Germany and the US.

     Revenue from sales of non-NMP22 products decreased by $12,000 due to the implementation by regulatory authorities of a new patient fee structure in Germany in the first quarter of 2004 and due to decreased customer demand for the allergy products we distribute. This decrease was offset by a $30,000 favorable exchange rate impact.

     Alliance and collaboration revenue decreased by $49,000 as the 2003 period included alliance revenue related to special projects undertaken on behalf of Sysmex and reimbursed by them. Those projects were essentially completed during 2003.

     During the second quarter of 2004 we shipped approximately $44,000 of the NMP22 BladderChek Test to distributors for which we did not have sufficient history to estimate returns. Accordingly, this amount is recorded as deferred revenue and is included in the balance at June 30, 2004, and will be recognized as revenue when the distributor reports to us that it has either shipped or disposed of the devices (indicating that the possibility of return is remote).

     Deferred revenue consists of the following:

	June 30, 2003	June 30, 2004	$ Change	% Change
Collaboration fees	$858,000	$780,000	$(78,000)	(9%)
Deferred product revenue	344,000	367,000	23,000	7%

	$1,202,000	$1,147,000	$(55,000)	(5%)

Cost of Product Sales

	Q2 2003	Q2 2004	$ Change	% Change
Product Sales	$1,039,000	$1,632,000	$593,000	57%
Cost of Product Sales	525,000	646,000	121,000	23%

Gross Profit	$514,000	$986,000	472,000	92%

Gross Profit Margin	49%	60%

     The decrease in cost of product sales on a percentage basis and the increase in our gross profit margin is largely the result of (i) higher price per unit in the United States we receive because we are now selling NMP22 products directly rather than through a distributor and (ii) increased sales of higher margin NMP22 products worldwide as a percentage of total sales.

Research and Development and Clinical Expenses

	Q2 2003	Q2 2004	$ Change	% Change
Research and Development, Clinical and Regulatory Expenses	$666,000	$690,000	$24,000	4%

     Research and development, clinical and regulatory expenses increased slightly over the second quarter of 2003.

Selling, General and Administrative Expenses

	Q2 2003	Q2 2004	$ Change	% Change
Gross Profit	$514,000	$986,000	$472,000	92%
Selling, General and Administrative Expenses	1,642,000	2,783,000	1,141,000	69%
SG&A as % of Gross Profit	319%	282%

     Selling, general and administrative expenses increased primarily due to a $495,000 increase in payroll costs resulting from increased headcount, mainly to support direct sales efforts described above, and a $348,000 increase in sales-related marketing expenses. In addition, $118,000 was incurred for costs to comply with Sarbanes-Oxley legislation, and there was an unfavorable foreign currency exchange rate impact of $42,000 on non-US selling, general and administrative expenses.

     We believe that a decrease in our SG&A expenses as a percentage of our gross profit from 319% in the second quarter of 2003 to 282% in the second quarter of 2004 is a useful measure of our performance. During the second half of the year, we expect the growth of gross profits to increase more rapidly than sales as our higher margin NMP22 products, including our NMP22 Test Kit (“Lab Test Kit”) and our BladderChek Test, become a larger percentage of our sales and the lower margin non-NMP22 products decrease as a percentage of sales. We also expect the growth in gross profits to exceed the growth in SG&A expenses, and that SG&A expenses as a percent of our gross profit should continue to decline.

Operating Loss

	Q2 2003	Q2 2004	$ Change	% Change
Operating Loss	$1,695,000	$2,437,000	$742,000	44%

     The operating loss increased primarily due to increased selling, general and administrative expenses discussed above.

Interest Income

	Q2 2003	Q2 2004	$ Change	% Change
Interest Income	$22,000	$29,000	$7,000	32%

     Interest income increased slightly over the second quarter of 2003 due to a higher average cash balance offset by lower interest rates.

Interest Expense

	Q2 2003	Q2 2004	$ Change	% Change
Interest Related to Convertible Debt:
Interest Paid (or to be Paid) in Stock	—	$120,000	$120,000	—
Non-Cash Charges to Interest Expense	$124,000	691,000	567,000	457%

Total	$124,000	$811,000	$687,000	554%
Interest Related to Other Debt:
Interest Paid in Cash	$70,000	$2,000	$(68,000)	(97%)

Total Interest	$194,000	$813,000	$619,000	319%

     Interest expense increased substantially in 2004 because we completed a $5 million private placement of Convertible Debentures in March of 2003 and, subsequent to issuance, have recorded an additional $2.8 million of non-cash charges related to the Convertible Debentures which will be charged to our income statement prior to March, 2006. As of June 30, 2004, approximately $2 million of the $4.6 million non-cash charges and deferred financing costs have been amortized and charged as interest expense and the remaining $2.6 million will be amortized using the effective interest rate method over the remaining quarters until March, 2006.

     The Convertible Debentures allow the interest and principal to be paid in common stock at a discount to valuation, but only if (i) we are not in default under the terms of the Convertible Debentures, (ii) there is an effective registration statement covering such shares, (iii) our common stock is listed on one of American Stock Exchange, New York Stock Exchange, Nasdaq National Market or Nasdaq SmallCap Market, (iv) we have provided proper notice of our election to make payments in stock and have made payment of all other amounts then due under the Convertible Debentures, (v) the issuance of such shares would not cause the holders to own more than 9.999% of the outstanding shares of our common stock, (vi) no public announcement of a change of control or other reclassification transaction has been made and (vii) we have sufficient authorized but unissued and unreserved shares to satisfy all share issuance obligations under the March 2003 financing. The first and second quarter of 2004’s interest payments ($98,000 and $89,000, respectively) were made in stock and the March, April, May and June, 2004 principal repayments of $192,000 each (totaling $769,000) were made in stock and, unless a default occurs, the remaining payments scheduled for both interest and principal are expected to be made in stock.

     Non-Cash Charges to Interest Expense consisted of:

•	$56,000 of amortized deferred financing costs, which contributed to reducing the original $475,000 balance of deferred financing costs to $215,000 at June 30, 2004;

•	$32,000 of non-cash charges to record the discount to valuation incurred when making the principal repayment in stock rather than cash;

•	$635,000 of amortized debt discount, which contributed to reducing the $4,116,000 of debt discount on our $5,000,000 note to $2,391,000 at June 30, 2004. This debt discount is comprised of the following: the fair value allocated to the warrants issued in conjunction with the convertible debt, the charge to account for the beneficial conversion feature recorded at the date the debt was entered into as well as in the fourth quarter of 2003 and the first quarter of 2004 as a result of the anti-dilution provisions triggered by the financings.

     The following table demonstrates the accounting for the Convertible Debentures and related discounts during 2003 and the resulting balance at June 30, 2004.

Value of
Debentures
Original Value of Debt	$5,000,000
Discounts Recorded in 2003	(2,777,000)
2003 Amortization of Discounts	644,000

Carrying Value of Debt at 12/31/2003	$2,867,000

Discounts Recorded in 2004	(1,339,000)
2004 Amortization of Discounts	1,080,000
Payment in Stock	(769,000)

Carrying Value of Debt at 6/30/2004	$1,839,000

     None of the types of activities listed in the above table is expected to affect our cash balances unless we are unable to use our common stock to make principal and interest payments. If we use our common stock for the above activities, they will result in additional dilution. See Factors That May Affect Future Results — “We have substantially increased our indebtedness and may not be able to meet our payment obligation.”

Net Loss

	Q2 2003	Q2 2004	$ Change	% Change
Net Loss	$1,866,000	$3,221,000	$1,355,000	73%

     The net loss increased primarily due to increased selling, general and administrative expenses and increased interest expense discussed above, offset by the increase in revenues.

Six Months Ended June 30, 2003 Compared with Six Months Ended June 30, 2004

Revenues

	Six Months Ended	Six Months Ended
	June 30, 2003	June 30, 2004	$ Change	% Change
Product Sales:
NMP22 BladderChek Test Sales	$509,000	$1,638,000	$1,129,000	222%
NMP22 Lab Test Kit Sales	416,000	429,000	13,000	3%
Other Product Sales	978,000	951,000	(27,000)	(3%)

Total Product Sales	1,903,000	3,018,000	1,115,000	59%
Alliance & Collaboration Revenue	150,000	98,000	(52,000)	(35%)

Total Revenue	$2,053,000	$3,116,000	$1,063,000	52%

     The increase in revenues from our NMP22 product line is due to a $1,034,000 sales increase, primarily in the U.S. and Europe, and a $108,000 favorable exchange rate impact. NMP22 BladderChek Test sales accounted for approximately 79% of sales in the NMP22 product line in the first half quarter of 2004, compared to 55% for the first half of 2003. The NMP22 BladderChek Test sales growth is the result of increased selling efforts applied to the test, principally through initiating a direct-to-the-doctor selling effort in the United States in the fourth quarter of 2003, continuing our direct-to-the-urologist selling activity in Germany and obtaining additional reimbursement coverage by Medicare and other health plan insurance payors throughout the United States. We announced in April, 2004 that Medicare reimbursement programs in 49 states cover the NMP22 BladderChek Test for both monitoring and diagnosis of bladder cancer, providing reimbursement coverage for nearly all 39 million Medicare-eligible lives in the United States. Since most people who suffer from bladder cancer are over the age of 65, the majority of those in the U.S. being treated or at risk for bladder cancer are Medicare insured. The increase in NMP22 Lab Test Kit sales is due to continued sales growth in the US offset by a decline in distributor sales in markets other than Germany and the US.

     Revenue from sales of non-NMP22 products decreased by $122,000 due to the implementation by regulatory authorities of a new patient fee structure in Germany in the first quarter of 2004 and due to decreased customer demand for the allergy products we distribute. This decrease was offset by a $95,000 favorable exchange rate impact.

     Alliance and collaboration revenue decreased by $52,000 as the 2003 period included alliance revenue related to special projects undertaken on behalf of Sysmex and reimbursed by them. Those projects were essentially completed during 2003.

     During the first half of 2004 we shipped approximately $98,000 of the NMP22 BladderChek Test to distributors for which we did not have sufficient history to estimate returns. Accordingly, this amount is recorded as deferred revenue and is included in the balance at June 30, 2004, and will be recognized as revenue when the distributor reports to us that it has either shipped or disposed of the devices (indicating that the possibility of return is remote).

          Deferred revenue consists of the following:

	June 30, 2003	June 30, 2004	$ Change	% Change
Collaboration fees	$858,000	$780,000	$(78,000)	(9%)
Deferred product revenue	344,000	367,000	23,000	7%

	$1,202,000	$1,147,000	$(55,000)	(5%)

Cost of Product Sales

	Six Months Ended	Six Months Ended
	June 30, 2003	June 30, 2004	$ Change	% Change
Product Sales	$1,904,000	$3,018,000	$1,114,000	59%
Cost of Product Sales	1,072,000	1,185,000	113,000	11%

Gross Profit	$832,000	$1,833,000	$1,001,000	120%

Gross Profit Margin	44%	61%

     The decrease in cost of product sales on a percentage basis and the increase in our gross profit margin is largely the result of (i) higher price per unit in the United States we receive because we are now selling NMP22 products directly rather than through a distributor and (ii) increased sales of higher margin NMP22 products worldwide as a percentage of total sales.

Research and Development and Clinical Expenses

	Six Months Ended	Six Months Ended
	June 30, 2003	June 30, 2004	$ Change	% Change
Research and Development, Clinical and Regulatory Expenses	$1,398,000	$1,406,000	$8,000	1%

     Research and development, clinical and regulatory expenses remained essentially constant from the first half of 2003.

Selling, General and Administrative Expenses

	Six Months Ended	Six Months Ended
	June 30, 2003	June 30, 2004	$ Change	% Change
Gross Profit	$832,000	$1,833,000	$1,001,000	120%
Selling, General and Administrative Expenses	$3,249,000	$5,052,000	$1,803,000	55%
SG&A as % of Gross Profit	391%	276%

     Selling, general and administrative expenses increased primarily due to a $909,000 increase in payroll costs resulting from increased headcount, mainly to support direct sales efforts described above, and a $511,000 increase in sales-related marketing expenses. In addition, $118,000 was incurred to comply with the Sarbanes-Oxley legislation, and there was an unfavorable foreign currency exchange rate impact of $130,000 on non-US selling, general and administrative expenses.

     We believe that a decrease in our SG&A expenses as a percentage of our gross profit from 391% in the first half of 2003 to 276% in the first half of 2004 is a useful measure of our performance. During the second half of the year, we expect the growth of gross profits to increase more rapidly than sales as our higher margin NMP22 products, including our Lab Test Kit and our BladderChek Test, become a larger percentage of our sales and the lower margin non-NMP22 products decrease as a percentage of sales. We also expect the growth in gross profits to exceed the growth in SG&A expenses, and that SG&A expenses as a percent of our gross profit should continue to decline.

Operating Loss

	Six Months Ended	Six Months Ended
	June 30, 2003	June 30, 2004	$ Change	% Change
Operating Loss	$3,665,000	$4,527,000	$862,000	24%

     The operating loss increased primarily due to increased selling, general and administrative expenses discussed above.

Interest Income

	Six Months Ended	Six Months Ended
	June 30, 2003	June 30, 2004	$ Change	% Change
Interest Income	$44,000	$49,000	$5,000	11%

     Interest income increased slightly over the first half of 2003 due to a higher average cash balance offset by lower interest rates.

Interest Expense

	Six Months Ended	Six Months Ended
	June 30, 2003	June 30, 2004	$ Change	% Change
Interest Related to Convertible Debt:
Interest Paid (or to be Paid) in Stock	—	$219,000	$219,000	—
Non-Cash Charges to Interest Expense	$124,000	1,210,000	1,086,000	876%

Total	$124,000	$1,429,000	$1,305,000	1052%
Interest Related to Other Debt:
Interest Paid in Cash	$76,000	$6,000	$(70,000)	(92%)

Total Interest	$200,000	$1,435,000	$1,235,000	618%

     Interest expense increased substantially in 2004 because we completed a $5 million private placement of Convertible Debentures in March of 2003 and, upon and subsequent to issuance, have recorded $4.1 million of non-cash charges and $475,000 of deferred financing costs related to the Convertible Debentures which will be charged to our income statement prior to March, 2006. As of June 30, 2004, approximately $2.0 million of these non-cash charges and deferred financing costs have been amortized and charged as interest expense and the remaining $2.6 million will be amortized using the effective interest rate method over the remaining quarters until March, 2006.

     The Convertible Debentures allow the interest and principal to be paid in common stock at a discount to valuation, but only if (i) we are not in default under the terms of the Convertible Debentures, (ii) there is an effective registration statement covering such shares, (iii) our common stock is listed on one of American Stock Exchange, New York Stock Exchange, Nasdaq National Market or Nasdaq SmallCap Market, (iv) we have provided proper notice of our election to make payments in stock and have made payment of all other amounts then due under the Convertible Debentures, (v) the issuance of such shares would not cause the holders to own more than 9.999% of the outstanding shares of our common stock, (vi) no public announcement of a change of control or other reclassification transaction has been made and (vii) we have sufficient authorized but unissued and unreserved shares to satisfy all share issuance obligations under the March 2003 financing. The first and second quarter of 2004’s interest payments ($98,000 and $89,000, respectively) were made in stock and the March, April, May and June, 2004 principal repayments of $192,000 each (totaling $769,000 thru June 30, 2004) were made in stock and, unless a default occurs, the remaining payments scheduled for both interest and principal are expected to be made in stock.

     Non-Cash Charges to Interest Expense consisted of :

•	$115,000 of amortized deferred financing costs, which contributed to reducing the original $475,000 balance of deferred financing costs to $215,000 at June 30, 2004;

•	$47,000 of non-cash charges to record the discount to valuation incurred when making the principal repayment in stock rather than cash;

•	$1,080,000 of amortized debt discount, which contributed to reducing the $4,116,000 of debt discount on our $5,000,000 note to $2,391,000 at June 30, 2004. This debt discount is comprised of the following: the fair value allocated to the warrants issued in conjunction with the convertible debt, the charge to account for the beneficial conversion feature recorded at the date the debt was entered into as well as in the fourth quarter of 2003 and the first quarter of 2004 as a result of the anti-dilution provisions triggered by the financings.

     The following table demonstrates the accounting for the Convertible Debentures and related discounts during 2003 and the resulting balance at June 30, 2004.

Value of
Debentures
Original Value of Debt	$5,000,000
Discounts Recorded in 2003	(2,777,000)
2003 Amortization of Discounts	644,000

Carrying Value of Debt at 12/31/2003	$2,867,000

Discounts Recorded in 2004	(1,339,000)
2004 Amortization of Discounts	1,080,000
Payment in Stock	(769,000)

Carrying Value of Debt at 6/30/2004	$1,839,000

     None of the types of activities listed in the above table is expected to affect our cash balances unless we are unable to use our common stock to make principal and interest payments. If we use our common stock for the above activities, they will result in additional dilution. See Factors That May Affect Future Results — “We have substantially increased our indebtedness and may not be able to meet our payment obligation.”

Net Loss

	Six Months Ended	Six Months Ended
	June 30, 2003	June 30, 2004	$ Change	% Change
Net Loss	$3,821,000	$5,913,000	$2,092,000	55%

     The net loss increased primarily due to increased selling, general and administrative expenses and increased interest expense discussed above, offset by the increase in revenues.

Liquidity and Capital Resources

     Our operating activities used cash in the first half of 2003 and 2004 primarily to fund our Net Losses excluding Non-cash Charges. The Non-cash Charges are due to amortization of debt discount and deferred charges related to our convertible debt.

Summary Cash Flow

	Six Months	Six Months
	Ended	Ended
	June 30, 2003	June 30, 2004
Net Loss	$(3,821,000)	$(5,913,000)
Non-cash Charges	260,000	1,541,000
Changes in Assets and Liabilities	46,000	391,000

Net Operating Uses	(3,515,000)	(3,981,000)
Net Investment Uses	(134,000)	(121,000)
Net Financing Sources	4,485,000	5,567,000
Foreign exchange effect	79,000	(16,000)

Change in cash and cash equivalents	$915,000	$1,449,000

     To the extent our direct sales represent a larger percentage of total sales, U.S. accounts receivable will have different characteristics in the future because they will represent receivables from physicians rather than from distributors. While we do not have enough data to be certain, we expect that the Days Sales Outstanding (“DSO”) may increase due to this trend. As of the quarter ended June 30, 2004, DSO was approximately 45 days versus approximately 34 days for the comparable period of 2003. With more regular and smaller shipments to individual physicians, we will be exposed to a greater volume of transactions in the future which we expect to improve our concentration of credit risk but this benefit may be offset by an extended collection cycle.

     We have incurred losses from operations since our inception. We have financed our operations primarily through private and public offerings of our equity securities, through funded development and marketing agreements and through product sales. Of our $85 million accumulated deficit, essentially all was financed with various equity-related securities. At June 30, 2004, we had cash and cash equivalents of $8,968,000 and working capital of $7,106,000. Based on our current rate of cash utilization, our cash at June 30, 2004 is expected to fund operations through at least December 2004 provided we pay interest and principal on our Convertible Debentures in stock.

     The primary source of the additional capital we raised in 2002, 2003 and 2004 has been equity and convertible debt, and we expect that equity-related instruments will continue to be our principal source of additional capital. After 2004, we will likely need to raise additional capital through third party financing of debt or equity in order to fund our operations. We will continue to seek to raise additional capital and will consider various financing alternatives, including equity or debt financings convertible into equity and corporate partnering arrangements. We do not expect to raise significant debt capital over the next two years because our Convertible Debenture has a prohibition against any debt having a ranking senior to the Convertible Debenture. Since we are obliged to retire the Convertible Debenture over the next two years and are permitted to do so with common stock under certain circumstances, this constraint on our financing choices should be removed by the end of the first quarter of 2006. While we have been successful in raising adequate equity capital to fund Company operations, numerous factors could adversely affect our ability to do so in the future and could affect the Company’s operations adversely. See Factors That May Affect Future Results — “We will need to obtain additional capital in the future and if we are unable to obtain such capital on acceptable terms, or at the appropriate time, we may not be able to continue our existing operations.”

     Any future equity financings will dilute the ownership interest of our existing investors and may have an adverse impact on the price of our common stock. As of June 30, 2004, our fully diluted “as if converted” capital structure was as follows:

Common stock outstanding	41,691,000
Stock reserved for converting debentures	2,802,000
Stock reserved for warrant exercises	4,765,000
Stock reserved for outstanding stock options	2,585,000
Stock reserved for employee stock purchase plan issuances	212,000
Stock reserved for existing stock option and incentive plans	2,273,000

Total	54,328,000

     The above table does not include shares we may use for payment of interest on our Convertible Debentures or the extra shares which may be required if we redeem the debenture rather than the holder converting it. We plan to use our common stock to pay such interest and to redeem the debenture if it is not converted, and such use of our common stock will result in further dilution, particularly if our share price declines significantly. The above chart also does not include any additional shares we may be required to issue if we engage in a financing transaction which is deemed to be an anti-dilutive issuance under the terms of our Convertible Debentures or other future financings. We may not be permitted to make payments of interest or principal on our Convertible Debentures in which case we will require additional financing.

     Our authorized common stock is 90 million shares. Our shareholders authorized 30 million additional shares of stock (from 60 million shares to 90 million shares) at our Annual Meeting of Stockholders held on June 11, 2004. However, if our shareholders do not authorize additional stock at other times when we may request such authorization, we may be unable to issue adequate amounts of additional equity to finance the Company appropriately. If we do not receive additional financing or do not receive an adequate amount of additional financing, we will be required to curtail our expenses by reducing sales staff, research and/or marketing or to take other steps that could hurt our future performance, including but not limited to, the premature sale of some or all of our assets or product lines on undesirable terms, merger with or acquisition by another company on unsatisfactory terms or the cessation of operations. Any of the foregoing steps will have a material adverse effect on our business, financial condition and results of operations. There can be no assurance that capital will be available on terms acceptable to us, if at all.

  Financings

     On March 19, 2004, we completed a private placement of 4,858,887 shares of our common stock at a price of $1.35 and warrants to purchase 1,214,725 shares of our common stock at a price of $2.00 per share for an aggregate consideration of $6,559,500 (before cash commissions and expenses of approximately $713,000). In addition we issued warrants to various placement agents for a total of 434,475 shares at an exercise price of $2.00 per share. The warrants issued as part of this private placement are exercisable until March 19, 2009. This sale has also been deemed to be a dilutive issuance under the terms of the Convertible Debentures and our March 2003 Warrants. As a result, the Convertible Debentures are currently convertible into 3,183,902 shares of our common stock at a price of $1.51 per share, representing an increase of 612,944 shares from the conversion terms of the debenture at November 6, 2003, and the March 2003 Warrants are exercisable to purchase shares of our common stock at a price of $1.35 per share. We have calculated an additional beneficial conversion charge totaling approximately $1,340,000 which has been recorded as an additional debt discount in the first half of 2004 and will be amortized over the remaining life of the debt.

Contractual Obligations

We have no material capital expenditure commitments.

In May, 2004, we entered into an amendment to the lease covering our corporate offices in Newton, Massachusetts, which extends the term of our lease through December 31, 2010 at the same annual base rental rate we are currently paying, $405,000. The amendment also grants us a further option to renew the lease for another five year term at the then market rate.

Off Balance Sheet Arrangements

Currently, we have no off balance sheet arrangements.

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

Research and Development

     We are engaged in the research, production and marketing of cancer diagnostic products. All of our research and development expenditures, whether conducted by our own staff or by external scientists on our behalf and at our expense, are recorded as expenses as incurred and amounted to approximately $44.1 million for the period since our inception in October of 1987 through June 30, 2004. Research and development expenses include the salaries and related overhead of our research personnel, laboratory supplies, payments to third parties to help us execute clinical trials, depreciation of research related equipment, legal expenses related to filing and prosecuting patents, other direct expenses and an allocation of our occupancy and related expenses based on the square footage occupied by our research and development staff and their laboratories.

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

    Development Programs

     The table below summarizes our development programs, including stage of development and current FDA status.

Clinical
Program	Technology Format	Application	Stage of Development	FDA Status
—		—		—
NMP22 Bladder	Lab Test Kit	Monitoring	Commercialized	Approved

NMP22 Bladder	Lab Test Kit	Diagnosis	Commercialized	Approved

NMP22 Bladder	POC Test Device	Monitoring	Commercialized	Cleared

NMP22 Bladder	POC Test Device	Diagnosis	Commercialized	Approved

NMP179 Cervical	Non-Slide-Based Cellular Analysis System	Screening	Licensee Sysmex is conducting further product development	*

NMP48 Prostate	Proprietary Laboratory Procedure	Not Determined	Research & Development	**

NMP48 Prostate	Lab Test Kit	Not Determined	Research & Development	*

NMP48 Prostate	POC Test Device	Not Determined	Research & Development	*

NMP66 Breast	Proprietary Laboratory Procedure	Not Determined	Development Agreement with Mitsubishi Kagaku Iatron, Inc.	**

NMP66 Breast	Lab Test Kit	Not Determined	Research & Development	*

NMP66 Breast	POC Test Device	Not Determined	Research & Development	*

NMP35 Colon	All	Not Determined	Inactive	** *

*	If submitted for a screening or diagnosis application, FDA will likely require Premarket Approval (“PMA”). If submitted as a monitoring test, FDA may only require Premarket Clearance (“510(k)”).

**	If offered (as intended) as a service, an FDA submission may not be required. If the service includes a reagent such as an antibody provided by a party other than the laboratory conducting the test, the FDA will likely require an Analyte Specific Reagent notification at a minimum.

     In May, 2004, Sysmex Corporation announced the commencement of preclinical trials of a non-slide-based cellular analysis system incorporating our NMP179 technology. If Sysmex’s preclinical and anticipated clinical trials are successful, it is Sysmex’s goal to make this technology commercially available in the U.S. in 2006. It is our goal to have either Mitsubishi Kagaku Iatron, Inc. or another clinical partner undertake clinical trials in 2004 of services or products incorporating our NMP66 technology.

     Spending on Research and Development Projects. Total research and development spending in the second quarter of 2004 was approximately $690,000. We expect research and development expenditures to be less than $7.5 million over 2004 and 2005 and to be devoted to our various programs as discussed below.

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

     NMP179 — Cervical. Discovery research on this product was completed prior to 2000 and our expenditures in 2002, 2003 and 2004 have been principally for technical support of the licensing activity. Substantially all future costs to support additional research and development of this product are expected to be paid for by Sysmex. If we incur any additional costs in connection with this program, we expect such costs to be aimed at licensing this technology to a company with a slide-based cervical cancer detection system.

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

     We have incurred operating losses since we began operations in 1987. These losses have resulted principally from costs incurred in research and development and from selling, general and administrative costs associated with our market development and selling efforts. Our accumulated deficit from inception through June 30, 2004 is $85,000,000. Our product sales and net losses for each of the past three fiscal years and the first half of 2004 have been:

	Six Months
	Ended
	June 30, 2004	2003	2002	2001
Product Sales	$3,018,000	$4,018,000	$3,094,000	$2,341,000
Net Losses	$5,913,000	$7,878,000	$8,278,000	$8,731,000

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

     We do not currently generate revenues sufficient to operate our business and do not believe we will do so in the foreseeable future. In our quarter ended June 30, 2004, we had a net loss of $3.2 million, and as of June 30, 2004, we only had $9 million of cash and cash equivalents. As a result, we must rely on our ability to raise capital from outside sources in order to continue operations in the short-term and long-term. In March, 2003 we completed a sale of convertible debentures and accompanying warrants, in October and November, 2003 we completed a sale of common stock and accompanying warrants, and in March, 2004 we completed a sale of common stock and accompanying warrants. We will continue to seek to raise additional capital through various financing alternatives, including equity or debt financings and corporate partnering arrangements. However, we may not be able to raise needed capital on terms that are acceptable to us, or at all.

     The terms of our 2003 sales of convertible debentures and common stock greatly restrict our ability to raise capital. Under the terms of our convertible debenture financing, we are prohibited from entering into obligations that are senior to the debentures. The purchasers of the common stock sold in the fall of 2003 also have rights, under the terms of those financings, to participate in our future financings. These provisions may severely limit our ability to attract new investors and raise additional financing on acceptable terms. In addition, in order to attract such new investors and obtain additional capital, we may be forced to provide rights and preferences to new investors which are not available to current shareholders.

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

     We have substantial indebtedness and may not be able to meet our payment obligations.

     As a result of the 2003 sale of convertible debentures, we substantially increased our indebtedness from approximately $475,000 at the end of 2002 to approximately $1.9 million at the end of the second quarter of 2004.

     The convertible debentures permit us to make interest and principal payments in shares of common stock instead of cash, but only if (i) we are not in default under the terms of the convertible debentures, (ii) there is an effective registration statement covering such shares, (iii) our common stock is listed on one of American Stock Exchange, New York Stock Exchange, Nasdaq National Market or Nasdaq SmallCap Market, (iv) we have provided proper notice of our election to make payments in stock and have made payment of all other amounts then due under the convertible debentures, (v) the issuance of such shares would not cause the holders to own more than 9.999% of the outstanding shares of our common stock, (vi) no public announcement of a change of control or other reclassification transaction has been made and (vii) we have sufficient authorized but unissued and unreserved shares to satisfy all share issuance obligations under the March 2003 financing. If we are not able to make interest and principal payments on the debentures in shares of stock, such payments must be made in cash and, unless we are able to raise additional capital from another source, we may not have sufficient funds to make such payments. If we make such payments in stock, however, it will result in significant dilution.

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

     Matritech GmbH, our European subsidiary, accounted for approximately 61% of our product sales for the second quarter of 2004. Accounts of our European subsidiary are maintained in Euros and are translated into U.S. Dollars. To the extent that foreign currency exchange rates fluctuate in the future, we may be exposed to significant financial variability, both favorable and unfavorable. During the second quarter of 2004, exchange rate fluctuations were favorable compared to the same quarter last year as indicated in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” However, rate changes in the future may lead to unfavorable results.

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

     Our cash requirements have significantly increased to support a larger employee sales force, to pay for order processing, shipping and collection costs normally borne by distributors, to finance the accounts receivable from physician practices that likely will be collected over a longer cycle, and distribution arrangements for sale of our NMP22 BladderChek Test are not well-established.

     Since November, 2003 we have had the responsibility for sales of NMP22 BladderChek Tests to urologists in the US, including invoicing and collecting the revenue from sales. We have increased our sales and marketing expenditures and added order processing, shipping and collection resources to perform functions which have, until recently, been performed by our U.S. distributor. We have little experience in performing these functions in the United States to support sales directly to physicians, and the time and cost to develop these resources combined with the risk that they may not function effectively increases the risk that the rate of sales growth for our NMP22 BladderChek Test will slow.

     Sales of products directly to physicians may result in larger accounts receivable and longer collection cycles than sales to distributors and increases the risk that accounts receivable will not be collected. Carrying larger accounts receivable balances and assuming greater collection risk may also increase our financing requirements.

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

     We expect that our Lab Test Kits and our Point-of-Care Test Devices will compete with existing FDA-approved tests, such as tests known as BTA and UroVysion bladder cancer tests, which have been approved for monitoring bladder cancer and may become approved for diagnosis of bladder cancer; a test known as CEA, which is used primarily for monitoring colorectal and breast cancers; a test known as CA19.9, which is used primarily for monitoring colorectal and gastric cancers; a test known as PSA, which is used primarily for monitoring and screening prostate cancer; tests known as TRUQUANT® BR RIA, CA15.3 and CA27.29, which are used for monitoring breast cancer; and specimen collection and analysis systems known as ThinPrep® (Cytyc) and SurePath (TriPath). We are also aware of a number of companies that have announced that they are engaged in developing cancer diagnostic products based upon oncogene technology. Our diagnostic products will also compete with more invasive or expensive procedures such as minimally invasive surgery, bone scans, magnetic resonance imaging and other in vivo imaging techniques. In addition, other companies may introduce competing diagnostic products based on alternative technologies that may adversely affect our competitive position. As a result, our products may become less competitive, obsolete or non-competitive.

     Healthcare reform measures, third-party reimbursement policies and physician or hospital preferences could limit the per-product revenues for our products.

     Our ability to commercialize our products successfully will depend in part on the extent to which reimbursement for the services based on our products will be available from government health administration authorities, private health insurers and other third-party payors. In most countries, the reimbursement of any medical device (or a service based on a medical device) which has not received that country’s national regulatory approval for clinical use is at the discretion of the patient’s insurance carrier, whether private or public. Even if use of a device or the performance of a service has been previously approved for reimbursement, insurance carriers and healthcare plans may decide not to continue to reimburse it at all, not to continue to reimburse it for certain medical applications and/or to decrease the reimbursement amount. If we develop a Proprietary Laboratory Procedure for the US market that does not require FDA approval, we do not expect third-party reimbursement until we obtain FDA approval for a product which generates similar information.

     In many countries, the amount of reimbursement for any medical device (or a service based on a medical device) is substantially lower than the price set by the physician or medical institution. Therefore, obtaining reimbursement coverage should generally be expected to reduce per-product revenue and to potentially broaden the number of patients who can afford to take advantage of the product or service. We believe this has occurred in the United States as reimbursement has been obtained in various states and would expect it to occur in other countries in which our products are sold. This has not yet happened in the principal countries of Europe and Asia where the NMP22 Lab Test Kit and the NMP22 BladderChek Test Device are being sold.

     Healthcare reform is an area of continuing attention and a priority of many governmental officials. Medicare has frozen reimbursement for clinical laboratory tests at 2003 levels and future changes could impose limitations on the prices we will be able to charge for our products or the amount of reimbursement available for our products from governmental agencies or third-party payors. While we cannot predict whether any legislative or regulatory proposals will be adopted or the effect that the proposals may have on our business, the announcement or adoption of the proposals could hurt our business by reducing demand for our products or increasing the pressure on the prices we charge and could hurt our stock price because of investor reactions.

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

     The FDA and many foreign governments extensively regulate the medical devices that we market and manufacture. The FDA regulates the clinical testing, manufacture, labeling, distribution and promotion of medical devices in the United States and agencies in the European Union, Japan and other countries where we sell our products have similar regulations. Any products that we or our suppliers manufacture or distribute in accordance with FDA approvals are subject to pervasive and continuing regulation by the FDA, including:

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

The FDA and foreign governmental agencies have the authority to request the repair, replacement or refund of the cost of any device that we manufacture or distribute if it is faulty. Failure to comply with medical device and quality regulations in countries outside the United States where we sell our product can result in fines, penalties, seizure or return of products and the inability to sell the product in those countries.

     Labeling and promotional activities are subject to scrutiny in the United States by the FDA and, in certain instances, by the Federal Trade Commission, and by regulatory bodies in most countries outside the United States where we sell products. For example, our NMP22 Lab Test Kit has received FDA approval and may be promoted by us only as an aid in the management of patients with bladder cancer or as a diagnostic aid for use for previously undiagnosed individuals who have symptoms of or are at risk for bladder cancer. The FDA actively enforces regulations prohibiting the promotion of devices for unapproved uses and the promotion of devices for which premarket approval has not been obtained. Consequently, for example, we cannot currently promote the NMP22 Lab Test Kit for any unapproved use. If we or our suppliers fail to comply with these manufacturing or promotional requirements, we may face regulatory enforcement action by the FDA that would prevent us or our suppliers from manufacturing or selling our products, hurt our ability to conduct testing necessary to obtain market approval for these products and reduce our potential sales revenues.

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

We believe the future success of our business will also depend, in part, upon Sysmex Corporation developing a satisfactory Cellular Analysis System to be used to measure clinically useful cervical cancer proteins. Even if Sysmex completes its product development efforts to its satisfaction, it is expected to face significant obstacles (including but not limited to those set forth in “Factors That May Affect Future Results – Successful technical development of our products does not guarantee successful commercialization.”) in developing a system which will be approved by the FDA and selling such systems to cervical cancer smear laboratories at a satisfactory price. Our success in cervical cancer Cellular Analysis Systems is almost completely dependent on the success of Sysmex in utilizing our technology and on its ability to educate physicians, patients, insurers and its distributors about the medical utility of the new products. Even if Sysmex successfully educates the market, competing products may prevent Sysmex from gaining wide market acceptance of its products.

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

     We believe the future success of our business will depend not only on the successful commercialization of our Lab Test Kits and Point-Of-Care Test Devices, but also in part upon developing a service business based on Proprietary Laboratory Procedures which will be custom designed to the instrumentation and techniques of a specific clinical laboratory to measure clinically useful proteins. We are currently working on development of such Proprietary Laboratory Procedures using our technologies for breast cancer, but we have no demonstrated success in this area. In addition, because we expect that use of our Proprietary Laboratory Procedures will likely be confined to a limited number of licensed clinical laboratories who would be expected to invest in the development and marketing of a lab testing service specific to their equipment, processes and personnel, the success of these procedures will be dependent upon acceptance by the applicable laboratories. Although we may complete our product development efforts to our satisfaction, we may not obtain the agreement and approval from our clinical lab partner that the technology works adequately in their laboratory environment or that it has the medical performance and information value that they originally expected. Because Proprietary Laboratory Procedures utilize technologies which are, by their nature, more operator-dependent than the technologies involved in products such as Lab Test Kits and Point-of-Care Test Devices, the risks regarding successful commercial acceptance are increased in this area.

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

     We currently manufacture our NMP22 Lab Test Kits and package our NMP22 BladderChek Tests in our Newton facility but we rely on subcontractors for certain components and processes for each of these products. We do not currently have alternative suppliers for certain key components and processes which are provided by some subcontractors. If the units or components from these suppliers or the services of these assemblers should become unavailable for any reason, including their failure to comply with FDA regulations, we would need to seek alternative sources of supply or assembly. In order to maintain the FDA acceptance of our manufacturing process, we would have to demonstrate to the FDA that these alternative sources of supply are equivalent to our current sources. Although we attempt to maintain an adequate level of inventory to provide for these and other contingencies, if our manufacturing processes are disrupted because key components are unavailable, because new components must be revalidated or because an assembler fails to meet our requirements, we may be forced to modify our products to enable another subcontractor to meet our sales requirements or we may be required to cease production of such products altogether until we are able to establish an adequate replacement supplier. Disruptive changes such as these may make us unable to meet our sales commitments to customers. Our failure or delay in meeting our sales commitments could cause sales to decrease and market share to be lost permanently, and could result in significant expenses to obtain alternative sources of supply or assembly with the necessary facilities and know-how.

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

     During 2003, we received reports from customers that one of the products we sell through our German subsidiary failed to perform correctly and provided false readings on patients’ conditions. We believe the product performance problems are being addressed by the manufacturer of the products and that the manufacturer will accept responsibility for defective products. We have not sought an alternate source of supply for this product line, but we have seen decreased customer demand for these products during the first half of 2004 compared to the first half of 2003. Our revenues, profits and market share for these products may be further adversely affected, and we may face product liability and other claims if the manufacturer fails to satisfactorily address all issues raised by our customers and the patients affected.

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

     The market price of our common stock has historically been, and we expect it to continue to be, volatile. This price has ranged between $1.14 and $2.56 in the fifty-two week period ended June 30, 2004. The stock market has from time to time experienced extreme price and volume fluctuations, particularly in the biotechnology sector, which have often been unrelated to the operating performance of particular companies. Factors such as announcements of technological innovations or new products by our competitors or disappointing results by third parties, as well as market conditions in our industry, may significantly influence the market price of our common stock. For example, in the past our stock price has been affected by announcements of clinical trial results and technical breakthroughs at other biotechnology companies. Our stock price has also been affected by our own public announcements regarding such things as quarterly earnings, regulatory agency actions and corporate partnerships. Consequently, events both within and beyond our control, may cause shares of our stock to lose their value rapidly.

     In addition, sales of a substantial number of shares of our common stock by stockholders could adversely affect the market price of our shares. In the second quarter of 2004, our shares had an average daily trading volume of only approximately 123,000 shares. In connection with our March 2004 private placement of common stock and accompanying warrants, we filed a resale registration statement covering up to 7,121,031 shares for the benefit of our investors. In 2003, we filed resale registration statements covering up to 5,371,332 shares for the benefit of our investors in connection with the sale of convertible debentures and accompanying warrants and an additional approximately 5,419,000 shares for the benefit of our investors in a private placement of common stock and accompanying warrants. We have also filed resale registration statements in connection with previous private placements. The actual or anticipated resale by such investors under these registration statements may depress the market price of our common stock. Bulk sales of shares of our common stock in a short period of time could also cause the market price for our shares to decline.

     Future financings will result in additional dilution of the ownership interest of our existing investors and may have an adverse impact on the price of our common stock.

     We will need to raise additional capital in the future to continue our operations. The primary source of the additional capital we raised in 2002, 2003 and 2004 has been equity and convertible debt, and we expect that equity-related instruments will continue to be our principal source of additional capital. In June 2004, our stockholders approved an increase in our authorized common stock from 60,000,000 to 90,000,000 shares. This approval provides us with greater flexibility in undertaking an additional financing without the expense and delay of obtaining stockholder approval other than as required by state law or American Stock Exchange requirements for the particular transaction. Any future equity financings will dilute the ownership interest of our existing investors and may have an adverse impact on the price of our common stock.

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

     We invest our cash in securities classified as cash and cash equivalents. At June 30, 2004, these securities totaled $9 million and included money market accounts. Changes in interest rates affect the investment income we earn on our investments and, therefore, impact our cash flows and results of operations. A hypothetical 50 basis point decrease in interest rates would result in a decrease in annual interest income and a corresponding increase in net loss of approximately $21,000 for the period ended June 30, 2004.

     Foreign Exchange. The financial statements of Matritech GmbH are translated in accordance with SFAS No. 52, Foreign Currency Translation. The functional currency of our foreign subsidiary is the local currency (Euro), and accordingly, all assets and liabilities of the foreign subsidiary are translated using the exchange rate at the balance sheet date except for intercompany receivables which are of long-term-investment nature, and capital accounts which are translated at historical rates. Revenues and expenses are translated monthly at the average rate for the month. Adjustments resulting from the translation from the financial statements of the Matritech GmbH into U.S. Dollars are excluded from the determination of net income and are accumulated in a separate component of stockholders’ equity. Foreign currency transaction gains and losses are reported in the accompanying consolidated statements of operations and are immaterial to the results of operations. We had sales denominated in foreign currency of approximately $992,000 and $1,989,000, respectively, for the three month and six month periods ended June 30, 2004.

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

PART II. OTHER INFORMATION

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchased Equity Securities.

     (a) At our Annual Meeting of Stockholders held June 11, 2004, the stockholders approved an increase in our authorized common stock, par value $.01, from 60,000,000 to 90,000,000 shares. A Certificate of Amendment of our Amended and Restated Certificate of Incorporation was filed with the Delaware Secretary of State’s office on June 17, 2004. As a result of the approval of this increase in authorized shares, we have available substantial additional amounts of stock which may be issued for any valid corporate purpose that the Board of Directors from time to time deems necessary or advisable, including, without limitation, stock splits and stock dividends, continued financings in furtherance of our research, product development and operations, acquisitions and other transactions involving the use of common stock. Future issuances could have a dilutive effect on existing stockholders and the issuance of additional shares of common stock could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock.

     (e) We did not repurchase any shares of our common stock during the second quarter of 2004.

Item 4. Submission of Matters to a Vote of Security Holders

(a)	The annual meeting of stockholders of Matritech (the “Annual Meeting”) was held on June 11, 2004.

(b)	The following directors were elected at the Annual Meeting:

	Votes
Election of Directors	For	Withheld
Stephen D. Chubb	30,615,292	1,749,036
David L. Corbet	30,630,892	1,733,436
Walter O. Fredericks	30,732,437	1,631,891
Judith Kurland	30,734,502	1,629,826
Richard A. Sandberg	30,695,439	1,668,889
T. Stephen Thompson	30,741,237	1,623,091
C. William Zadel	30,616,266	1,748,062

(c)	The following other matters were proposed and voted upon as indicated.

To approve an amendment to the Company’s Amended and Restated Certificate of Incorporation, as amended, increasing the number of shares of the Company’s common stock, par value $.01 per share (“Common Stock”) authorized for issuance from 60,000,000 to 90,000,000 shares. With 23,442,590 voting for, 8,742,211 against, and 179,527 abstaining, the proposal was passed.

To ratify the selection of the firm PricewaterhouseCoopers LLP to serve as auditors for the fiscal year ending December 31, 2004. With 32,016,434 voting for, 269,590 voting against, and 78,304 abstaining, the proposal was passed.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits:

3.1	Amended and Restated Certificate of Incorporation of the Registrant (originally filed as Exhibits 3, 4.1 to our Registration Statement No. 33-46158 on Form S-1 and re-filed in electronic form as Exhibit 3.1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference).

3.2	Certificate of Amendment, dated June 16, 1994, of Amended and Restated Certificate of Incorporation of the Registrant (originally filed as Exhibit 3.2 of our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1995 and re-filed in electronic form as Exhibit 3.3 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference).

3.3	Certificate of Amendment, dated June 5, 1995, of Amended and Restated Certificate of Incorporation of the Registrant (originally filed as Exhibit 3.3 of our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1995 and re-filed in electronic form as Exhibit 3.4 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference).

3.4	Certificate of Amendment, dated June 26, 2002, of Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 4.6 to our Registration Statement No. 333-96701 on Form S-8, filed on July 18, 2002 and incorporated herein by reference).

3.5	Certificate of Amendment, dated June 11, 2004, of Amended and Restated Certificate of Incorporation of the Registrant.

10.1	Second Amendment to Agreement of Lease, dated May 12, 2004, between the Company and Francis L. Biotti as trustee of One Nevada Realty Trust.

10.3#	2002 Employee Stock Purchase Plan as amended effective June 11, 2004.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#	Indicates management contract or compensatory plan or arrangement.

(b)	Reports on Form 8-K:

On April 7, 2004, we furnished a Current Report on Form 8-K reporting on Items 5 and 7.

On May 4, 2004, we furnished a Current Report on Form 8-K reporting on Items 7 and 12.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MATRITECH, INC.

Date: August 10, 2004	By:	/s/ Stephen D. Chubb
Stephen D. Chubb
Director, Chairman and Chief Executive Officer
(principal executive officer)

Date: August 10, 2004	By:	/s/ Richard A. Sandberg
Richard A. Sandberg
Director, Vice President, Chief Financial
Officer and Treasurer
(principal accounting and financial officer)