Form 10-Q
period 2004-09-30
MATRITECH INC/DE/
filed 2004-11-03
CIK 884847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934:
For the quarterly period ended September 30, 2004

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934:
For the transition period from to

Commission file number: 001-12128

Matritech, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of	04-2985132 (I.R.S. Employer
Incorporation or Organization)	Identification No.)

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

     As of October 29, 2004, there were 42,589,373 shares of the Registrant’s Common Stock outstanding.

MATRITECH, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

MATRITECH, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 31,	September 30,
	2003	2004
ASSETS
Current Assets:
Cash and cash equivalents	$7,518,124	$7,036,057
Accounts receivable less allowance for bad debt of $23,591 in 2003 and 2004	556,624	782,113
Inventories, net	609,211	831,953
Prepaid expenses and other current assets	390,090	386,470

Total current assets	9,074,049	9,036,593

Property and equipment, at cost:
Laboratory equipment	2,437,430	2,435,724
Office equipment	408,153	483,583
Laboratory furniture	62,739	62,739
Leasehold improvements	88,865	141,267
Automobiles	47,053	44,896

	3,044,240	3,168,209
Less — Accumulated depreciation and amortization	2,107,544	2,252,405

	936,696	915,804

Goodwill	132,615	132,615
Other assets	246,706	174,418
Receivable from related party	28,254	16,104

Total assets	$10,418,320	$10,275,534

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of notes payable	$301,647	$12,417
Current maturities of convertible debt	1,554,067	1,285,726
Accounts payable	281,697	545,227
Accrued expenses	976,242	1,574,841
Deferred revenue	525,940	473,905

Total current liabilities	3,639,593	3,892,116

Notes payable, less current maturities	25,202	18,626
Convertible debt, less current maturities	1,312,860	546,083
Deferred revenue	642,435	636,094

Total liabilities	5,620,090	5,092,919
Commitments and Contingencies
Stockholders’ Equity:
Preferred stock, $1.00 par value
Authorized—4,000,000 shares
Issued and outstanding—no shares	—	—
Common stock, $0.01 par value
Authorized—60,000,000 shares in 2003 and 90,000,000 in 2004
Issued and outstanding—36,121,934 shares in 2003 and 42,405,837 shares in 2004	361,219	424,058
Additional paid-in capital	83,316,769	92,279,447
Accumulated other comprehensive income	119,119	111,331
Accumulated deficit	(78,998,877)	(87,632,221)

	December 31,	September 30,
	2003	2004
Total stockholders’ equity	4,798,230	5,182,615

Total liabilities and stockholders’ equity	$10,418,320	$10,275,534

The accompanying notes are an integral part of these consolidated financial statements.

MATRITECH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2004	2003	2004
Revenue:
Product sales, net of allowances	$1,051,477	$1,874,988	$2,955,274	$4,892,739
Alliance and collaboration revenue	119,833	60,417	269,529	158,322

Total revenue	1,171,310	1,935,405	3,224,803	5,051,061
Expenses:
Cost of product sales	476,862	596,501	1,548,577	1,781,667
Research, development and clinical expense	636,242	661,978	2,034,130	2,067,757
Selling, general and administrative expense	1,659,813	2,664,668	4,908,487	7,716,691

Total operating expenses	2,772,917	3,923,147	8,491,194	11,566,115

Loss from operations	(1,601,607)	(1,987,742)	(5,266,391)	(6,515,054)

Interest income	12,624	24,313	56,572	73,339
Interest expense	193,585	756,410	393,788	2,191,629

Net loss	$(1,782,568)	$(2,719,839)	$(5,603,607)	$(8,633,344)

Basic and diluted net loss per common share	$(0.06)	$(0.06)	$(0.17)	$(0.22)

Basic and diluted weighted average number of common shares outstanding	32,150,176	42,116,886	32,130,292	40,109,535

The accompanying notes are an integral part of these consolidated financial statements.

MATRITECH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30,
	2003	2004
Cash Flows from Operating Activities:
Net loss	$(5,603,607)	$(8,633,344)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	191,510	177,713
Amortization of deferred compensation	35,710	—
Amortization of debt discount	187,929	1,649,705
Amortization of deferred charges	—	165,617
Issuance of common stock for interest on debt	93,750	289,275
Noncash interest expense	—	116,546
Changes in assets and liabilities:
Accounts receivable	249,661	(225,489)
Inventories	(87,172)	(222,742)
Prepaid expenses and other assets	9,929	(77,559)
Accounts payable	(104,501)	263,530
Accrued expenses	25,779	598,599
Deferred revenue	(139,788)	(58,376)

Net cash used in operating activities	(5,140,800)	(5,956,525)

Cash Flows from Investing Activities:
Purchases of property and equipment	(158,066)	(163,305)

Net cash used in investing activities	(158,066)	(163,305)

Cash Flows from Financing Activities:
Payments on notes payable	(115,959)	(288,956)
Proceeds from convertible debentures and warrants, net	4,556,083	—
Proceeds from sale of common stock and warrants	—	5,846,969
Proceeds from exercise of common stock options	335	84,000
Proceeds from issuance of common stock under employee stock purchase plan	12,250	9,000

Net cash provided by financing activities	4,452,709	5,651,013

Effect of foreign exchange on cash and cash equivalents	87,887	(13,250)

Decrease in cash and cash equivalents	(758,270)	(482,067)
Cash and cash equivalents, beginning of period	4,172,013	7,518,124

Cash and cash equivalents, end of period	$3,413,743	$7,036,057

Supplemental Cash Flow Information:
Cash paid during the year for interest	$79,859	$7,985
Stock issued for debt payments	—	1,457,606
Stock issued for interest payments	93,750	289,275

The accompanying notes are an integral part of these consolidated financial statements.

MATRITECH, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

     We have incurred losses from operations since our inception. We have an accumulated deficit of approximately $88 million at September 30, 2004. Based on our current rate of cash utilization, our cash at September 30, 2004 is expected to fund operations through at least June 2005 provided we pay interest and principal on our convertible debentures in stock. Our financing plans include continuing to seek to raise additional capital and we will consider various financing alternatives, including equity or debt financings and corporate partnering arrangements. The primary sources of the additional capital we raised in 2002, 2003 and 2004 have been equity and convertible debt, and we expect equity-related instruments will continue to be our principal source of additional capital. After 2004, we will likely need to raise additional capital through third party financing of debt or equity in order to fund our operations. We may not be able to raise needed capital on terms that are acceptable to us, or at all. If we raise funds on unfavorable terms, we may provide rights and preferences to new investors which are not available to current shareholders. In addition, our existing financing arrangements contain anti-dilutive provisions which may require us to issue additional securities if certain conditions are met. If we do not receive additional financing or do not receive an adequate amount of additional financing, we will be required to curtail our expenses by reducing research and/or marketing or by taking other steps that could hurt our future performance, including but not limited to, the premature sale of some or all of our assets or product lines on undesirable terms, merger with or acquisition by another company on unsatisfactory terms or the cessation of operations. Any future equity financings will dilute the ownership interest of our existing investors and may have an adverse impact on the price of our common stock. Any of the foregoing steps will have a material adverse effect on our business, financial condition and results of operations. There can be no assurance that capital will be available on terms acceptable to us, if at all.

2. Summary of Significant Accounting Policies

     (a) Principles of Consolidation

           The consolidated financial statements include the accounts of Matritech, Inc., a Delaware corporation and our wholly-owned subsidiary Matritech GmbH based in Freiburg, Germany. All significant intercompany balances and transactions have been eliminated at consolidation level.

     (b) Inventories

     Inventories are stated at the lower of cost (determined on a first-in first-out basis) or market and consist of the following:

	December 31,	September 30,
	2003	2004
Raw materials	$147,192	$216,761
Work-in-process	4,327	15,473
Finished goods	400,735	539,843
Consignment inventory	56,957	59,876

	$609,211	$831,953

     (c) Revenue Recognition

           Deferred revenue consists of the following:

	December 31,	September 30,
	2003	2004
Collaboration fees	$828,048	$744,721
Deferred product revenue	340,327	365,278

	$1,168,375	$1,109,999

     (d) Comprehensive Loss

           Comprehensive loss is comprised of net loss and certain changes in stockholders’ equity that are excluded from net loss. The Company includes in other comprehensive income (loss) those foreign currency adjustments related to the translation of the assets and liabilities of Matritech GmbH into US Dollars as the functional currency of Matritech GmbH is the Euro. The composition of accumulated other comprehensive income (loss) is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2004	2003	2004
Reported net loss	$(1,782,568)	$(2,719,839)	$(5,603,607)	$(8,633,344)
Other comprehensive income (loss)
Foreign currency translation adjustments	8,918	4,202	91,604	(7,788)

Comprehensive loss	$(1,773,650)	$(2,715,637)	$(5,512,003)	$(8,641,132)

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

           The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2004	2003	2004
Net loss	$(1,782,568)	$(2,719,839)	$(5,603,607)	$(8,633,344)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(249,003)	(291,716)	(775,722)	(833,162)

Pro forma net loss	$(2,031,571)	$(3,011,555)	$(6,379,329)	$(9,466,506)

Net loss per common share:
Basic and diluted — as reported	$(0.06)	$(0.06)	$(0.17)	$(0.22)
Basic and diluted — pro forma	$(0.06)	$(0.07)	$(0.20)	$(0.24)

     The fair value of stock options and common shares issued pursuant to the stock option and stock purchase plans at the date of grant were estimated using the Black-Scholes model with the following weighted-average assumptions:

	2003	2004
Risk-free interest rate	2.70 - 3.58%	3.74 - 4.69%
Expected dividend yield	—	—
Expected life	7 years	7 years
Expected volatility	110%	144%

(f) Net Loss per Common Share

     We compute earnings per share in accordance with SFAS No. 128, Earnings per Share. Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the year. Diluted loss per share is the same as basic loss per share as the effects of our potential common stock equivalents are anti-dilutive. At September 30, 2003 and 2004, potential common stock equivalents consisted of stock options, warrants, and convertible debentures. The number of anti-dilutive securities excluded from the computation of diluted loss per share were 5,738,391 and 9,598,418 for the periods ended September 30, 2003 and 2004, respectively.

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

     This transaction has also been deemed to be a dilutive issuance under the terms of the Convertible Debentures we issued in March 2003 (the “Convertible Debentures”) and our warrants issued in connection with the Convertible Debenture financing (the “March 2003 Warrants”). As a result, the Convertible Debentures became convertible into 3,183,902 shares of our common stock at a price of $1.51 per share, representing an increase of 612,944 shares from the conversion terms of the debenture immediately prior to the transaction. The Convertible Debentures were convertible on September 30, 2004 into 2,419,764 shares of our common stock at a price of $1.51 per share. The March 2003 Warrants are exercisable to purchase shares of our common stock at a price of $1.35 per share representing a decrease in purchase price of $0.32 per share. We calculated an additional beneficial conversion charge totaling approximately $1,339,000 (see table below in Note 4) which was recorded as a debt discount in the first quarter of 2004 and is being amortized over the remaining life of the debt.

4. Convertible Debt

     A summary of the Convertible Debt accounting is as follows:

Proceeds at closing in March 2003	$5,000,000
Less:
Fair value ascribed to the warrants and recorded as debt discount	(950,000)
Fair value ascribed to placement agent warrant and recorded as debt discount	(131,000)
Beneficial conversion feature calculated on date of closing and recorded as debt discount	(199,000)
Additional beneficial conversion feature recorded in the fourth quarter of 2003 as debt discount	(1,497,000)
Additional beneficial conversion feature recorded in the first quarter of 2004 as debt discount	(1,339,000)
Cumulative principal payments made in stock	(1,346,000)
Add back:
Cumulative amortization of debt discount and beneficial conversion features	2,294,000

Balance, September 30, 2004	$1,832,000

     The debt discount is being amortized to interest expense using the effective interest method over the term of the debt. For the three and nine month periods ended September 30, 2004, $569,000 and $1,650,000, respectively, representing amortization of these costs is included in interest expense.

     Debt issuance costs attributable to the Convertible Debentures, which totaled approximately $475,000, have been capitalized as other assets and other current assets on the consolidated balance sheet and will be amortized based on the effective interest method over the term of the debt. For the three and nine month periods ended September 30, 2004, $51,000 and $166,000, respectively representing amortization of these costs is included in interest expense. As of September 30, 2004, unamortized debt issuance costs totaled $164,000, of which $141,000 is included in other current assets.

     Minimum future payments on the debt are as follows:

2004	$638,000
2005	2,445,000
2006	776,000

Total payments	3,859,000
Less: Portion related to periodic interest payments	(205,000)
Non-cash interest related to debt discount	(1,822,000)

Balance, September 30, 2004	1,832,000
Less current portion	1,286,000

Long-term portion	$546,000

The fair value of the Convertible Debt at September 30, 2004 as estimated by management is approximately $3.3 million. The carrying value of the Convertible Debt in the Company’s financial statements reflects discounts related to beneficial conversion charges calculated in accordance with EITF Issue No. 00-27.

     The Convertible Debentures allow the interest and principal to be paid in common stock at a discount to value, but only if (i) we are not in default under the terms of the Convertible Debentures, (ii) there is an effective registration statement covering such shares, (iii) our common stock is listed on one of American Stock Exchange, New York Stock Exchange, Nasdaq National Market or Nasdaq SmallCap Market, (iv) we have provided proper notice of our election to make payments in stock and have made payment of all other amounts then due under the Convertible Debentures, (v) the issuance of such shares would not cause the holders to own more than 9.999% of the outstanding shares of our common stock, (vi) no public announcement of a change of control or other reclassification transaction has been made and (vii) we have sufficient authorized but unissued and unreserved shares to satisfy all share issuance obligations under the March 2003 financing. The first, second and third quarter of 2004’s interest payments ($98,000, $89,000 and $69,000, respectively) were made in stock and the monthly principal repayments of $192,000 each commencing in March 2004 (totaling $1,346,000 at September 30, 2004) were made in stock and unless a default occurs, the remaining payments scheduled for both interest and principal are expected to be made in stock.

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

     The products we have developed are based on our proprietary nuclear matrix protein (“NMP”) technology. The nuclear matrix, a three-dimensional protein framework within the nucleus of cells, plays a fundamental role in determining cell type by physically organizing the contents of the nucleus, including DNA. We focus our research on finding differences in the types and amounts of proteins found in the tissue, blood and urine of patients with and without cancer. We design our products to detect these differences and to generate medically useful information in order to assist physicians in their diagnosis and treatment of patients.

     Products developed by our scientists and based upon our proprietary NMP technology became our most important source of revenue and revenue growth in 2003. NMP22® product sales exceeded sales from other products for the first time in 2003, and we expect them to be our largest and most important source of revenue for the foreseeable future. We continue to distribute allergy and other diagnostic products for a third party in Germany, but revenues from these products declined in 2003. Each of these trends continued in the first nine months of 2004. Prior to 2003, our revenues were derived primarily from selling products made by others and through licensing activities and other payments from strategic partnerships or alliances.

     NMP22 product sales exceeded sales from other products for the first time in 2003, and we expect them to be our largest and most important source of revenue for the foreseeable future. We continue to distribute allergy and other diagnostic products for third parties in Germany, but revenues from these products declined in 2003 and have continued to decline in the first nine months of 2004. Prior to 2003, our revenues were derived primarily from selling products made by others and through licensing activities and other payments from strategic partnerships or alliances.

     Effective November 2003, we changed our U.S. distributor arrangement with Cytogen Corporation for our most important product, our BladderChek Test, to permit us to sell directly to urologists as we have done in Germany since 2001. This change has resulted in increased sales, increased revenue per test, improvement in our gross profit margin and increased selling, general and administrative (“SG&A”) expenses in 2004 compared to 2003.

     SG&A expenses substantially increased in the third quarter of 2004 from the third quarter of 2003. This increase was caused primarily by the higher costs needed to support the direct distribution of the BladderChek Tests. The increased selling expenditures will likely increase our losses in the short term (See “Results of Operations” below), but our goal is to generate sufficient additional gross profit from sales growth to cover our increased selling expenses and achieve our goal of profitability. In addition, because the financial future of Matritech is so closely related to increasing the sales of BladderChek Tests, we are taking steps to ensure we can meet anticipated demand for these devices in the future.

     We are continuing our collaboration with Sysmex Corporation, a leading manufacturer of automated laboratory instruments based in Kobe, Japan, in the field of cervical sample testing. We are also continuing the development of our core diagnostic technology in breast cancer. We measure our progress in such programs by achievements such as entering into new strategic partnerships or alliances, obtaining positive clinical trial results, and ultimately securing regulatory approvals such as our four FDA approvals for NMP22 products. If we can successfully leverage our strategic partnerships, we expect to meet our goal of limiting the increase in our own annual research and development expenditures to less than 20% per year over the next few years. In the third quarter of 2004 research and development expenditures were 4% higher than comparable expenses in the third quarter of 2003. In the first nine months of 2004 research and development expenditures were 2% higher than comparable expenses in the first nine months of 2003.

     We have been unprofitable since inception and expect to incur significant additional operating losses for at least the next several years. For the period from inception to September 30, 2004, we incurred a cumulative net loss of approximately $88 million. To provide funds to support our new distribution arrangements and our ongoing research and development efforts, we raised additional capital in the first quarter of 2004 and may raise additional capital later this year. A failure to adequately finance the Company could have a material adverse impact on our ability to achieve our objectives. Success in raising equity to fund the cost of these product distribution and development programs is an important element of our strategy.

Results of Operations

Quarter Ended September 30, 2003 (“Q3 2003”) Compared with Quarter Ended September 30, 2004 (“Q3 2004”)

Revenues

	Q3 2003	Q3 2004	$ Change	% Change
Product Sales (net of allowances):
NMP22 BladderChek Test Sales	$370,000	$1,197,000	$827,000	224%
NMP22 Lab Test Kit Sales	240,000	249,000	9,000	4%
Other Product Sales	441,000	429,000	(12,000)	(3%)

Total Product Sales	1,051,000	1,875,000	824,000	78%
Alliance & Collaboration Revenue	120,000	60,000	(60,000)	(50%)

Total Revenue	$1,171,000	$1,935,000	$764,000	65%

     The increase in revenue from our NMP22 product line is due to a $777,000 sales increase, primarily in the U.S. and Europe, and a $59,000 favorable exchange rate impact. BladderChek Test sales accounted for approximately 83% of sales in the NMP22 product line in the third quarter of 2004, compared to 61% in the third quarter of 2003. The BladderChek Test sales growth is the result of increased selling efforts applied to the test, principally through initiating a direct-to-the-doctor selling effort in the United States in the fourth quarter of 2003, continuing our direct-to-the-doctor selling activity in Germany and obtaining additional reimbursement coverage by Medicare and other health plan insurance payors throughout the United States. We announced in April 2004 that Medicare reimbursement programs in 49 states cover the BladderChek Test for both monitoring and diagnosis of bladder cancer, giving our customers reimbursement coverage for nearly all 39 million Medicare-eligible lives in the United States. Since most people who suffer from bladder cancer are over the age of 65, the majority of those in the U.S. being treated or at risk for bladder cancer are Medicare insured. We include in the category of Lab Test Kit sales the sale by Diagnostic Products Corporation (“DPC”) of a fully automated laboratory test incorporating our NMP22 technology that DPC manufactures for use on its automated laboratory analyzers. The increase in the Lab Test Kit sales is due primarily to increased sales in Germany of this automated laboratory test by DPC offset by a decline in distributor sales in markets other than Germany and the US.

     Revenue from sales of non-NMP22 products decreased by $49,000 due to the implementation by regulatory authorities of a new patient fee structure in Germany in the first quarter of 2004 and due to decreased customer demand for the allergy products we distribute and research-use products we manufacture. This decrease was offset by a $37,000 favorable exchange rate impact.

     Alliance and collaboration revenue decreased by $60,000 as the 2003 period included alliance revenue related to special projects undertaken on behalf of Sysmex and reimbursed by them. Those projects were essentially completed during 2003.

     During the third quarter of 2004 we sold approximately $62,000 of the BladderChek Test to distributors for which we did not have sufficient history to estimate returns. Accordingly, this amount is recorded as deferred revenue and is included in the balance at September 30, 2004, and will be recognized as revenue when the distributor reports to us that it has either shipped or disposed of the devices (indicating that the possibility of return is remote).

     Deferred revenue consists of the following:

	Sept 30, 2003	Sept 30, 2004	$ Change	% Change
Collaboration fees	$842,000	$745,000	$(97,000)	(12%)
Deferred product revenue	245,000	365,000	120,000	49%

	$1,087,000	$1,110,000	$23,000	2%

Cost of Product Sales

	Q3 2003	Q3 2004	$ Change	% Change
Product Sales	$1,051,000	$1,875,000	$824,000	78%
Cost of Product Sales	477,000	597,000	120,000	25%

Gross Profit	$574,000	$1,278,000	$704,000	123%

Gross Profit Margin	55%	68%

     The decrease in cost of product sales on a percentage basis and the increase in our gross profit margin is largely the result of (i) higher price per unit in the United States we receive because we are now selling NMP22 products directly rather than through a distributor and (ii) increased sales of higher margin NMP22 products worldwide as a percentage of total sales.

Research and Development and Clinical Expenses

	Q3 2003	Q3 2004	$ Change	% Change
Research and Development, Clinical and Regulatory Expenses	$636,000	$662,000	$26,000	4%

     Research and development, clinical and regulatory expenses increased slightly over the third quarter of 2003. See discussion under “Research and Development”.

Selling, General and Administrative Expenses

	Q3 2003	Q3 2004	$ Change	% Change
Gross Profit	$574,000	$1,278,000	$704,000	123%
Selling, General and Administrative Expenses	1,660,000	2,665,000	1,005,000	61%
SG&A as % of Gross Profit	289%	209%

     Selling, general and administrative expenses increased primarily due to a $617,000 increase in payroll costs resulting from increased headcount, mainly to support direct sales efforts described above, and a $142,000 increase in sales-related marketing expenses. In addition, an increase of $75,000 was incurred for the launch of a new website as well as other corporate communications costs, and there was an unfavorable foreign currency exchange rate impact of $51,000 on non-US selling, general and administrative expenses.

     We believe that a decrease in our SG&A expenses as a percentage of our gross profit from 289% in the third quarter of 2003 to 209% in the third quarter of 2004 is a useful measure of our performance. During the remainder of the year, we expect gross profits to increase more rapidly than sales as our higher margin NMP22 products, including our Lab Test Kit and our BladderChek Test, become a larger percentage of our sales and the lower margin non-NMP22 products decrease as a percentage of sales. We also expect the growth in gross profits to exceed the growth in SG&A expenses, and that SG&A expenses as a percent of our gross profit should continue to decline.

Operating Loss

	Q3 2003	Q3 2004	$ Change	% Change
Operating Loss	$1,602,000	$1,988,000	$386,000	24%

     The operating loss increased primarily due to increased selling, general and administrative expenses discussed above offset by higher gross profit.

Interest Income

	Q3 2003	Q3 2004	$ Change	% Change
Interest Income	$13,000	$24,000	$11,000	85%

     Interest income increased slightly over the third quarter of 2003 due to a higher average cash balance offset by lower interest rates.

Interest Expense

	Q3 2003	Q3 2004	$ Change	% Change
Interest Related to Convertible Debt:
Interest Paid (or to be Paid) in Stock	$94,000	$69,000	$25,000	27%
Non-Cash Charges to Interest Expense	96,000	685,000	589,000	614%

Total	190,000	754,000	564,000	297%
Interest Related to Other Debt:
Interest Paid in Cash	4,000	2,000	(2,000)	(50%)

Total Interest	$194,000	$756,000	$562,000	290%

     Interest expense increased substantially in 2004 because we completed a $5 million private placement of Convertible Debentures in March of 2003 and, subsequent to issuance, have recorded an additional $2.4 million of non-cash charges related to the Convertible Debentures which are being charged to our income statement through March 2006. As of September 30, 2004, approximately $2.6 million of the $4.6 million non-cash charges and deferred financing costs have been amortized and charged as interest expense and the remaining $2.0 million will be amortized using the effective interest rate method over the remaining quarters through March 2006.

     The Convertible Debentures allow the interest and principal to be paid in common stock at a discount to valuation, but only if (i) we are not in default under the terms of the Convertible Debentures, (ii) there is an effective registration statement covering such shares, (iii) our common stock is listed on one of American Stock Exchange, New York Stock Exchange, Nasdaq National Market or Nasdaq SmallCap Market, (iv) we have provided proper notice of our election to make payments in stock and have made payment of all other amounts then due under the Convertible Debentures, (v) the issuance of such shares would not cause the holders to own more than 9.999% of the outstanding shares of our common stock, (vi) no public announcement of a change of control or other reclassification transaction has been made and (vii) we have sufficient authorized but unissued and unreserved shares to satisfy all share issuance obligations under the March 2003 financing. The first, second and third quarter of 2004’s interest payments ($98,000, $89,000 and $69,000, respectively) were made in stock and the monthly principal repayments of $192,000 each commencing in March 2004 (totaling $1,346,000) were made in stock and, unless a default occurs, the remaining payments scheduled for both interest and principal are expected to be made in stock.

     Non-Cash Charges to Interest Expense consisted of:

•	$51,000 of amortized deferred financing costs, which contributed to reducing the original $475,000 balance of deferred financing costs to $164,000 at September 30, 2004;

•	$65,000 of non-cash charges to record the discount to valuation incurred when making the principal and interest repayments in stock rather than cash;

•	$569,000 of amortized debt discount, which contributed to reducing the $4,116,000 of debt discount on our $5,000,000 note to $1,822,000 at September 30, 2004. This debt discount is comprised of the following: the fair value allocated to the warrants issued in conjunction with the convertible debt, the charge to account for the beneficial conversion feature recorded at the date the debt was entered into, and additional charges to account for the beneficial conversion feature recorded in the fourth quarter of 2003 and the first quarter of 2004 as a result of the triggering of the anti-dilution provisions.

     The following table demonstrates the accounting for the Convertible Debentures and related discounts during 2003 and 2004 and the resulting balance at September 30, 2004.

Value of Debentures
Original Value of Debt	$5,000,000
Discounts Recorded in 2003	(2,777,000)
2003 Amortization of Discounts	644,000

Carrying Value of Debt at 12/31/2003	$2,867,000

Discounts Recorded in 2004	(1,339,000)
2004 Amortization of Discounts	1,650,000
Payment in Stock	(1,346,000)

Carrying Value of Debt at 9/30/2004	$1,832,000

     None of the types of activities listed in the above table is expected to affect our cash balances unless we are unable to use our common stock to make principal and interest payments. Using our common stock for the above activities will result in additional dilution. See Factors That May Affect Future Results — “We have substantially increased our indebtedness and may not be able to meet our payment obligation.”

Net Loss

	Q3 2003	Q3 2004	$ Change	% Change
Net Loss	$1,783,000	$2,720,000	$937,000	53%

     The net loss increased primarily due to increased selling, general and administrative expenses and increased interest expense discussed above, offset by the increase in revenues.

Nine Months Ended September 30, 2003 Compared with Nine Months Ended September 30, 2004

Revenues

	Nine Months Ended	Nine Months Ended
	Sept 30, 2003	Sept 30, 2004	$ Change	% Change
Product Sales (net of allowances):
NMP22 BladderChek Test Sales	$879,000	$2,834,000	$1,955,000	222%
NMP22 Lab Test Kit Sales	656,000	679,000	23,000	4%
Other Product Sales	1,420,000	1,380,000	(40,000)	(3%)

Total Product Sales	2,955,000	4,893,000	1,938,000	66%
Alliance & Collaboration Revenue	270,000	158,000	(112,000)	(41%)

Total Revenue	$3,225,000	$5,051,000	$1,826,000	57%

     The increase in revenues from our NMP22 product line is due to a $1,810,000 sales increase, primarily in the U.S. and Europe, and a $168,000 favorable exchange rate impact. BladderChek Test sales accounted for approximately 81% of sales in the NMP22 product line in the first nine months of 2004, compared to 57% for the first nine months of 2003. The BladderChek Test sales growth is the result of the factors described in the three month period above. The increase in Lab Test Kit sales is due to continued sales growth in the US partially offset by a decline in distributor sales in markets other than Germany and the US.

     Revenue from sales of non-NMP22 products decreased by $172,000 due to the factors described in the three month period above. This decrease was offset by a $132,000 favorable exchange rate impact.

     Alliance and collaboration revenue decreased by $112,000 due to the factors described in the three month period above. Those projects were essentially completed during 2003.

     During the first nine months of 2004 we sold approximately $160,000 of the BladderChek Test to distributors for which we did not have sufficient history to estimate returns. Accordingly, this amount is recorded as deferred revenue and is included in the balance at September 30, 2004, and will be recognized as revenue when the distributor reports to us that it has either shipped or disposed of the devices (indicating that the possibility of return is remote). See the deferred revenue chart in the three month period above.

Cost of Product Sales

	Nine Months Ended	Nine Months Ended
	Sept 30, 2003	Sept 30, 2004	$ Change	% Change
Product Sales	$2,955,000	$4,893,000	$1,938,000	66%
Cost of Product Sales	1,549,000	1,782,000	233,000	15%

Gross Profit	$1,406,000	$3,111,000	$1,705,000	121%

Gross Profit Margin	48%	64%

     The decrease in cost of product sales on a percentage basis and the increase in our gross profit margin is largely the result of (i) higher price per unit in the United States we receive because we are now selling NMP22 products directly rather than through a distributor and (ii) increased sales of higher margin NMP22 products worldwide as a percentage of total sales.

Research and Development and Clinical Expenses

	Nine Months Ended	Nine Months Ended
	Sept 30, 2003	Sept 30, 2004	$ Change	% Change
Research and Development, Clinical and Regulatory Expenses	$2,034,000	$2,068,000	$34,000	2%

     Research and development, clinical and regulatory expenses remained essentially constant from the first nine months of 2003. See discussion under “Research and Development”.

Selling, General and Administrative Expenses

	Nine Months Ended	Nine Months Ended
	Sept 30, 2003	Sept 30, 2004	$ Change	% Change
Gross Profit	$1,406,000	$3,111,000	$1,705,000	121%
Selling, General and Administrative Expenses	$4,908,000	$7,717,000	$2,809,000	57%
SG&A as % of Gross Profit	349%	248%

     Selling, general and administrative expenses increased primarily due to a $1,603,000 increase in payroll costs resulting from increased headcount, mainly to support direct sales efforts described above, and a $698,000 increase in sales-related marketing expenses. In addition, there was a $179,000 increase in recruiting costs, a $157,000 increase in costs incurred to comply with the Sarbanes-Oxley legislation, and an unfavorable foreign currency exchange rate impact of $33,000 on non-US selling, general and administrative expenses. These increases were partially offset by a decrease in outside legal expense of $111,000.

     We believe that a decrease in our SG&A expenses as a percentage of our gross profit from 349% in the first nine months of 2003 to 248% in the first nine months of 2004 is a useful measure of our performance. During the remainder of the year, we expect gross profits to increase more rapidly than sales as our higher margin NMP22 products, including our Lab Test Kit and our BladderChek Test, become a larger percentage of our sales and the lower margin non-NMP22 products decrease as a percentage of sales. We also expect the growth in gross profits to exceed the growth in SG&A expenses, and that SG&A expenses as a percent of our gross profit should continue to decline.

Operating Loss

	Nine Months Ended	Nine Months Ended
	Sept 30, 2003	Sept 30, 2004	$ Change	% Change
Operating Loss	$5,266,000	$6,515,000	$1,249,000	24%

     The operating loss increased primarily due to increased selling, general and administrative expenses discussed above offset by higher gross profit.

Interest Income

	Nine Months Ended	Nine Months Ended
	Sept 30, 2003	Sept 30, 2004	$ Change	% Change
Interest Income	$56,000	$73,000	$17,000	30%

     Interest income increased slightly over the first nine months of 2003 due to a higher average cash balance offset by lower interest rates.

Interest Expense

	Nine Months Ended	Nine Months Ended
	Sept 30, 2003	Sept 30, 2004	$ Change	% Change
Interest Related to Convertible Debt:
Interest Paid (or to be Paid) in Stock	$125,000	$256,000	$131,000	105%
Non-Cash Charges to Interest Expense	189,000	1,927,000	1,738,000	920%
Interest Paid in Cash	63,000	—	(63,000)	(100%)

Total	377,000	2,183,000	1,806,000	479%
Interest Related to Other Debt:
Interest Paid in Cash	17,000	8,000	(9,000)	(53%)

Total Interest	$394,000	$2,191,000	$1,797,000	456%

     Interest expense increased substantially in 2004 due to the factors described in the three month period above.

     Non-Cash Charges to Interest Expense consisted of:

•	$166,000 of amortized deferred financing costs, which contributed to reducing the original $475,000 balance of deferred financing costs to $164,000 at September 30, 2004;

•	$111,000 of non-cash charges to record the discount to valuation incurred when making the principal and interest repayment in stock rather than cash;

•	$1,650,000 of amortized debt discount, which contributed to reducing the $4,116,000 of debt discount on our $5,000,000 note to $1,822,000 at September 30, 2004. This debt discount is comprised of the items listed in the three month period above.

Net Loss

	Nine Months Ended	Nine Months Ended
	Sept 30, 2003	Sept 30, 2004	$ Change	% Change
Net Loss	$5,604,000	$8,633,000	$3,029,000	54%

     The net loss increased primarily due to increased selling, general and administrative expenses and increased interest expense discussed above, offset by the increase in revenues.

Liquidity and Capital Resources

     Our operating activities used cash in the first nine months of 2003 and 2004 primarily to fund our Net Losses excluding non-cash charges. The non-cash charges are due to amortization of debt discount and deferred charges related to our convertible debt.

Summary Cash Flow

	Nine Months Ended	Nine Months Ended
	Sept 30, 2003	Sept 30, 2004
Net Loss	$(5,604,000)	$(8,633,000)
Non-cash Charges	509,000	2,398,000
Changes in Assets and Liabilities	(46,000)	278,000

Net Operating Uses	(5,141,000)	(5,957,000)
Net Investment Uses	(158,000)	(163,000)
Net Financing Sources	4,453,000	5,651,000
Foreign exchange effect	88,000	(13,000)

Change in cash and cash equivalents	$(758,000)	$(482,000)

     To the extent our direct sales represent a larger percentage of total sales, U.S. accounts receivable will have different characteristics in the future because they will represent receivables from physicians rather than from distributors. While we do not have enough data to be certain, we expect that the Days Sales Outstanding (“DSO”) may increase due to this trend. As of the quarter ended September 30, 2004, DSO was approximately 39 days versus approximately 43 days for the comparable period of 2003. With more regular and smaller shipments to individual physicians, we will be exposed to a greater volume of transactions in the future which we expect to improve our concentration of credit risk but this benefit may be offset by an extended collection cycle.

     We have incurred losses from operations since our inception. We have financed our operations primarily through private and public offerings of our equity securities, through funded development and marketing agreements and through product sales. Of our $88 million accumulated deficit, essentially all was financed with various equity-related securities. At September 30, 2004, we had cash and cash equivalents of $7,036,000 and working capital of $5,144,000. Based on our current rate of cash utilization, our cash at September 30, 2004 is expected to fund operations through at least June 2005 provided we pay interest and principal on our Convertible Debenture in stock.

     The primary source of the additional capital we raised in 2002, 2003 and 2004 has been equity and convertible debt, and we expect that equity-related instruments will continue to be our principal source of additional capital. After 2004, we will likely need to raise additional capital through third party financing of debt or equity in order to fund our operations. We will continue to seek to raise additional capital and will consider various financing alternatives, including equity or debt financings convertible into equity and corporate partnering arrangements. We do not expect to raise significant debt capital over the next two years because our Convertible Debenture has a prohibition against any debt having a ranking senior to the Convertible Debenture. Since we are obliged to retire the Convertible Debenture over the next 18 months and are permitted to do so with common stock under certain circumstances, this constraint on our financing choices should be removed by the end of the first quarter of 2006. While we have been successful in raising adequate equity capital to fund our operations, numerous factors could adversely affect our ability to do so in the future and could affect the our operations adversely. See Factors That May Affect Future Results — “We will need to obtain additional capital in the future and if we are unable to obtain such capital on acceptable terms, or at the appropriate time, we may not be able to continue our existing operations.”

     Any future equity financings will dilute the ownership interest of our existing investors and may have an adverse impact on the price of our common stock. As of September 30, 2004, our fully diluted “as if converted” capital structure was as follows:

Common stock outstanding	42,406,000
Stock reserved for converting debentures	2,420,000
Stock reserved for warrant exercises	4,565,000
Stock reserved for outstanding stock options	2,614,000
Stock reserved for employee stock purchase plan issuances	212,000
Stock reserved for existing stock option and incentive plans	1,984,000

Total	54,201,000

     The above table does not include shares we may use for payment of interest on our Convertible Debenture or the extra shares which may be required if we redeem the debenture rather than the holder converting it. We plan to use our common stock to pay such interest and to redeem the debenture if it is not converted, and such use of our common stock will result in further dilution, particularly if our share price declines significantly. The above chart also does not include any additional shares we may be required to issue if we engage in a financing transaction which is deemed to be an anti-dilutive issuance under the terms of our Convertible Debenture or other future financings. In the event we have an anti-dilutive issuance, we may not be permitted to make payments of interest or principal on our Convertible Debenture in which case we will require additional financing.

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

  Financings

     On March 19, 2004, we completed a private placement of 4,858,887 shares of our common stock at a price of $1.35 and warrants to purchase 1,214,725 shares of our common stock at a price of $2.00 per share for an aggregate consideration of $6,559,500 (before cash commissions and expenses of approximately $713,000). In addition we issued warrants to various placement agents for a total of 434,475 shares at an exercise price of $2.00 per share. The warrants issued as part of this private placement are exercisable until March 19, 2009. This sale has also been deemed to be a dilutive issuance under the terms of the Convertible Debentures and our March 2003 Warrants. As a result, the Convertible Debentures became convertible into 3,183,902 shares of our common stock at a price of $1.51 per share, representing an increase of 612,944 shares from the conversion terms of the debenture immediately prior to the transaction. The Convertible Debentures were convertible on September 30, 2004 into 2,419,764 shares of our common stock at a price of $1.51 per share. The March 2003 Warrants are exercisable to purchase shares of our common stock at a price of $1.35 per share. We calculated an additional beneficial conversion charge totaling approximately $1,339,000 which was recorded as an additional debt discount in the first quarter of 2004 and will be amortized over the remaining life of the debt.

     We have no material capital expenditure commitments.

Contractual Obligations

     In August 2004, we entered into a sublicense agreement with Abbott Laboratories, effective as of April 1, 2004, to license certain United States and foreign patent rights covering our BladderChek Test point of care product. Pursuant to this sublicense agreement, we have made an initial payment and have committed to making further payments on account of our past and future sales of point of care products.

     In April 2001, we entered into a letter agreement with Unotech Diagnostics, Inc., pursuant to which that company is currently our sole source supplier for certain components and processes for our BladderChek Test, the sales of which now account for more than 50% of our revenues.

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

Research and Development

     We are engaged in the research, production and marketing of cancer diagnostic products. All of our research and development expenditures, whether conducted by our own staff or by external scientists on our behalf and at our expense, are recorded as expenses as incurred and amounted to approximately $44.8 million for the period since our inception in October of 1987 through September 30, 2004. Research and development expenses include the salaries and related overhead of our research personnel, laboratory supplies, payments to third parties to help us execute clinical trials, depreciation of research related equipment, legal expenses related to filing and prosecuting patents, other direct expenses and an allocation of our occupancy and related expenses based on the square footage occupied by our research and development staff and their laboratories.

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

          Development Programs

     The table below summarizes our development programs, including stage of development and current FDA status.

Clinical
Program	Technology Format	Application	Stage of Development	FDA Status
NMP22 Bladder	Lab Test Kit	Monitoring	Commercialized	Approved
NMP22 Bladder	Lab Test Kit	Diagnosis	Commercialized	Approved
NMP22 Bladder	Point Of Care Test	Monitoring	Commercialized	Cleared
NMP22 Bladder	Point Of Care Test	Diagnosis	Commercialized	Approved
NMP179 Cervical	Non-Slide-Based Cellular	Screening	Licensee Sysmex is	*
	Analysis System		conducting further
product development
NMP66 Breast	Proprietary Laboratory Procedure	Not Determined	Development Agreement	**
with Mitsubishi
Kagaku Iatron, Inc.
NMP66 Breast	Lab Test Kit	Not Determined	Research & Development	*
NMP66 Breast	Point Of Care Test	Not Determined	Research & Development	*
NMP48 Prostate	Proprietary Laboratory Procedure	Not Determined	Research & Development	**
NMP48 Prostate	Lab Test Kit	Not Determined	Research & Development	*
NMP48 Prostate	Point Of Care Test	Not Determined	Research & Development	*
NMP35 Colon	All	Not Determined	Inactive	** *

*	If submitted for a screening or diagnosis application, FDA will likely require Premarket Approval (“PMA”). If submitted as a monitoring test, FDA may only require Premarket Clearance (“510(k)”).

**	If offered (as intended) as a service, an FDA submission may not be required. If the service includes a reagent such as an antibody provided by a party other than the laboratory conducting the test, the FDA will likely require an Analyte Specific Reagent notification at a minimum.

     In May 2004, Sysmex Corporation announced the commencement of preclinical trials of a non-slide-based cellular analysis system incorporating our NMP179 technology. If Sysmex’s preclinical and anticipated clinical trials are successful, it is Sysmex’s goal to make this technology commercially available in the U.S. in 2006. It is our goal to begin clinical trials in 2004 using our NMP66 technology.

     Spending on Research and Development Projects. Total research and development spending in the third quarter of 2004 was approximately $662,000. We expect research and development expenditures to be less than $3 million in 2004 and less than $ 4.5 million in 2005 and to be devoted to our various programs as discussed below.

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

     Breast and Prostate Cancer. Over the next two years, research and development funds will be spent principally to develop both products and services for breast and prostate cancer, to improve the controls, reproducibility and costs of our mass spectrometry technology and to further develop our ligand binding based technology for Lab Test Kits and Point Of Care Tests. Development of NMP66 products and services for breast cancer has received greater emphasis in 2004 than development of products and services for our NMP48 technology.

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

     We have incurred operating losses since we began operations in 1987. These losses have resulted principally from costs incurred in research and development and from selling, general and administrative costs associated with our market development and selling efforts. Our accumulated deficit from inception through September 30, 2004 is approximately $88 million. Our product sales and net losses for each of the past three fiscal years and the first nine months of 2004 have been:

	Nine Months Ended	Year Ended	Year Ended	Year Ended
	Sept 30, 2004	Dec 31, 2003	Dec 31, 2002	Dec 31, 2001
Product Sales	$4,893,000	$4,018,000	$3,094,000	$2,341,000
Net Losses	$8,633,000	$7,878,000	$8,278,000	$8,731,000

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

     We do not currently generate revenues sufficient to operate our business and do not believe we will do so in the foreseeable future. In our quarter ended September 30, 2004, we had a net loss of $2.7 million, and as of September 30, 2004, we only had $7 million of cash and cash equivalents. As a result, we must rely on our ability to raise capital from outside sources in order to continue operations in the short-term and long-term. In March 2003 we completed a sale of Convertible Debentures and accompanying warrants, in October and November 2003 we completed a sale of common stock and accompanying warrants, and in March 2004 we completed a sale of common stock and accompanying warrants. We will continue to seek to raise additional capital through various financing alternatives, including equity or debt financings and corporate partnering arrangements. However, we may not be able to raise needed capital on terms that are acceptable to us, or at all.

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

     As a result of the 2003 sale of Convertible Debentures, we substantially increased our indebtedness from approximately $475,000 at the end of 2002 to $1.8 million at September 30, 2004. The fair value of the Convertible Debentures at September 30, 2004 as estimated by management is approximately $3.3 million. The $1.8 million carrying value in the Company’s financial statements at September 30, 2004 reflects discounts related to beneficial conversion charges calculated in accordance with EITF Issue No. 00-27.

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

     Matritech GmbH, our European subsidiary, accounted for approximately 58% of our product sales for the third quarter of 2004. Accounts of our European subsidiary are maintained in Euros and are translated into U.S. Dollars. To the extent that foreign currency exchange rates fluctuate in the future, we may be exposed to significant financial variability, both favorable and unfavorable. During the third quarter of 2004, exchange rate fluctuations were favorable compared to the same quarter last year as indicated in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” However, rate changes in the future may lead to unfavorable results.

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

     Our cash requirements have significantly increased to support a larger employee sales force, to pay for order processing, shipping and collection costs normally borne by distributors, to finance the accounts receivable from physician practices that likely will be collected over a longer cycle, and distribution arrangements for sale of our BladderChek Test are not well-established.

     Since November, 2003 we have had the responsibility for sales of BladderChek Tests to urologists in the U.S., including invoicing and collecting the revenue from sales. We have increased our sales and marketing expenditures and added order processing, shipping and collection resources to perform functions which have in the past been performed by our U.S. distributor. We have limited experience in performing these functions in the United States to support sales directly to physicians, and the time and cost to develop these resources combined with the risk that they may not function effectively increases the risk that the rate of sales growth for our BladderChek Test will slow.

     Sales of products directly to physicians may result in larger accounts receivable and longer collection cycles than sales to distributors and increases the risk that accounts receivable will not be collected. Carrying larger accounts receivable balances and assuming greater collection risk may also increase our financing requirements.

     We rely primarily on distributors to market BladderChek Tests in territories other than the U.S. and Germany, but our history with our distributors is limited and we do not know whether they will achieve substantial sales levels of our products. The failure of our distributors to successfully market our products in territories other than the U.S. and Germany could have significant adverse effects on our future revenues.

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

     We expect that our Lab Test Kits and our Point Of Care Tests will compete with existing FDA-approved tests, such as tests known as BTA and UroVysion bladder cancer tests, which have been approved for monitoring bladder cancer and may become approved for diagnosis of bladder cancer; a test known as CEA, which is used primarily for monitoring colorectal and breast cancers; a test known as CA19.9, which is used primarily for monitoring colorectal and gastric cancers; a test known as PSA, which is used primarily for monitoring and screening prostate cancer; tests known as TRUQUANT® BR RIA, CA15.3 and CA27.29, which are used for monitoring breast cancer; and cervical specimen collection and analysis systems known as ThinPrep® (Cytyc) and SurePath (TriPath Imaging). We are also aware of a number of companies that have announced that they are engaged in developing cancer diagnostic products based upon oncogene technology. Our diagnostic products will also compete with more invasive or expensive procedures such as minimally invasive surgery, bone scans, magnetic resonance imaging and other in vivo imaging techniques. In addition, other companies may introduce competing diagnostic products based on alternative technologies that may adversely affect our competitive position. As a result, our products may become less competitive, obsolete or non-competitive.

     Healthcare reform measures, third-party reimbursement policies and physician or hospital preferences could limit the per-product revenues for our products in certain territories and make it uneconomical to sell or distribute them.

     Our ability to successfully convert market opportunities into significant sales for our products depends in part on the extent to which adequate reimbursement for the services based on our products will be available from government healthcare reimbursement authorities (such as Medicare in the United States), private health insurers and other third-party payors. In most countries, no reimbursement of any medical device (or a service based on a medical device) is typically provided by any insurance carrier, whether public or private, if the device or service has not received approval for clinical use from that nation’s healthcare product regulatory authorities (such as the FDA in the United States). Even if the use of a device or the performance of a service has been previously approved for reimbursement, some insurance carriers and healthcare plans may decide not to continue to reimburse it at all, not to continue to reimburse it for certain medical applications and/or to decrease the reimbursement amount. If we develop a Proprietary Laboratory Procedure for the US market that does not require FDA approval, we do not expect third-party reimbursement until we obtain FDA approval for a product which generates similar clinical data.

     Even if we obtain FDA approval for a product in the US, there is no assurance that we will receive similar approvals from national healthcare product regulatory authorities in other countries. If we obtain such approvals in other countries, reimbursement levels could be so low that it would put pressure on us to reduce our prices. Such low reimbursement would make our products much less profitable and, in the extreme, could make it uneconomical for us and/or our distributor to sell the product at all in those countries. If such a low reimbursement were to occur in the United States or in Germany, it could substantially reduce our revenues and increase our losses. On the other hand, reimbursement approval, if provided in a lower but adequate amount, could potentially broaden the number of patients who could afford the product or service. We believe this has occurred in the United States as reimbursement has been obtained in most states. We expect that reimbursement approval will be obtained in some other countries where our products are sold, but do not believe reimbursement rates in all countries will be as favorable as in the US. Reimbursement approval for the BladderChek Test has not yet occurred in the principal countries of Asia and Europe, including Germany, where the BladderChek Tests are being sold or are in the regulatory process to secure approval from national product regulatory authorities.

     Healthcare reform is an area of continuing attention and a priority of many governmental officials. In the United States, Medicare has frozen reimbursement for clinical laboratory tests at 2003 levels and future changes could impose limitations on the prices we will be able to charge for our products or the amount of reimbursement available for our products from governmental agencies or third-party payors. While we cannot predict whether any legislative or regulatory proposals will be adopted or the effect that such proposals could have on our business, the announcement or adoption of such proposals could reduce the profitability of our business and as a result could have a negative effect on our stock price because of investor reactions.

     The preferences of physicians, hospitals, clinics and other customers may also limit our per-product revenue because their profit expectations when purchasing our product may influence their use and ordering behavior. Physicians have developed an expectation for generating profits when they purchase devices for use at their practice. To the extent that we are unable to price our products to achieve physician profit expectations, sales of our devices may suffer.

     We and our distributors are subject to extensive government regulation which adds to the cost and complexity of our business, may result in unexpected delays and difficulties, may impose severe penalties for violations and may prevent the ultimate sale or distribution of our products in certain countries.

     The FDA and many foreign governments stringently regulate the medical devices that we manufacture and that we and our distributors market to physicians or other customers. The FDA regulates the clinical testing, manufacture, labeling, distribution and promotion of medical devices in the United States and agencies in the European Union, Japan and other countries where we sell our products each have their own regulations. If our products do not receive appropriate approvals from medical device regulatory authorities in any country, we can not sell our products in that country, either on our own or through any distributor.

     Any products that we or our suppliers manufacture or distribute in accordance with FDA approvals are subject to stringent regulation by the FDA, including:

•	keeping records and reporting adverse experiences with the use of the devices we make and distribute;

•	registering our establishments and listing our devices with the FDA. Manufacturing establishments are subject to periodic inspections by the FDA and certain state agencies; and

•	requiring our products to be manufactured in accordance with complex regulations known as Quality System Regulations which include procedural and documentation requirements for our manufacturing and quality assurance activities.

     If we fail to comply with any FDA requirement, we may face a number of costly and/or time consuming enforcement actions, including:

•	fines;

•	injunctions;

•	civil penalties;

•	recall or seizure of products;

•	total or partial suspension of production;

•	delay or refusal of the agency to grant premarket clearance or premarket approval for other devices in our development pipeline;

•	withdrawal of marketing approvals; and

•	criminal prosecution.

     The FDA and foreign governmental agencies have the authority to request the repair, replacement or refund of the cost of any device that we manufacture or distribute if it is faulty. Failure to comply with medical device and quality regulations in countries outside the United States where we sell our products can result in fines, penalties, seizure or return of products and the inability to sell the product in those countries either on our own or through our distributors.

     Labeling and promotional activities are subject to scrutiny in the United States by the FDA and, in certain instances, by the Federal Trade Commission, and by regulatory bodies in most countries outside the United States where we sell products. For example, our Lab Test Kit has received FDA approval and may be promoted by us only as an aid in the management of patients with bladder cancer or as a diagnostic aid for use for previously undiagnosed individuals who have symptoms of or are at risk for bladder cancer. The FDA actively enforces regulations prohibiting the promotion of devices for unapproved uses and the promotion of devices for which premarket approval has not been obtained. Consequently, for example, we cannot promote the Lab Test Kit or the BladderChek Test for any unapproved use.

     In addition to federal regulations regarding manufacture and promotion of medical devices, we are also subject to a number of state laws and regulations which may hinder our ability to market our products in those states or localities. Manufacturers in general are also subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control, and disposal of hazardous or potentially hazardous substances. We may be required to incur significant costs to comply with these laws and regulations in the future, which could increase future losses or reduce future profitability.

     We have no demonstrated success in developing cellular analysis systems and any future success in this area will be highly dependent upon Sysmex.

     We believe the future success of our business will also depend, in part, upon Sysmex Corporation developing a satisfactory Cellular Analysis System to be used to measure clinically useful cervical disease proteins. Even if Sysmex completes its product development efforts to its satisfaction, it is expected to face significant obstacles (including but not limited to those set forth in “Factors That May Affect Future Results – Successful technical development of our products does not guarantee successful commercialization.”) in developing a system which will be approved by the FDA and selling such systems to cervical cancer testing laboratories at a satisfactory price. Our success in cervical disease Cellular Analysis Systems is almost completely dependent on the success of Sysmex in utilizing our technology and on its ability to educate physicians, patients, insurers and its distributors about the medical utility of the new products. Even if Sysmex successfully educates the market, competing products may prevent Sysmex from gaining wide market acceptance of its products.

     Our inability to develop and commercialize additional products may adversely affect our ability to achieve profitability.

     We believe that our ability to achieve profitability in the future is greatly dependent on producing additional revenue-generating products. Other than the NMP22 products and allergy and other diagnostic products distributed by our European subsidiary, none of our products is close enough to commercialization to be expected to generate revenue in the foreseeable future, if at all. If we are unable to successfully develop and commercialize other products, the future prospects for our business, sales and profits will be materially impaired. In addition, if we are unable to develop and commercialize additional products and diversify our revenue streams, greater pressure will be placed on the performance of existing products and our business success will be directly related to success or failure of these few products.

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

     We believe the future success of our business will depend not only on the successful commercialization of our Lab Test Kits and BladderChek Tests, but also in part upon developing a service business based on Proprietary Laboratory Procedures which will be custom designed to the instrumentation and techniques of a specific clinical laboratory to measure clinically useful proteins. We are currently working on development of such Proprietary Laboratory Procedures using our technologies for breast cancer, but we have no demonstrated success in this area. In addition, because we expect that use of our Proprietary Laboratory Procedures will likely be confined to a limited number of licensed clinical laboratories who would be expected to invest in the development and marketing of a lab testing service specific to their equipment, processes and personnel, the success of these procedures will be dependent upon acceptance by the applicable laboratories. Although we may complete our product development efforts to our satisfaction, we may not obtain the agreement and approval from our clinical lab partner that the technology works adequately in their laboratory environment or that it has the medical performance and information value that they originally expected. Because Proprietary Laboratory Procedures utilize technologies which are, by their nature, more operator-dependent than the technologies involved in products such as Lab Test Kits and BladderChek Tests, the risks regarding successful commercial acceptance are increased in this area.

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

     We currently manufacture our Lab Test Kits and package our BladderChek Tests in our Newton facility but we rely on subcontractors for certain components and processes for each of these products. We do not currently have alternative suppliers for certain key components and processes which are provided by some subcontractors. If the units or components from these suppliers or the services of these assemblers should become unavailable for any reason, including their failure to comply with FDA regulations, we would need to seek alternative sources of supply or assembly. In order to maintain the FDA acceptance of our manufacturing process, we would have to demonstrate to the FDA that these alternative sources of supply are equivalent to our current sources. Although we attempt to maintain an adequate level of inventory to provide for these and other contingencies, if our manufacturing processes are disrupted because key components are unavailable, because new components must be revalidated or because an assembler fails to meet our requirements, we may be forced to modify our products to enable another subcontractor to meet our sales requirements or we may be required to cease production of such products altogether until we are able to establish an adequate replacement supplier. Disruptive changes such as these may make us unable to meet our sales commitments to customers. Our failure or delay in meeting our sales commitments could cause sales to decrease and market share to be lost permanently, and could result in significant expenses to obtain alternative sources of supply or assembly with the necessary facilities and know-how.

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

     During 2003, we received reports from customers that one of the products we sell through our German subsidiary failed to perform correctly and provided false readings on patients’ conditions. We believe the product performance problems are being addressed by the manufacturer of the products and that the manufacturer will accept responsibility for defective products. We have not sought an alternate source of supply for this product line, but we have seen decreased customer demand for these products during the first nine months of 2004 compared to the first nine months of 2003. Our revenues, profits and market share for these products may be further adversely affected, and we may face product liability and other claims if the manufacturer fails to satisfactorily address all issues raised by our customers and the patients affected.

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

     We may need to stop selling our BladderChek Tests if we cannot obtain a license or a waiver to use the test strip technology.

     Our BladderChek Test uses test strips composed of an absorbent material that will soak up urine from a small reservoir at one end of the container housing the test strip and expose the urine to chemicals and antibodies arranged on the surface of or imbedded in the test strip. After a short period of time and after a reaction with our proprietary antibodies, a test result will appear in a window located on the container housing the test strip. The manufacture, use, sale, or import of point-of-care products which include this test strip technology in certain jurisdictions will require us to obtain patent licenses. We are currently selling BladderChek Tests and are attempting to obtain appropriate licenses or waivers. In August, 2004, we entered into a license agreement, effective as of April 1, 2004, with one holder of patent rights, Abbott Laboratories, and we are continuing to explore other licensing arrangements covering our BladderChek Tests. If we are unable to obtain patent licenses to permit us to make, use, sell, or import such products in the United States or in certain other jurisdictions, we will have to stop selling our BladderChek Tests until the expiration of the relevant patents or until we are able to arrive at a design solution that uses a different technology. In addition, we may also be subject to litigation that seeks a percentage of the revenues we have received from the sale of our BladderChek Tests. We have accrued estimated royalties on sales of the BladderChek Test based on our estimates of customary royalty rates but have received no assurances that such accruals will be adequate to pay any royalties due if and when we complete all required licensing agreements.

     If we lose or are unable to recruit and retain key management, scientific and sales personnel, we may be unable to achieve our objectives in a timely fashion.

     We need to attract and retain highly qualified scientific, sales and management personnel. We have at any given time only about 70 employees. The loss of multiple members of our key personnel, such as our scientists or our field sales force, at the same time or within close proximity of each other, or the failure to recruit the necessary additional personnel when needed with specific qualifications and on acceptable terms might harm our research and development efforts and/or our direct-to-the-urologist marketing strategy. We face intense competition for qualified personnel from other companies, research and academic institutions, government entities and other organizations.

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

     The market price of our common stock has historically been, and we expect it to continue to be, volatile. This price has ranged between $1.00 and $2.48 in the fifty-two week period ended September 30, 2004. The stock market has from time to time experienced extreme price and volume fluctuations, particularly in the biotechnology sector, which have often been unrelated to the operating performance of particular companies. Factors such as announcements of technological innovations or new products by our competitors or disappointing results by third parties, as well as market conditions in our industry, may significantly influence the market price of our common stock. For example, in the past our stock price has been affected by announcements of clinical trial results and technical breakthroughs at other biotechnology companies. Our stock price has also been affected by our own public announcements regarding such things as quarterly earnings, regulatory agency actions and corporate partnerships. Consequently, events both within and beyond our control may cause shares of our stock to lose their value rapidly.

     In addition, sales of a substantial number of shares of our common stock by stockholders could adversely affect the market price of our shares. In the third quarter of 2004, our shares had an average daily trading volume of only approximately 54,000 shares. In connection with our March 2004 private placement of common stock and accompanying warrants, we filed a resale registration statement covering up to 7,121,031 shares for the benefit of our investors. In 2003, we filed resale registration statements covering up to 5,371,332 shares for the benefit of our investors in connection with the sale of Convertible Debentures and accompanying warrants and an additional approximately 5,419,000 shares for the benefit of our investors in a private placement of common stock and accompanying warrants. We have also filed resale registration statements in connection with previous private placements. The actual or anticipated resale by such investors under these registration statements may depress the market price of our common stock. Bulk sales of shares of our common stock in a short period of time could also cause the market price for our shares to decline.

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

     In addition, the terms of the Convertible Debentures provide for anti-dilution adjustments. On October 15, 2003 and on November 6, 2003 we completed a sale of 3,893,295 shares of our common stock and warrants to purchase 1,362,651 shares of our common stock at a price of $2.45 per share for an aggregate consideration of $6,501,801 (before cash expenses of approximately $855,000). This sale was deemed to be a dilutive issuance under the terms of the Convertible Debentures and our March 2003 Warrants. On March 19, 2004 we completed a sale of 4,858,887 shares of our common stock and warrants to purchase 1,214,725 shares of our common stock at a price of $2.00 per share for an aggregate consideration of $6,559,500 (before cash expenses of approximately $713,000). This sale has also been deemed to be a dilutive issuance under the terms of the Convertible Debentures and our March 2003 Warrants. As a result, the Convertible Debentures became convertible into 3,183,902 shares of our common stock at a price of $1.51 per share, representing an increase of 612,944 shares from the conversion terms of the debenture immediately prior to the transaction. The Convertible Debentures were convertible on September 30, 2004 into 2,419,764 shares of our common stock at a price of $1.51 per share. The March 2003 Warrants are exercisable to purchase shares of our common stock at a price of $1.35 per share.

     If we do a future financing at a price less than $1.35 per common share (the “New Base Price”), the conversion rate of the Convertible Debentures will be adjusted down to 112% of the New Base Price and additional shares of our common stock would be issuable upon such conversion. The terms of the March 2003 Warrants also provide for anti-dilution protection, so that the exercise price for such warrants would be adjusted down to the New Base Price in the event of a dilutive financing, or on a weighted-average basis if there are no longer any Convertible Debentures outstanding. The issuance of additional shares upon conversion of the Convertible Debentures would result in further dilution of the ownership interest of our other existing investors, and a decrease in the warrant exercise price may cause a decline in our stock price.

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

     We invest our cash in securities classified as cash and cash equivalents. At September 30, 2004, these securities totaled $7 million and included money market accounts. Changes in interest rates affect the investment income we earn on our investments and, therefore, impact our cash flows and results of operations. A hypothetical 50 basis point decrease in interest rates would result in a decrease in annual interest income and a corresponding increase in net loss of approximately $27,000 for the nine months ended September 30, 2004.

     Foreign Exchange. The financial statements of Matritech GmbH are translated in accordance with SFAS No. 52, Foreign Currency Translation. The functional currency of our foreign subsidiary is the local currency (Euro), and accordingly, all assets and liabilities of the foreign subsidiary are translated using the exchange rate at the balance sheet date except for intercompany receivables which are of long-term-investment nature, and capital accounts which are translated at historical rates. Revenues and expenses are translated monthly at the average rate for the month. Adjustments resulting from the translation from the financial statements of the Matritech GmbH into U.S. Dollars are excluded from the determination of net income and are accumulated in a separate component of stockholders’ equity. Foreign currency transaction gains and losses are reported in the accompanying consolidated statements of operations and are immaterial to the results of operations. We had sales denominated in foreign currency of approximately $1,088,000 and $3,077,000, respectively, for the three month and nine month periods ended September 30, 2004 as compared to sales denominated in foreign currency of approximately $722,000 and $2,212,000, respectively, for the three month and nine month periods ended September 30, 2003.

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

PART II. OTHER INFORMATION

Item 6. Exhibits.

Exhibits:

10.1††	Sublicense Agreement executed in August 2004 by and between the Company and Abbott Laboratories.

10.2††	Letter Agreement regarding Contract Manufacturing Arrangement between the Company and Unotech Diagnostics, Inc. executed in April 2001.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

††	Confidential Treatment has been requested as to omitted portions pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended. A complete copy of this agreement is being filed separately with the SEC.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MATRITECH, INC.
Date: November 3, 2004	By:	/s/ Stephen D. Chubb
Stephen D. Chubb
Director, Chairman and Chief Executive Officer (principal executive officer)

Date: November 3, 2004	By:	/s/ Richard A. Sandberg
Richard A. Sandberg
Director, Vice President, Chief Financial Officer and Treasurer (principal accounting and financial officer)

EXHIBIT INDEX

Exhibit No:	Description
10.1††	Sublicense Agreement executed in August 2004 by and between the Company and Abbott Laboratories.

10.2††	Letter Agreement regarding Contract Manufacturing Arrangement between the Company and Unotech Diagnostics, Inc. executed in April 2001.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

††	Confidential Treatment has been requested as to omitted portions pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended. A complete copy of this agreement is being filed separately with the SEC.