Form 10-K
period 2004-12-31
MATRITECH INC/DE/
filed 2005-03-14
CIK 884847

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .
Commission File Number 0-12128
MATRITECH, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	04-2985132
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

330 Nevada Street Newton, Massachusetts	02460 (Zip Code)
(Address of Principal Executive Offices)
Registrant’s telephone number, including area code:
(617) 928-0820
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $.01 Par Value	American Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None
      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☐          No ☑
      Aggregate market value, as of June 30, 2004 of Common Stock held by non-affiliates of the registrant: $53,447,306 based on the last reported sale price on the NASDAQ SmallCap Market.
      Number of shares of Common Stock outstanding on March 2, 2005: 43,718,512

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
      We currently manufacture products for detecting bladder cancer utilizing our NMP22(1) technology and sell them through our own direct sales forces in the United States and Germany and through distributors in other countries. In Europe we also sell diagnostic products manufactured by Hitachi and others to laboratories and physicians, principally in Germany. Sysmex Corporation (“Sysmex”), a leading manufacturer of automated laboratory instruments based in Kobe, Japan, has licensed our NMP179 technology for detecting cervical cancer and is proceeding to develop a cellular analysis system to detect cervical cancer and other cervical cell abnormalities. For a number of years, we have been engaged in ongoing research and development work, at Matritech and through collaborations with others, to develop technologies for the detection of cancer of the breast, prostate and colon.
      Matritech, Inc. was incorporated in Delaware in October 1987. Our headquarters are located at 330 Nevada Street, Newton, Massachusetts 02460, and our telephone number is (617) 928-0820.
Cancer Diagnostic Market
      The principal role of any diagnostic product is to generate information that physicians or patients find useful in managing a patient’s health. Whether testing urine, blood, tissue or the entire body, the output of a diagnostic product or procedure is information that may help in making a diagnosis or in guiding therapeutic choices. The products of our own research and development are intended to help physicians and patients detect cancer at an early stage when treatment options may be greater and/or more successful and treatment costs may be lower.
      The size of the cancer diagnostic market can be measured at two different levels: the patient or insurer payments for test results generated by diagnostic products (the “Service Market”) and the payments made for the diagnostic products themselves (the “Product Market”). Generally laboratories and physicians performing tests in their offices receive patient or insurer payments in the Service Market and buy the products needed to perform these tests. In the United States, we estimate that the current size of the Service Market for urine and blood testing for bladder, prostate, and colon cancer exceeds $1.5 billion per year, the Service Market for breast cancer mammograms exceeds $2 billion per year and the Service Market for cervical cancer testing exceeds $1.5 billion per year. We also believe that the Service Market for these tests in the rest of the world is roughly equal to that of the United States. For any given testing

      (1) NMP22®, NMP179®, BladderChek® and Matritech® are registered trademarks and NMP35tm, NMP48tm and NMP66tm are trademarks of Matritech, Inc. All other trademarks, service marks or trade names used in this report are the property of their respective owners.

service, cancer testing products used to perform the service can comprise as little as 10% to more than 50% of the patient payment or insurer reimbursement for such service. As a result, we estimate that the worldwide potential product market for blood, urine and cervical cellular testing for bladder, cervical, breast, prostate and colon cancer testing could exceed $1 billion.
Cancer Diagnostic Product Development
      Our diagnostic product development program seeks to identify technologies which can be offered as a product or service to deliver medically useful information to physicians. Two important variables influence our technology development for the marketplace — first, the different ways that our technology can be formatted or configured to generate medical information and second, the types of information provided and medical indications targeted by our tests.
Technology Packaging — the Approach to Generating Medical Information
      Our current technologies have been formatted in three different “product” forms to generate useful medical information: Lab Test Kits, Point Of Care Tests and Cellular Analysis Systems. We anticipated that our principal “service” format would be to create a Proprietary Laboratory Procedure implemented jointly with a well established clinical laboratory.
      Each “product” or “service” format for our technology provides testing technology at a modest cost which can be used on blood, urine or other specimens obtained with minimal invasion into the body. These tests are generally less expensive and involve less patient discomfort than the more invasive procedures for detecting and managing cancer, such as biopsy, surgery, bone scans and other in vivo imaging procedures. As discussed below, each test format uses our technology in a number of different ways to generate useful information.

Product Formats
      Point Of Care Tests, such as our NMP22 BladderChek Test for bladder cancer, are generally sold for use in a physician’s office by medical personnel who are not required to be licensed to perform laboratory tests. Point Of Care Tests are similar to the qualitative urine-based pregnancy test devices and the blood-based glucose test strips sold in pharmacies, but ours are sold for use only pursuant to a physician’s order. Sales of these devices receive our greatest attention because they generate the highest revenue per test for us, they are sold directly to the physician and they enable the physician to earn money each time he performs the test.
      Lab Test Kits, such as our NMP22 Lab Test Kit, are generally sold for use in appropriately licensed clinical laboratories or doctor’s office laboratories to perform lab testing services. These laboratories perform a service, only upon a treating physician’s request, using our products to test patient specimens. After testing, the laboratory provides test results from the Lab Test Kit in a written report. Until 2003 the principal product format for delivering our technology was the Lab Test Kit. Our revenue per test for Lab Test Kits is less than for our Point Of Care Tests but the laboratory using our product reaches treating physicians who are required or prefer to send their specimens to an outside lab facility.
      Cellular Analysis Systems, such as the cervical cancer system under development by Sysmex Corporation, employ our technologies to identify markers such as the NMP179 protein in cells. We expect the Sysmex system will utilize imaging analysis techniques to verify abnormal cells by examining thousands of cells in a short period of time (“flow cytometry”) and will include NMP179 technology to detect abnormal cell proteins indicating the presence of cancerous or precancerous conditions. If aberrations from normal are found, the cells will be further examined visually by a pathologist to make the actual diagnosis of disease. Systems like these rely on our reagents as a critical component to enhance instrument performance. If Sysmex is successful in commercializing its system, we will receive a royalty on the NMP179 reagents they sell to users of their systems.

Service Format
      Proprietary Laboratory Procedures, which would be limited to introductions of our breast cancer and prostate cancer technologies, are laboratory analytical procedures which are custom designed to the instrumentation and techniques of a specific clinical laboratory to measure clinically useful proteins. Proprietary Laboratory Procedures are likely to be confined to a limited number of licensed clinical laboratories which would be expected to invest in the development and marketing of a lab testing service specific to their equipment, processes and personnel. If such a procedure were developed in compliance with appropriate regulations, it may not require FDA approval prior to launch. Proprietary Laboratory Procedures are not expected to be very profitable for us but instead are intended to help us gain early market exposure and to enable physicians and laboratories to gain preliminary clinical experience with our technologies prior to our introducing Lab Test Kits or Point Of Care Tests.
Medical Indications — the Medically Useful Information
      The medical diagnostics market covers more medical activities than just the diagnosis of disease. The cancer diagnostics market, for example, is composed of several overlapping categories, each corresponding to a different stage in the identification and management of cancer. The major categories include screening, diagnosing, staging, selecting therapies, monitoring and evaluating prognosis. The three for which our technologies are best suited are screening, diagnosis and monitoring.
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
      Monitoring: Following diagnosis and treatment, additional tests can be used to monitor the course of the disease and the patient’s response to treatment. These monitoring tests may be repeated at regular intervals (often every three months) and may be continued for the life of an individual in order to detect possible recurrence of cancer. In addition, monitoring tests are also used to evaluate a patient’s prognosis and to select appropriate therapy. Patients identified as having a high risk of recurrence will be monitored more closely and may receive more aggressive treatment.
      In the United States, blood-based or urine-based cancer detection assays have generally been approved by the FDA for monitoring patients with known history of disease. Only two such protein marker tests have been approved for use in detecting cancer in previously undiagnosed individuals — the PSA test for prostate cancer and our NMP22 test for bladder cancer.

Summary of Matritech’s Product Development Programs
      The following table summarizes some of the important aspects of each of our product development programs as discussed in more detail below. The data in the table are qualified and expanded in the detailed sections following the table.

Principal FDA
Approved
	Technology	Clinical	Stage of	FDA Review	Competitive	Major Commercialization
Program	Format	Application	Development	Status	Products(1)	Arrangements(2)

NMP22 Bladder	Lab Test Kit	Monitoring	Commercialized	Approved	BTA Trak UroVysion	(1) Matritech direct marketing — U.S. and Germany
(2) Wampole Laboratories — U.S. — Distributor
(3) Diagnostic Products Corporation — Europe — Automated Kit Manufacturer and Distributor
(4) Konica Minolta — Japan — Distributor
NMP22 Bladder	Lab Test Kit	Diagnosis	Commercialized	Approved	UroVysion	(1) Matritech direct marketing — U.S. and Germany
(2) Wampole Laboratories — U.S. — Distributor
(3) Diagnostic Products Corporation — Europe — Automated Kit Manufacturer and Distributor
(4) Konica Minolta — Japan — Distributor
NMP22 Bladder	Point Of Care Test	Monitoring	Commercialized	Cleared	BTA Stat	(1) Matritech direct marketing — U.S. and Germany
NMP22 Bladder	Point Of Care Test	Diagnosis	Commercialized	Approved	None	(1) Matritech direct marketing — U.S. and Germany
NMP179 Cervical	Automated Cellular Analysis System	Screening	Licensee Sysmex is conducting further pre- clinical trials	Not yet submitted	TriPath Cytyc	(1) Sysmex — World — Manufacturer and Marketer for Non-Slide-Based System
NMP66 Breast	To be determined	Not Determined	Research and Development	Not yet submitted	Mammography, TRUQUANT®BR RIA CA27.29, CA15.3	(1) Mitsubishi Kagaku Iastron, Inc. (“MKI”) — Japan
NMP48 Prostate	To be determined	Not Determined	Deferred	Not yet submitted	PSA
NMP35 Colon	None yet	Not Determined	Inactive	Not yet submitted	CEA, CA19.9

(1)	Each of the products listed as competitive to our NMP products may compete for use in each indication for our NMP products, not simply those specifically listed in a category. Those listed for each category represent the competitive products most directly comparable in technology or approach for the given indication.

(2)	Other distributors not listed under major commercialization arrangements have not paid upfront fees in excess of $50,000, do not have cumulative sales in excess of $500,000 and do not have rights other than those of a conventional distributor.
Commercial Products

Bladder Cancer Program (NMP22)
      Our first cancer program to reach commercialization is a product line of diagnostic devices designed to detect bladder cancer. This program is based on discoveries made by the Company’s scientists that utilize certain proteins (“NMP22”) present in the urine of bladder cancer patients which are generally present at much lower levels or completely absent in the urine of individuals free of the disease.
      In recent years bladder cancer typically has the 3rd highest prevalence and the 4th highest incidence in U.S. males, and we believe its risks are not adequately recognized. New cases of bladder cancer are almost as common in men as colon cancer, and it tends to be concentrated in

•	Males — 4 times greater occurrence than females

•	Older People — over 90% of the initial diagnoses occur in individuals over the age of 40

•	Smokers — are twice as likely as non-smokers to contract disease

•	Occupations with risk — firefighters, truck drivers, petrochemical and rubber workers, hairdressers, painters, textile workers are among those at higher risk due to the inhalation of toxic fumes and substances.
      Our NMP22 program has created two complementary products designed to detect bladder cancer — the Point Of Care NMP22 BladderChek Test (“NMP22 BladderChek Test”) and our NMP22 Test Kit (“NMP22 Lab Test Kit”) — each of which has been approved by the FDA to generate medically useful information for both diagnosing and monitoring bladder cancer.
      We have concentrated our efforts on the United States and Germany because we believe there are major revenue opportunities in four different, but related, patient category applications.

	Monitoring Patients		Diagnosing Patients		Evaluating Patients		Screening At-Risk
Patient Category	with Cancer		with Symptoms		with Symptoms		Asymptomatic Individuals(1)

Typical Physician	Urologist		Urologist		Primary Care		GP + ObGyn
Estimated Number of Patients	700,000	(2)	2,000,000	(3)	5,000,000	(3)	20,000,000	(4)
Total Available Market Opportunity(5)	$33,000,000	(6)	$33,000,000		$83,000,000		$330,000,000

(1)	Additional regulatory approval not likely to be required in Germany, but may be required in the U.S. for Matritech to promote this application

(2)	Based on prevalence of about 490,000 patients in the U.S. (based on NCI-SEER data) and about 250,000 in Germany (derived by us from incidence data reported by Robert Koch Institut)

(3)	Based on Matritech estimates

(4)	Based on Matritech estimates including estimates of the population of male smokers over the age of 40

(5)	Based on projected average pricing of NMP22 BladderChek Test in United States and Germany

(6)	Company estimate based on American Urological Association monitoring guidelines
Urologist Market
      To achieve rapid product introduction and adoption in the United States and Germany, we have established our own sales forces to sell our products directly to urologists. This direct selling activity to urologists began in Germany at the end of 2001 and in the United States in November, 2003. Our principal product is our NMP22 BladderChek Test which is sold to the urologist, can be run in his office during the patient’s visit and generates income for him from the patient or the patient’s insurer. Our NMP22 Lab Test Kit, which is sold by our sales force in Germany and by distributors in the United States and elsewhere, is principally distributed to clinical laboratories, which run the test pursuant to a physician’s order and which are the sole recipient of any reimbursement provided by the patient or the patient’s insurer.
      In independent clinical studies urologists performing invasive cystoscopy together with our new NMP22 BladderChek Test detected over 90% of all cases of bladder cancers and virtually all of the invasive, life-threatening bladder cancers. In over 40 presentations and peer-reviewed papers, urologists have reported NMP22 products to generally be accurate, convenient and inexpensive tests that, when used with other detection and monitoring methods, improve patient management. Some of these papers reported that NMP22 products can reduce costs and identify patients with cancer which was missed during the cystoscopic examination.
Primary Care Market
      As NMP22 products become more widely accepted by urologists, we believe that their growing use will create opportunities to sell the test to gynecologists and general practitioners. We believe these primary care physicians would like a test providing better cancer detection, particularly for those individuals with traditional bladder cancer symptoms (such as microscopic blood in the urine [also known as asymptomatic microscopic hematuria or “AMH”] ) and risk factors (such as a history of smoking, dangerous occupations or other factors). It is estimated that over 20 million people in Germany and the United States have AMH each year. The American Urological Association recommends that an appropriate renal or urologic evaluation be performed in all patients with AMH who are at risk for urologic disease or primary renal disease. We believe that such an evaluation may include a urine-based test like NMP22 and if so, that this application could represent a major opportunity for our NMP22 products. We expect to begin a formal marketing program to gynecologists in Germany during 2005 but do not expect sales to gynecologists to be a significant revenue factor until 2006 or beyond.
      A recently published study in the Journal of the American Medical Association reported that the NMP22 BladderChek Test identified patients with invasive, life threatening cancers that were missed by a urologist’s cystoscopic exam. We believe that physicians who have similar clinical needs as the authors of this paper will provide an additional opportunity to generate useful information for their patients and additional revenue for us by testing patients who are at risk of developing bladder cancer.
Other Private and Public Sector Markets
      Firefighters and certain other public and private sector employees are at an increased risk for bladder cancer due to the toxic fumes they inhale in the course of their work. In 1999 the Michigan Environmental Science Board reported that the incidence of bladder cancer in firefighters is more than twice as high as in non-firefighters. A number of states already recognize that firefighter disability and mortality are caused by occupational exposure to carcinogens, and they have passed laws setting aside funds for dealing with these problems. In 2004 legislation was introduced in both the House and Senate of the Massachusetts legislature which, if passed, would mandate routine testing of similar groups in Massachusetts. At the national level, a proposed Federal Firefighter’s Fairness Act, which included provisions aimed at firefighter health and testing services, has been introduced but not voted upon in the United States Congress during the 2003-2004 session.
      It is widely recognized that other workers such as truck drivers, petrochemical and rubber workers, hairdressers, painters, and textile workers are among those at higher risk due to exposure to toxic substances during the course of their employment. We believe that industrial or government testing for these occupations may become another source of potential growth for NMP22 products.

      Point of Care NMP22 BladderChek Test. Over 80% of our NMP22 product sales in the fourth quarter of 2004 came from the NMP22 BladderChek Test (the “NMP22 BladderChek Test”). The NMP22 BladderChek Test was initially sold in Europe in 2001 and was cleared for sale in the United States by the FDA in 2002 for use in monitoring bladder cancer, particularly in identifying the recurrence of bladder cancer in patients with previously diagnosed disease. In April 2003, the FDA also approved the NMP22 BladderChek Test for diagnosis of bladder cancer, particularly in individuals who have no previous diagnosis of the disease but who have symptoms of or are at risk for bladder cancer.
      In this format, our reagents to detect the NMP22 protein are configured in a device similar to a urine-based Point Of Care Test for pregnancy and measure NMP22 protein in patient urine specimens. Because the device delivers a completed test result in about 30 minutes, physicians or the staff in their offices can perform the NMP22 BladderChek Test during a patient’s visit. Because the physician performs this test in his own office, he is able to earn money by using our product to create medical information (a test result) which is paid for by the patient or his insurer. Because the NMP22 BladderChek Test is reimbursed by many payors at rates which are 50% or less than cytology, the most commonly used urine based assay to detect bladder cancer, we are confident about obtaining BladderChek reimbursement coverage by virtually all payors.
      Approach to Market: In the United States and Germany we sell the NMP22 BladderChek Test directly to urologists. We began selling directly to physicians in Germany in 2001 and began selling directly to physicians in the United States in November 2003. At the end of 2004 we had 5 sales territories in Germany and 17 sales territories in the United States. In 2002 we signed a five-year exclusive agreement (subject to certain minimum purchase requirements) with Cytogen Corporation (“Cytogen”)(NASDAQ: CYTO), a manufacturer and marketer of cancer diagnostic products, providing for the distribution of the NMP22 BladderChek Test to urologists and oncologists in the United States. That agreement was amended in November, 2003 to permit Cytogen to sell the NMP22 BladderChek Test to oncologists exclusively and to permit the Company to sell NMP22 BladderChek Tests directly to urologists. Since then, the Company has expanded its U.S. field sales force to call directly on urologists in major metropolitan markets around the country. The agreement with Cytogen expired in December 2004.
      In Germany the NMP22 BladderChek Test is not reimbursed by the national or regional health plans but is instead paid for directly by the patient (or, in some instances, by private supplemental insurance that some German patients carry). In the United States, the NMP22 Lab Test is reimbursed by all 50 Medicare insurers and the NMP22 BladderChek Test is reimbursed by 49 of the 50 Medicare insurers. In addition, we believe that a majority of the private insurers in the United States also reimburse patient test results derived from either the NMP22 Lab Test Kit or the NMP22 BladderChek Test. See “Third-Party Reimbursement” below.
      We have NMP22 BladderChek Test distribution arrangements in other parts of the world. Several distributors market the NMP22 BladderChek Test in Southeast Asia and in the People’s Republic of China. In March 2002 we signed a seven-year agreement with Medical and Biological Laboratories Group (“MBL”) of Nagoya, Japan for the exclusive (subject to certain minimum purchase requirements) distribution of the NMP22 BladderChek Test in Japan. MBL has conducted clinical trials and submitted data to the Japanese Ministry of Health and Welfare (“Koseisho”) for regulatory approval in Japan. The NMP22 BladderChek Test has been commercially available in Europe since December 2001 and is distributed to countries other than Germany through our European subsidiary, Matritech GmbH, and other distributors throughout Europe.
      NMP22 Lab Test Kit for Bladder Cancer. Our first product, the NMP22 Lab Test Kit for bladder cancer, was approved for sale in the United States by the FDA in 1996 for use in monitoring bladder cancer, particularly in detecting occult or rapidly recurring bladder cancer in patients with previously diagnosed disease. In this product, our proprietary reagents detect NMP22 in a semi-automated 96-well microtiter plate format used by licensed clinical laboratories to test urine specimens. Exclusive of the time to transport the specimen to the lab and the time to deliver the test report to the physician, the test requires about four hours to provide a completed result. In 2000, the FDA approved the NMP22 Lab Test

Kit for use in diagnosing bladder cancer in individuals who have had no previous diagnosis of bladder cancer but who have symptoms of or are at risk for the disease.
      Approach to Market: We have direct marketing and sales activities in the United States and Germany for the NMP22 Lab Test Kit. Currently, we and Wampole Laboratories, Inc. (“Wampole”) both sell the NMP22 Lab Test Kit in the United States. In 2000 we acquired our German distributor, ADL GmbH (now called Matritech GmbH), and since then Matritech GmbH has been selling the NMP22 Lab Test Kit directly to hospital, clinic and physician office laboratories in Germany and to distributors in other parts of Europe.
      As noted above, in Germany the NMP22 Test is not reimbursed by the national health plan but is instead paid for directly by the patient (or, in some instances, by private supplemental insurance that some German patients carry). In the United States, the NMP22 Lab Test is reimbursed by all 50 Medicare insurers. A majority of the private insurers in the United States also reimburse patient test results derived from the NMP22 Lab Test Kit. See “Third-Party Reimbursement” below.
      We have several product distribution arrangements in other parts of the world. In 1994, we entered into an exclusive agreement with Konica Corporation (now Konica Minolta Medical and Graphic, Inc. “Konica”) to distribute our NMP22 Lab Test Kit in Japan. In 1998, Koseisho approved the NMP22 Lab Test Kit for sale in Japan for use in diagnosing previously undiagnosed patients for bladder cancer. The NMP22 Lab Test Kit is currently being marketed in Southeast Asia and China by other distributors. In 1999, the State Drug Administration in the People’s Republic of China approved the NMP22 Lab Test Kit for sale for the detection and management of bladder cancer. We have retained substantially all worldwide manufacturing rights for the NMP22 Lab Test Kit.
      Fully-Automated Format of NMP22 Lab Test Kit: In 2001 we entered into an eight-year, non-exclusive product supply and marketing agreement with Diagnostic Products Corporation (“DPC”) (NYSE:DP) enabling DPC to develop and market an automated format of our NMP22 Lab Test Kit (the “Automated NMP22 Lab Test Kit”). While DPC has rights to sell this product worldwide, they are currently concentrating their efforts in Germany and have indicated that for the foreseeable future, their efforts will remain focused on that market.

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
Research and Development Programs

Cervical Cancer Program (NMP179)
      Our scientists have also identified a nuclear matrix protein associated with cervical cancer and cervical precancerous conditions (“NMP179”). We conducted three preclinical studies comparing the accuracy of this protein to conventional cervical (“Pap”) testing. Pap smears, the principal diagnostic test for cervical cancer, analyze cervical cells visually using a microscope. Our NMP179 technology was developed to reduce the time and increase the accuracy of identifying cervical cells which need further visual inspection by a pathologist.
      Approach to Market: In 2002 we granted an exclusive world-wide license for the use of NMP179 technology for automated, non-slide-based laboratory instruments to Sysmex. As a part of this transaction,

Sysmex purchased shares of our common stock at a premium, agreed to pay us milestone payments based on reaching certain research and product development goals, committed to make minimum quarterly payments to support our research, contracted to purchase all NMP179 reagents from us and agreed to pay us a royalty on all reagent sales related to their cervical cancer screening system.
      Sysmex is developing new systems which will automate the process of screening cervical cell specimens by combining our NMP179 technology with Sysmex’s expertise in flow cytometry, image analysis and laboratory automation. Sysmex believes that such automation will reduce errors arising from human review procedures and reduce the overall cost of screening cervical specimens. In the spring of 2004, Sysmex commenced pre-clinical trials in Europe of their new cellular analysis system incorporating our NMP179 technology. Following completion of clinical trials, we expect Sysmex will file an FDA submission for a Class III device subject to a premarket approval (“PMA”) regulatory process. Sysmex has included the status of this product development project on its web site www.sysmex.com and has reflected that its goal is to obtain FDA approval for this new cervical cancer detection system in 2006.

Breast Cancer Program (NMP66)
      In 1999 our scientists, using a research configured, low-throughput mass spectrometer instrument (“research mass spectrometry”), discovered some characteristics of a distinct set of proteins (“NMP66”) in the blood of breast cancer patients that were generally not present in the blood of women without known breast malignancy. We believe that measurement of certain NMP66 proteins and/or nucleic acids associated with the NMP66 protein complex may enable physicians to obtain breast cancer diagnostic information that is more accurate than the blood testing services that are currently available and could complement and supplement mammography. Our current scientific goal is to develop sample preparation and testing methods including high-throughput mass spectrometers (“high-throughput mass spec”), reverse transcriptase polymerase chain reaction (“RT-PCR”) and conventional immunoassay techniques that will be more reproducible, controlled and cost effective than the methods we used in making the initial discovery.
      Approach to Market: We have entered into an agreement with MKI whereby they or their designees will serve as our Japanese clinical laboratory partner for further validation of our NMP66 technology and development of a Proprietary Laboratory Procedure. Pursuant to this agreement we and MKI may negotiate the terms for distribution rights for the Japanese market for products and services incorporating the NMP66 technology. Our goal is to conclude an agreement with US clinical laboratory when our Proprietary Laboratory Procedure has been optimized.
      We have collected over 800 blood specimens according to an IRB (Institutional Review Board)-approved protocol for use in generating reproducible and controlled clinical data. Like all blood-based research specimens at Matritech, these specimens have been stored in freezers at -80 degrees Celsius since they were collected and are available for immediate evaluation as soon as appropriate tests are developed. We believe that these specimens will be sufficient to demonstrate the clinical utility of tests based on the NMP66 protein complex. The timing of the launch of a testing service using our NMP66 breast cancer technology will depend, in Japan, upon developing a satisfactory Proprietary Laboratory Procedure with MKI and in the U.S. and elsewhere, concluding satisfactory agreements with appropriate clinical lab partners, developing a satisfactory Proprietary Laboratory Procedure with each partner and obtaining any required regulatory approval.
      We do not yet have any NMP66 breast cancer technology distribution arrangements for NMP66 Lab Test Kits or for NMP66 Point Of Care Tests other than our agreement with MKI.

Prostate Cancer Program (NMP48)
      In 1999, we entered into collaboration with Alan Partin, M.D., Ph.D., Professor of Urology at Johns Hopkins University School of Medicine, to develop an improved, blood-based prostate cancer test. During 1999, our scientists, using a research mass spectrometer, discovered some characteristics of a distinct set of proteins (“NMP48”) in the blood of prostate cancer patients that were generally not present in the blood of individuals without known prostate malignancy.
      We have collected over 600 blood specimens according to an IRB-approved protocol for use in generating reproducible and controlled clinical data prior to launching a Proprietary Laboratory Procedure. We believe that these specimens will be sufficient to demonstrate the clinical utility of an NMP48 protein based test, when developed, for the differential diagnosis of individuals exhibiting symptoms such as enlarged prostates or for screening elderly men.
      In 2004 we chose to focus virtually all our research and development resources on our NMP66 program and deferred further development of our NMP48 technology. We do not yet have any distribution arrangements for potential NMP48 Lab Test Kits or NMP48 Point Of Care Tests. We intend to utilize our own urology sales force in the United States and Germany to sell such products, if successfully developed, and would consider some of our NMP22 distributors in other parts of the world when we are in the final stages of product development.

Colon Cancer Program (NMP35)
      During 1999, our scientists, using research mass spectrometry, discovered some characteristics of a distinct set of proteins (“NMP35”) in the blood of patients with colon cancer, which were generally not present in the blood of individuals without cancer or in the blood of patients with certain benign conditions of the lower digestive tract. After developing Proprietary Laboratory Procedures or products for NMP48 proteins and NMP66 proteins, we intend to develop blood-based colon cancer tests based on the NMP35 marker.
      Blood specimens for use in generating reproducible and controlled clinical data prior to launching a Proprietary Laboratory Procedure have been collected pursuant to an IRB-approved protocol. We believe that these specimens will be sufficient to demonstrate the clinical utility of an NMP35 protein based test, when developed, for the differential diagnosis of individuals exhibiting symptoms such as rectal bleeding.
Technology
      The nuclear matrix, a three-dimensional protein framework within the nucleus of cells, helps organize active genes in the nucleus. In this way, the nuclear matrix plays a fundamental role in determining cell type and cell function. Although the specific mechanisms of action are not yet fully understood, our scientists and independent scientists have demonstrated that there are differences in the types and amounts of nuclear matrix proteins found in cancerous and normal tissues and also among different types of normal cells. These differences create opportunities to develop tests which may be not only specific for cancer but also specific for a certain organ or type of tissue, thus providing greater information to physicians and patients. Independent academic investigators have reported the cell type specificity of nuclear matrix proteins in papers published in scientific journals which reported nuclear matrix proteins specific to bone, kidney, prostate, breast and colon cancer tissues. Matritech also has demonstrated that cell death, including cell death related to early tumor development, results in the release of nuclear matrix proteins into bodily fluids. As a result, elevated levels of certain nuclear matrix proteins have been found in the bodily fluids of cancer patients. We are not aware of any other cancer protein, or class of proteins, which exhibit this level of clinical specificity and sensitivity.
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
      Our nuclear matrix protein technology is licensed from the Massachusetts Institute of Technology (“MIT”). Under the current terms of our license from MIT, our worldwide license is exclusive until the expiration of all claims contained in these patents in 2006. We have made additional discoveries related to nuclear matrix proteins and other useful proteins discovered using mass spectrometry technology and have filed our own patent applications on such advances in the United States, as well as corresponding applications and patent rights in selected foreign countries. Matritech currently has seventeen additional United States patents relating to such discoveries.
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
Marketing and Sales
      Distribution of diagnostic tests poses challenging sales and marketing issues to their developers and manufacturers, especially for new devices. These challenges arise because the purchasers of diagnostic Lab Test Kits (i.e., the clinical laboratories) are not typically the orderers of the test (i.e., the treating physicians). It is not unusual for the sales person offering a new diagnostic test to be told by the laboratory manager that the lab will not buy the new test, no matter how well it performs, until treating physicians start to order the test. On the other hand, tests which are purchased by physician office laboratories (where the ordering physician owns all or part of the purchasing laboratory) or devices which can be sold directly to the treating physician (like our NMP22 BladderChek Test) do not encounter these challenges because the purchase by a treating physician requires no second sale to a clinical laboratory.
      Developing greater demand for our NMP22 BladderChek Test among urologists is the principal goal of our sales and marketing activity in 2005. We believe that in major markets such as the U.S. and Germany, a dedicated sales force is extremely effective to address the issues involved in making a new diagnostic test part of a physician’s standard of care. Our prior experiences with distributors in those markets and others have demonstrated the value of our own dedicated sales force which is why we invested significant funds to build such a group during 2004.
      Before deciding to build our own U.S. sales force, we signed in October 2002 an approximately five-year exclusive agreement with Cytogen for NMP22 BladderChek Test sales to urologists and oncologists and concurrently agreed with Endocare to terminate our original BladderChek distribution agreement. The Cytogen agreement was amended in November 2003 to permit Cytogen to continue to sell NMP22 BladderChek Tests directly to oncologists with our taking over selling the product directly to urologists. For sales of NMP22 BladderChek Tests to oncologists prior to the end of 2004 and, prior to November 2003 to urologists, all sales are deemed to have been made by Cytogen. Since January 2004, we have received all revenue from sales of this product to urologists. The agreement with Cytogen expired in December 2004.
      As for our NMP22 Lab Test Kit in the United States, both Wampole and we distribute product to hospitals and commercial laboratories within the United States. For our direct sales of the NMP22 Lab Test Kit to laboratories, we receive all revenue. All other sales of the NMP22 Lab Test Kit are deemed to be made by Wampole. Prior to 2004, we had a similar distribution arrangement with Fisher Scientific, LLC and Fisher Scientific remains a distributor of our NMP22 Lab Test Kit even though it acquires the product from Wampole.
      Our European subsidiary, Matritech GmbH, which we acquired in 2000, has a direct sales force that is principally devoted to selling our NMP22 products in Germany to urologists and laboratories. Matritech GmbH also manages the distribution of all NMP22 products to distributors in other European countries.
      In 1994, we entered into an agreement with Konica to distribute the NMP22 Lab Test Kit in Japan. Several distributors currently market the NMP22 BladderChek Test in Southeast Asia and in the People’s Republic of China. In the rest of the world, we sell the NMP22 Lab Test Kit through distributors. In March 2002 we signed a seven-year agreement with MBL of Nagoya, Japan for the exclusive (subject to certain minimum purchase requirements) distribution of the NMP22 BladderChek Test in Japan. MBL has conducted clinical trials and submitted data to Koseisho for regulatory approval in Japan, but as of the end of December 2004, Koseisho had not yet approved the test.
      We have retained rights to sell all of our products in the United States except for the Automated NMP22 Lab Test Kit which has been developed and launched internationally by DPC using proprietary antibodies sold by Matritech to DPC and any flow-based products developed by Sysmex based on NMP179.
      No company accounted for more than 10% of our total revenues in fiscal 2003 or fiscal 2004. One customer, Institut Fur Klinische Chemie, accounted for 12% of our revenues in fiscal 2002.
      During the years ended December 31, 2002 and 2003 and 2004, 11%, 15% and 33%, respectively, of our total product sales were from customers in the United States and 89%, 85% and 67%, respectively, were from customers in foreign countries. Product sales generated outside the United States during the years ended December 31, 2002, 2003 and 2004, were primarily in Europe. See Note 10 of Notes to Consolidated Financial Statements — “Segment and Geographic Information.”

Foreign Operations
      In 2000, we acquired all of the outstanding shares of capital stock of Gesellschaft fur Allergie, Diagnostika und Laborkonzepte (“ADL”), now called Matritech GmbH, a European distributor of diagnostic testing products, including our NMP22 Lab Test Kit and the NMP22 BladderChek Test. Matritech GmbH is located in Freiburg, Germany. This acquisition was accounted for as a purchase, and accordingly the results of operations of Matritech GmbH from June  28, 2000 forward are included in our consolidated statements of operations.
      At December 31, 2004, approximately 11% of our total assets were located at the German subsidiary, and approximately 58% of our revenue and 27% of our expenses, including cost of product sales, for fiscal year 2004 were related to this European operation.
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
      Currently we believe that U.S. laboratories performing NMP22 tests using the NMP22 Lab Test Kit and physicians performing such tests using the NMP22 BladderChek Test are being reimbursed by most insurance carriers, including the carriers managing Medicare reimbursement programs. However, as with all new medical products, reimbursement is not universal, and we are working, on a case-by-case basis, with individual physicians and laboratories to obtain reimbursement where requested. In Germany we believe that most patients receiving a test result from either the NMP22 Lab Test Kit or the NMP22 BladderChek Test are not reimbursed by insurance carriers or federal healthcare reimbursement programs and are paying for the test themselves (or in some instances by private supplemental insurance that German patients carry).
Manufacturing and Facilities
      We currently assemble our NMP22 Lab Test Kits in a portion of our 22,500 square-foot facility in Newton, Massachusetts and rely on subcontractors for certain components and processes. Our NMP22 BladderChek Test is produced by a contract manufacturer experienced in the assembly of Point Of Care Test Devices. Our lease for our Newton facility requires annual base rental payments of $414,360 and expires on December 31, 2010. We have an option to extend the lease for an additional five years at a base rent to be agreed upon with the lessor consistent with market rates in 2010.
      We have retained all manufacturing rights for our products and products under development, except for (1) the Automated NMP22 Lab Test Kit which is being developed by DPC using proprietary antibodies sold by Matritech to DPC, (2) any flow-based products developed by Sysmex based on our

NMP179 technology and (3) rights that could be granted to Konica, our NMP22 Lab Test Kit distribution partner in Japan, if we fail to perform under our agreement with Konica.
      We currently rely on sole suppliers for certain key components for the NMP22 Test Kit and the NMP22 BladderChek Test. In the event that these suppliers are unable to supply these components or assemblies for any reason, we would seek alternative sources of supply or assembly, which could require reapproval by the FDA for such alternate suppliers. Although we attempt to maintain adequate levels of inventory to provide for these and other contingencies, should our manufacturing process be disrupted as a result of a shortage of key components or a revalidation of new components or the failure of an assembler to meet our requirements, we may not be able to meet our commitments to customers. We are also subject to the FDA’s Good Manufacturing Practice (“GMP”) requirements. See “Government Regulation” below.
Competition
      We are not aware of any other company selling diagnostic or therapeutic products based on nuclear matrix protein technology. We have notified one company that its announced intention to develop certain products is likely to infringe certain claims contained in patents owned by or licensed to us. In addition, competition in the development and marketing of cancer diagnostics and therapeutics, using a variety of technologies, is intense.
      There are many pharmaceutical companies, biotechnology companies, public and private universities and research organizations actively engaged in the research and development of cancer diagnostic testing products. Many of these organizations have financial, manufacturing, marketing and human resources greater than ours. We expect that our diagnostic products will compete largely on the basis of clinical utility, accuracy (sensitivity and specificity), ease of use and other performance characteristics, price, patent position as well as on the effectiveness of our marketing partners and us.
      We expect that our Lab Test Kits and our Point Of Care Tests will compete with existing FDA-approved clinical tests, including a test known as BTA bladder cancer test, which has been approved for monitoring bladder cancer; a test known as CEA, which is used primarily for monitoring colorectal and breast cancers; a test known as CA19.9, which is used primarily for monitoring colorectal and gastric cancers; a test known as PSA, which is used primarily for monitoring and screening prostate cancer; and tests known as TRUQUANT® BR RIA, CA15.3 and CA27.29 which are used for monitoring breast cancer. We are also aware of a number of companies that have announced that they are engaged in developing cancer diagnostic products based upon oncogene technology.
      In the market for urine-based diagnostic tests, our Lab Test Kits and our Point of Care Tests are also competing with existing cellular-based tests such as the microscopic examination of suspicious cells (cytology) or a test known as UroVysion, which is a fluorescent in-situ hybridization test (FISH). In addition to the fact that these tests are generally done by laboratories, not physicians, we believe that each of these has important drawbacks in the markets for screening and monitoring information — cytology because it is less sensitive and twice the cost of NMP22 tests, FISH because of its accuracy is comparable to NMP22 tests but can be ten times more expensive.
      In a larger sense, our diagnostic products also compete with more invasive or expensive procedures such as surgery, bone scans, magnetic resonance imaging and other in vivo imaging techniques. We believe that our products, if successfully commercialized, will improve patient management and lower overall costs by providing useful information and, in some cases, by providing alternatives to these invasive or costly procedures.
      A number of companies are attempting to develop automated instruments for Pap smear screening that would compete with the instruments and systems which Sysmex intends to develop using NMP179 technology. These companies are developing computerized image analysis techniques to automate much of the work currently done by cytotechnologists. To date, two of these instruments have been approved by the FDA for primary screening of Pap smear slides and for rescreening a percentage of slides previously identified by a cytotechnologist as normal, and more companies are expected to submit applications for similar systems within two to three years.
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
Patents, Licenses and Trade Secrets
      Matritech’s diagnostic technology is protected by claims contained in patents owned by MIT and licensed to us and by patents owned by us. The MIT license relates to three United States patents owned by MIT which expire in 2006 and corresponding foreign patents granted in Japan, Canada and selected countries in Europe, as well as a patent application allowed in Canada. MIT has licensed exclusively to us worldwide rights to the nuclear matrix protein technology contained in these patents in exchange for royalties payable until expiration of the underlying patent rights. The protection offered by these patents extends to the detection and measurement of nuclear matrix proteins, or their associated nucleic acids, using antibody or gene probe formats, as well as to certain assay methods exploiting nuclear matrix proteins.
      We have filed additional United States patent applications and, in certain circumstances, foreign counterparts in other countries including Australia, Canada and selected countries in Europe and Asia on additional developments relating to the nuclear matrix protein technology and to other cancer marker related technologies. We currently have seventeen additional United States patents and three pending patent applications and one provisional application on file in the United States relating to these additional developments. Certain of our United States patents provide additional protection for our NMP22 Lab Test Kit and for our NMP22 BladderChek Test until 2015. It is our practice to file additional patent applications when we believe our scientists have made commercially significant discoveries whether they relate to nuclear matrix proteins or not. We believe that patents that may issue from our applications can provide competitive protection for our products after expiration of our license from MIT. We also will continue to rely on our unpatented proprietary information and trade secrets to maintain our commercial position.
      Our NMP22 BladderChek Test uses lateral-flow absorbent test strips having antibodies located at different positions along the test strips. The manufacture, use, sale, or import of point of care products which include this test strip technology in certain jurisdictions will require us to obtain patent licenses. We are currently selling our NMP22 BladderChek Test and are attempting to obtain appropriate licenses or waivers. In August, 2004, we entered into a license agreement, effective as of April 1, 2004, with one holder of patent rights, Abbott Laboratories, and we are continuing to explore other licensing arrangements covering our BladderChek Tests. There is no guarantee that we will be able to obtain the appropriate patent licenses to permit us to make, use, sell, or import such products in the United States or in other countries.
Government Regulation

Diagnostic Products
      The products we market and manufacture, and those we intend to market and manufacture, are subject to extensive regulation by the FDA, and, in some instances, by foreign governments. Proprietary

Laboratory Procedures, being services rather than products, do not generally require FDA review before being made commercially available. If such a procedure involves the use of an antibody or similar reagent, an FDA submission is typically required for the analyte specific reagent which requires a 30 day review.
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
      In the United States, medical devices and diagnostics are classified into one of three classes (class I, II, or III) on the basis of the controls deemed necessary by the FDA to reasonably ensure their safety and effectiveness. Under FDA regulations, class I devices are subject to general controls such as labeling, premarket notification and adherence to GMPs. Class II devices are subject to general and special controls (for example, performance standards, postmarket surveillance and FDA guidelines). Generally, class III devices are those which must receive premarket approval (“PMA”) by the FDA to ensure their safety and effectiveness (for example, life-sustaining, life-supporting and implantable devices, or new devices which have not been found substantially equivalent to legally marketed devices). Lab Test Kits for the diagnosis of cancer are class III devices and are submitted as PMAs to the FDA. Point Of Care Tests for diagnosis of cancer are also class III devices for which PMAs or PMA supplements must be submitted if a Lab Test Kit version has not been previously approved.
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
      Upon receipt of a PMA application, the FDA makes a threshold determination as to whether the application is sufficiently complete to permit a substantive review. If the FDA determines that the PMA application is sufficiently complete to permit a substantive review, the FDA will accept the application for filing. Once the submission is accepted for filing, the FDA begins an in-depth review of the PMA. An FDA review of a PMA application can take up to a year from the date the PMA application is accepted for filing, and occasionally longer. The review time is often significantly extended as a result of the FDA requiring more information or clarification of information already provided in the submission. During the review period, an advisory committee, typically a panel of clinicians and/or other appropriate experts in the relevant fields, may be convened to review and evaluate the application and recommend to the FDA whether to approve or disapprove the device. The FDA is not bound by the recommendations of the advisory committee but generally follows them. Toward the end of the PMA review process, the FDA generally will conduct an inspection of the manufacturer’s facilities to ensure that the facilities are in compliance with applicable GMP requirements.
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
      In 1996, the FDA approved our NMP22 Lab Test Kit for bladder cancer for sale in the United States as a predictor of occult or rapidly recurring bladder cancer following therapy, such as surgical excision of cancerous tissue. In 2000 the FDA approved the expanded claim of our NMP22 Lab Test Kit for the additional use of diagnosing previously undiagnosed individuals who have symptoms of or are at risk for bladder cancer. In 2002, the FDA approved our NMP22 BladderChek Test for sale in the United States as an aid in monitoring the recurrence of bladder cancer following therapy, such as surgical excision of cancerous tissue. In 2003 the FDA approved the expanded claim of our NMP22 BladderChek Test for the additional use of diagnosing previously undiagnosed individuals who have symptoms of or are at risk for bladder cancer.

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
      Labeling and promotional activities are subject to scrutiny by the FDA and, in certain instances, by the Federal Trade Commission. The FDA actively enforces regulations prohibiting the promotion of devices for unapproved uses and the promotion of devices for which premarket approval has not been obtained. Consequently, in the United States we cannot promote the NMP22 Tests for any unapproved use. Failure to comply with these requirements can result in regulatory enforcement action by the FDA that would adversely affect our ability to conduct testing necessary to obtain market approval for these new uses and, in addition, could have a material adverse effect on our business, financial condition and results of operations.
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
      The introduction of our developmental-stage and FDA-approved cancer diagnostic products in foreign markets will also subject us to foreign regulatory registrations and/or approvals which may impose additional substantial costs and burdens. International sales of medical devices are subject to the regulatory requirements of each country. The regulatory review process varies from country to country. Many countries also impose product standards, packaging requirements, labeling requirements and import restrictions on devices. For example, member countries of the European Union require that products bear the CE mark. This necessitates the creation and maintenance of dossiers documenting quality systems and standards for manufacturing, labeling and testing. Further, for some types of diagnostic tests the European Union also requires audits of the manufacturing site by a Notified Body. In addition, each country has its own tariff regulations, duties and tax requirements. In 1998, Koseisho approved the NMP22 Lab Test Kit for sale in Japan for use in screening previously undiagnosed patients. In 1999, the State Drug Administration in the People’s Republic of China approved the NMP22 Lab Test Kit for sale in the People’s Republic of China for the detection and management of bladder cancer. Our NMP22 BladderChek Test has been registered for sale, if required, in most of the major markets where we currently have sales. The approval by the FDA and foreign government authorities is unpredictable and uncertain. Delays in receipt of, or a failure to receive, such approvals, or the loss of any previously received approvals, could have a material adverse effect on our business, financial condition and results of operations.
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

CLIA
      Pursuant to the Clinical Laboratory Improvement Amendments (“CLIA”), the FDA assigns a complexity category to each new in vitro diagnostic test. This category will determine the rigor of quality control that must be followed by purchasers and users of the device, including qualifications of technicians, and thus can affect purchasing decisions of laboratories and hospitals. The review period for in vitro diagnostic tests may be extended due to these CLIA requirements. The NMP22 Lab Test Kit has been designated as a high complexity device. The NMP22 BladderChek Test has been CLIA-waived by the FDA which means it can be performed in the physician’s office by staff who do not need specialized certification.

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
Employees
      As of March 1, 2005, we had 75 full-time employees, 15 of whom were engaged in research and development. Our future success depends in part on our ability to recruit and retain talented and trained scientific, technical, marketing and business personnel and competition for these kinds of personnel is intense. None of our employees is represented by a labor union, and we consider our relations with our employees to be good.
Research and Development
      Our future success will depend in large part on our ability to develop and bring to market new products based on our proprietary technology. Accordingly, we devote substantial resources to research and development. We have assembled a scientific staff with a variety of complementary skills in several advanced research disciplines, including molecular biology, immunology and protein chemistry. In addition, we maintain consulting and advisory relationships with a number of prominent researchers.
      During 2002, 2003 and 2004, Matritech spent approximately $3.8 million, $2.6 million and $2.7 million, respectively, on research, development and clinical affairs. Substantially all of these expenditures were related to the development of diagnostic products and conducting clinical trials.
      Our expenditures and strategy for research and development are set out in greater detail in Item 7, Management’s Discussion and Analysis, Research and Development, and Clinical Expenses.

Recent Developments
      On March 4, 2005, we entered into a purchase agreement (the “Purchase Agreement”) which provides for the sale through a Private Placement of an aggregate of 1,426,124 shares of our Series A Convertible Preferred Stock, par value $1.00 per share (the “Series A Preferred Stock”) and the issuance to the investors of warrants to purchase 4,991,434 shares of our common stock at a price of $1.47 per share. Each share of our Series A Preferred Stock is convertible into ten shares of our common stock. We cannot issue all shares of the Series A Preferred Stock that we have agreed to sell without obtaining stockholder approval because the shares into which the Series A Preferred Stock are convertible would exceed 20% of our outstanding common stock.
      The table below provides highlights of the Private Placement including of the First Closing which has occurred and the Second Closing which is subject to stockholder approval.

				Common Stock
				upon	Investor
			Shares of	Conversion of	Warrants to
	Stockholder		Series A	Series A	Purchase
	Approval		Preferred	Preferred	Common at	Total
	Needed	Status	Stock	Conversion	$1.47	Consideration

First Closing	No	Completed March 2005	670,272	6,702,720	4,991,434	$5,898,394
Second Closing	Yes	If Approved, May 2005	755,852	7,558,520	0	$6,651,498
      On March 4, 2005, we completed a private placement of 670,272 shares of Series A Convertible Preferred Stock (“Series A Preferred Stock”), with accompanying investor warrants to purchase 4,991,434 shares of our common stock, for an aggregate consideration of $5,898,394 (before cash commissions and expenses of approximately $500,000). In addition, we issued warrants to a placement agent for a total of 656,920 shares of common stock. All of the warrants have an exercise price of $1.47 per share, become exercisable on September 5, 2005 and expire on March 4, 2010. Each share of Series A Preferred Stock is convertible into ten shares of our common stock, which equates to a price of $0.88 per share of common stock. This conversion price and the exercise price of the warrants are subject to adjustment in the event of subsequent dilutive issuances. The holders of Series A Preferred Stock are entitled to a liquidation preference and have the benefit of covenants of the Company not to liquidate, merge, sell control or substantially all assets, issue debt or senior equity securities, or amend the charter in any way adverse to the holders. We have committed to file registration statements covering the shares of our common stock into which the Series A Preferred Stock is convertible and the shares for which the Warrants may be exercised. If we fail to timely register the shares we have committed to register, we may be subject to penalties, including payment of 1.5% of the consideration paid for the Series A Preferred Stock for each thirty day period of delay in registration. We are also obligated not to issue other securities that would be senior to the Series A Preferred Stock, not to incur indebtedness in excess of $2,000,000 except in limited forms, and not to enter into or consummate a transaction which would result in the holders of all the voting power of the our outstanding capital stock having less than a majority of voting power of a surviving entity after a merger, consolidation, share exchange or sale. We are further required to reserve sufficient shares of common stock for issuance upon conversion of the Series A Preferred Stock and exercise of the Warrants and to list the common shares into which the Series A Preferred Stock may be converted or which may result from exercise of the Warrants with the American Stock Exchange.
      We will seek stockholder approval of this transaction at our Annual Meeting of Stockholders to be held on May 25, 2005 or such other date to which such meeting may be adjourned. Under the Purchase Agreement and under American Stock Exchange Rule 713, we need stockholder approval to sell additional shares of Series A Preferred Stock. Stockholder approval is also necessary to enable us issue more shares of common stock upon conversion of the Series A Preferred Stock or to issue shares of common stock at a lower exercise price for the Warrants if the anti-dilution provisions that we have agreed to take effect.

      If stockholder approval is received, we intend to complete a second closing for the sale of an additional 755,852 shares of Series A Preferred Stock for an aggregate consideration of $6,651,498 (before cash commissions and expenses), and will issue additional five year placement agent warrants for a further 740,796 shares of common stock at an exercise price of $1.47 per share.
      This sale has been deemed to be a dilutive issuance under the terms of our Convertible Debentures and our March 2003 Warrants. As a result, as of March  4, 2005, the Convertible Debentures are currently exercisable into 2,525,523 shares of our common stock at a price of $0.99 per share, representing an increase of 869,623 shares from the conversion terms of the Debentures at December 31, 2004, and the March Warrants are exercisable to purchase shares of our common stock at a price of $0.88 per share. We have calculated an additional beneficial conversion charge totaling approximately $442,000 which will be recorded as a debt discount in the first quarter of 2005 and amortized over the remaining life of the Debentures.
Available Information
      We are subject to the informational requirements of the Securities Exchange Act, and in accordance with those requirements file reports, proxy statements and other information with the Securities and Exchange Commission. You may read and copy the reports, proxy statements and other information that we file with the Commission under the informational requirements of the Securities Exchange Act at the Commission’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Please call 1-800-SEC-0330 for information about the Commission’s Public Reference Room. The Commission also maintains a Website that contains reports, proxy and information statements and other information regarding registrants that file electronically with the Commission. The address of the Commission’s website is www.sec.gov. Our website is www.matritech.com. We make available through our website, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Commission. Information contained on our website is not a part of this report.

Item 2.	Properties.
      Our corporate headquarters in Newton, Massachusetts which houses our research and development and manufacturing facilities comprise approximately 22,500 square feet. Our lease expires on December 31, 2010, with the right to renew for an additional five-year period at the then market rate. The annual base rent for each year of the present term is $414,360. These facilities are adequate to meet our expected growth for at least the next two years and would not require any substantial modification or expansion if we were to start manufacturing any additional products or components used in our products. Additionally, we lease approximately 5,700 square feet of sales office space in Freiburg, Germany. The German lease is for a term of five years and expires on January 31, 2006, with the right to renew for an additional three-year period. The annual base rent for each year of the term is approximately $70,000. These facilities are adequate to meet our expected growth for at least the next year.

Item 3.	Legal Proceedings.
      In December 2003, a third party complaint was filed against us by the lessor of the property we occupy in Newton, Massachusetts in a suit brought against the lessor by a former employee of ours. The action was filed in Middlesex County Superior Court, Massachusetts under the caption Kira Shapiro et al v. Francis Biotti as Trustee of One Nevada Street Realty Trust, Civil Action No. 02-05439. In the underlying action, the plaintiff sought damages for personal injuries allegedly sustained as a result of the negligence of the lessor in maintaining the interior of the leased premises. Our lessor sought reimbursement from us for any amounts for which he may be held liable. The plaintiffs’ action was dismissed by the court on January 25, 2005, and a stipulation of dismissal covering the third party claims against us was filed with the court on January 28, 2005. These dismissals conclude the case.

      In the course of conducting our business we are, from time to time, involved in litigation and other disputes. We do not currently anticipate that any pending litigation or dispute will have a materially adverse affect on the Company.

Item 4.	Submission of Matters to a Vote of Security Holders.
      No matters were submitted to a vote of security holders during the fourth quarter of 2004.
PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
      Since January 6, 2004, our common stock has been listed on the American Stock Exchange under the symbol “MZT”. From January 27, 2003 through January  5, 2004, our common stock was traded on The NASDAQ SmallCap Market under the symbol: “NMPS.” Prior to January 27, 2003, our common stock was traded on the NASDAQ National Market. The following table sets forth the range of quarterly high and low bid price information for the common stock as reported by the American Stock Exchange, NASDAQ SmallCap Market and NASDAQ National Market.

	High	Low

Fiscal 2003
First Quarter	$2.610	$1.550
Second Quarter	2.940	1.800
Third Quarter	2.650	1.900
Fourth Quarter	2.480	1.690
Fiscal 2004
First Quarter	$2.100	$1.320
Second Quarter	1.580	1.100
Third Quarter	1.320	1.000
Fourth Quarter	1.250	0.870
      As of March 1, 2005, there were approximately 370 shareholders of record. We believe that shares of our common stock held in bank, money management, institution and brokerage house “nominee” names may account for an estimated 9,500 additional beneficial holders.
      We have never paid cash dividends on our common stock. We currently intend to retain any earnings to finance future growth and therefore do not anticipate paying any cash dividends in the foreseeable future.
Recent Sales of Unregistered Securities
      During the fiscal year ended December 31, 2004, we issued the following securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”):
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
      On March 4, 2005, we completed a private placement of 670,272 shares of Series A Convertible Preferred Stock (“Series A Preferred Stock”), with accompanying investor warrants to purchase 4,991,434 shares of our common stock, for an aggregate consideration of $5,898,394 (before cash commissions and expenses of approximately $500,000). In addition, we issued warrants to a placement agent for a total of 656,920 shares of common stock. All of the warrants have an exercise price of $1.47 per share, become exercisable on September 5, 2005 and expire on March 4, 2010. Each share of Series A Preferred Stock is convertible into ten shares of our common stock, which equates to a price of $0.88 per share of common stock. This conversion price and the exercise price of the warrants are subject to adjustment in the event of subsequent dilutive issuances. The holders of Series A Preferred Stock are entitled to a liquidation preference and have the benefit of covenants of the Company not to liquidate, merge, sell control or substantially all assets, issue debt or senior equity securities, or amend the charter in any way adverse to the holders. We have committed to file registration statements covering the shares of our common stock into which the Series A Preferred Stock is convertible and the shares for which the Warrants may be exercised. If we fail to timely register the shares we have committed to register, we may be subject to penalties, including payment of 1.5% of the consideration paid for the Series A Preferred Stock for each thirty day period of delay in registration. We are also obligated not to issue other securities that would be senior to the Series A Preferred Stock, not to incur indebtedness in excess of $2,000,000 except in limited forms, and not to enter into or consummate a transaction which would result in the holders of all the voting power of the our outstanding capital stock having less than a majority of voting power of a surviving entity after a merger, consolidation, share exchange or sale. We are further required to reserve sufficient shares of common stock for issuance upon conversion of the Series A Preferred Stock and exercise of the Warrants and to list the common shares into which the Series A Preferred Stock may be converted or which may result from exercise of the Warrants with the American Stock Exchange.
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

Issuer Purchases of Equity Securities
      We did not repurchase any shares of our common stock during the fourth quarter of 2004.

Item 6.	Selected Financial Data.
      The selected financial data presented below for each year in the five-year period ended December 31, 2004 have been derived from our consolidated financial statements. This data should be read in conjunction with the financial statements, related notes, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial information included elsewhere in this Form 10-K.

	2000	2001	2002	2003	2004

Statements of Operations Data:
Revenue:
Product sales and collaboration fees	$1,245,611	$2,340,940	$3,280,131	$4,375,211	$7,483,095

Expenses:
Cost of product sales	983,466	1,705,908	2,149,115	2,008,954	2,579,581
Research, development and clinical	2,295,097	3,362,024	3,805,435	2,647,716	2,726,030
Selling, general and administrative(1)	5,130,124	6,151,330	5,657,908	6,574,088	10,545,268

Total operating expenses	8,408,687	11,219,262	11,612,458	11,230,758	15,850,879

Loss from operations	(7,163,076)	(8,878,322)	(8,332,327)	(6,855,547)	(8,367,784)
Interest income	345,644	169,665	75,164	76,629	97,741
Interest expense	(18,822)	(22,170)	(21,111)	(1,099,372)	(2,853,112)

Net loss	$(6,836,254)	$(8,730,827)	$(8,278,274)	$(7,878,290)	$(11,123,155)

Basic/diluted net loss per common share	$(0.28)	$(0.33)	$(0.27)	$(0.24)	$(0.27)

Weighted average number of common shares outstanding	24,802,015	26,319,329	30,490,071	32,956,888	40,686,755

	2000	2001	2002	2003	2004

Balance Sheet Data:
Cash and cash equivalents	$4,661,005	$4,819,733	$4,172,013	$7,518,124	$4,906,178
Working capital	4,587,611	4,337,372	3,663,781	5,434,456	3,179,745
Total assets	6,595,468	6,612,260	6,818,173	10,418,320	8,245,996
Long-term debt(2)	157,381	102,300	316,433	1,338,062	377,770
Accumulated deficit	(54,111,486)	(62,842,313)	(71,120,587)	(78,998,877)	(90,122,032)
Total stockholders’ equity(3)	$5,568,008	$5,221,862	$3,838,985	$4,798,230	$3,394,912

(1)	2000 and 2001 results include goodwill amortization totaling $49,021 and $86,817, respectively.

(2)	At December 31, 2004 and 2003 the face value of our current and long-term debt was $3,103,991 and $5,326,848 and the carrying value was $1,782,191 and $3,193,776, respectively

(3)	On March 4, 2005 we completed a financing with total proceeds of approximately $5,400,000. See Recent Developments.
      The results of operations for the years ended December 31, 2001, 2002, 2003 and 2004 include the activities of our European subsidiary, Matritech GmbH. The results of operations for the year ended December 31, 2000 include the activities of Matritech GmbH, from June 28, 2000 (the date of acquisition) to December 31, 2000.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
      This Annual Report, other reports and communications to security holders, as well as oral statements made by our officers or agents may contain forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements may relate to, among other things, our future revenues, operating income and the plans and objectives of management. In particular, certain statements contained in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in “Factors That May Affect Future Results” constitute forward-looking statements. Actual events or results may differ materially from those stated in any forward-looking statement. Factors that may cause such differences are discussed below and in our other reports filed with the Securities and Exchange Commission ( “SEC”).
Overview
      Our most important source of revenue and revenue growth are our NMP22 products developed by our scientists and based upon our proprietary NMP technology. NMP22 product sales exceeded sales from other products for the first time in 2003, increased substantially in 2004 and we expect them to be our largest and most important source of revenue for the foreseeable future. We continue to distribute allergy and other diagnostic products for a variety of third parties in Europe. Revenues from these products in 2004 increased in dollars due to favorable exchange rates but decreased in Euros. We expect revenues measured in Euros to continue to decline. Prior to 2003, our revenues were derived primarily from selling products made by others and through licensing fees and other payments from strategic partnerships or alliances.
      Effective November 2003, we changed our U.S. distributor arrangement with Cytogen for our most important product, our NMP22 BladderChek Test, to permit us to sell it directly to urologists as we have done in Germany since 2001. This change resulted in increased sales, increased revenue per test, improvement in our gross profit margin and increased sales, general and administrative (“SG&A”) expenses in 2004 compared to 2003. Effective December 31, 2004 all remaining terms of our distribution contract with Cytogen expired. As a result, since any potential risk of product returns lapsed, we recognized the remaining deferred revenue from Cytogen’s purchases which resulted in approximately $60,000 of non-recurring income.
      SG&A expenses substantially increased in 2004 over 2003. This increase was caused primarily by the higher costs needed to support the direct distribution of the NMP22 BladderChek Tests by adding to our direct sales force. The increased selling expenditures will likely increase our losses in the short term (See “Results of Operations” below), but our goal is to generate sufficient additional gross profit from sales growth to cover our increased selling expenses and achieve our goal of profitability. In addition, because the financial future of Matritech is so closely related to increasing the sales of NMP22 BladderChek Tests, we are taking steps to ensure we can meet anticipated demand for these devices in the future.
      We are continuing our collaboration with Sysmex Corporation, a leading manufacturer of automated laboratory instruments based in Kobe, Japan, in the field of cervical sample testing. We are also continuing the development of our core diagnostic technology in breast cancer. We measure our progress in such programs by achievements such as entering into new strategic partnerships or alliances (See “Agreements” below), obtaining positive clinical trial results (See “Products”), and ultimately securing regulatory approvals such as our four FDA approvals for NMP22 products. If we can successfully leverage our strategic partnerships, we expect to meet our goal of limiting the increase in our own annual research and development expenditures to less than 20% per year over the next few years. Research and development expenditures were 3% higher in 2004 than comparable expenses in 2003.
      We have been unprofitable since inception and expect to incur significant additional operating losses for at least the next few years. For the period from inception to December 31, 2004, we incurred a cumulative net loss of approximately $90 million. To provide funds to support our new direct sales force and our ongoing research and development efforts, we raised additional capital in 2004 and in March 2005 as we have in past years. A failure to adequately finance the company could have a material adverse impact on our ability to achieve our objectives. Success in raising equity to fund the cost of these product distribution and development programs is an important element of our strategy.
Results of Operations

Year Ended December 31, 2003 Compared with Year Ended December 31, 2004

Revenues

	2003	2004	$ Change	% Change

Product Sales (net of allowances):
NMP22 BladderChek Test Sales	$1,362,000	$4,466,000	$3,104,000	228%
NMP22 Lab Test Kit Sales	814,000	903,000	89,000	11%
Other Product Sales	1,842,000	1,906,000	64,000	3%

Total Product Sales	4,018,000	7,275,000	3,257,000	81%
Alliance and Collaboration Revenue	357,000	208,000	(149,000)	(42)%

Total Revenue	$4,375,000	$7,483,000	$3,108,000	71%

      The NMP22 product revenue increase is due to a $2,956,000 sales increase, primarily in the U.S. and Europe, and a $237,000 favorable exchange rate impact. BladderChek Test sales accounted for approximately 83% of sales in the NMP22 product line in 2004, compared to 63% in 2003. The BladderChek Test sales growth is the result of increased selling efforts applied to the test, principally through initiating a direct-to-the-doctor selling effort in the United States in the fourth quarter of 2003, continuing our direct-to-the-doctor selling activity in Germany and obtaining additional reimbursement coverage by Medicare and other health plan insurance payors throughout the United States. We announced in April 2004 that Medicare reimbursement programs in 49 states cover the BladderChek Test for both monitoring and diagnosis of bladder cancer, giving our customers reimbursement coverage for nearly all 39 million Medicare-eligible lives in the United States. Since most people who suffer from bladder cancer are over the age of 65, the majority of those in the U.S. being treated or at risk for bladder cancer are Medicare insured. We include in the category of Lab Test Kit sales the sale by Diagnostic Products Corporation (“DPC”) of a fully automated laboratory test incorporating our NMP22 technology that DPC manufactures for use on its automated laboratory analyzers. The increase in the Lab Test Kit sales is due to continued sales growth in the US offset by a decline in distributor sales in markets other than Germany and the US.
      Revenue from sales of non-NMP22 products increased by $64,000 due to a $176,000 favorable exchange rate impact offset by a sales decrease. The sales decrease compared to last year is due to lower customer orders, which we attribute to a drop in office visits caused by a new patient fee structure in Germany.
      Alliance and collaboration revenue decreased by $149,000 as the 2004 period included alliance revenue related to special projects undertaken on behalf of Sysmex and reimbursed by them. Those projects were essentially completed during 2003.
      During 2003 and 2004, we shipped approximately $291,000 and $199,000 of the NMP22 BladderChek Test to distributors for which we did not have sufficient history to estimate returns. We recognize these shipments as revenue when the distributor reports to us that it has either shipped or disposed of the devices (indicating that any potential risk of return has lapsed). In the fourth quarter of 2004, we recorded approximately $60,000 of revenue from a former distributor, Cytogen, because our distribution contract with them expired, indicating that any potential risk of return has lapsed. The rest of the NMP22 BladderChek Test shipments are made directly to physicians and/or their clinics and hospitals. We recognize revenue for these transactions upon shipment when, among other conditions, the risk of loss has passed to the customer. We are focusing our sales efforts on direct sales and expect that sales to distributors will be less significant to our results of operations in future years. See Critical Accounting Policies.
      Deferred collaboration fees represent upfront non-refundable payments that are recognized as we complete our performance obligations. During 2003 and 2004, we collected approximately $159,000 and $118,000 of collaboration fees which were deferred until we complete our obligations. See Critical Accounting Policies.
      Deferred revenue consists of the following:

	2003	2004	$ Change	% Change

Collaboration fees	$828,000	$738,000	$(90,000)	(11)%
Deferred product revenue	340,000	285,000	(55,000)	(16)%

	$1,168,000	$1,023,000	$(145,000)	(12)%

Cost of Product Sales

	2003	2004	$ Change	% Change

Product Sales	$4,018,000	$7,275,000	$3,257,000	81%
Cost of Product Sales	2,009,000	2,580,000	571,000	28%

Gross Profit	$2,009,000	$4,695,000	2,686,000	134%

Gross Profit Margin	50%	65%
      The decrease in cost of product sales on a percentage of revenue basis and the increase in our gross profit margin is largely the result of (i) higher price per unit in the United States we receive because we are now selling NMP22 products directly rather than through a distributor, (ii) increased sales of higher margin NMP22 products worldwide as a percentage of total sales and (iii) favorable exchange rates.

Research and Development and Clinical Expenses

	2003	2004	$ Change	% Change

Research and Development, Clinical and Regulatory Expenses	$2,648,000	$2,726,000	$78,000	3%
      Research and development, clinical and regulatory expenses increased slightly over 2003. The nature of our research and development, clinical and regulatory activities and the related expenses in 2004 have not changed significantly over 2003.

Selling, General and Administrative Expenses

	2003	2004	$ Change	% Change

Gross Profit	$2,009,000	$4,695,000	$2,686,000	134%
Selling, General and Administrative Expenses	6,574,000	10,545,000	3,971,000	60%
SG&A as % of Gross Profit	327%	225%
      Selling, general and administrative expenses increased primarily due to a $2,194,000 increase in payroll costs resulting from increased headcount, mainly to support direct sales efforts described above, and a $935,000 increase in sales-related marketing expenses. In addition, there was an unfavorable foreign currency exchange rate impact of $250,000 on non-US selling, general and administrative expenses, a $216,000 increase in recruiting costs and a $184,000 increase in costs incurred to comply with the Sarbanes-Oxley legislation. These increases were partially offset by a decrease in outside legal expense of $134,000.

      We believe that a decrease in our SG&A expenses as a percentage of our gross profit from 327% in 2003 to 225% in 2004 is a useful measure of our performance. We expect gross profits to increase more rapidly than sales as our higher margin NMP22 products, including our NMP22 Lab Test Kit and NMP22 BladderChek Test, become a larger percentage of our sales and the lower margin non-NMP22 products decrease as a percentage of sales. We also expect the growth in gross profits to exceed the growth in SG&A expenses, and that SG&A expenses as a percent of our gross profit should continue to decline.

Operating Loss

	2003	2004	$ Change	% Change

Operating Loss	$6,856,000	$8,368,000	$1,512,000	22%
      The operating loss increased primarily due to increased selling, general and administrative expenses discussed above.

Interest Income

	2003	2004	$ Change	% Change

Interest Income	$77,000	$98,000	$21,000	27%
      Interest income increased slightly over 2003 due to a higher average cash balance offset by lower interest rates.

Interest Expense

	2003	2004	$ Change	% Change

Interest Related to Convertible Debt:
Interest Paid in Cash	$63,000	—	$(63,000)	(100)%
Interest Paid (or to be Paid) in Stock	224,000	309,000	85,000	38%
Non-Cash Charges to Interest Expense	789,000	2,536,000	1,747,000	221%

Total	$1,076,000	$2,845,000	$1,769,000	164%
Interest Related to Other Debt:
Interest Paid in Cash	$23,000	$8,000	$(15,000)	(65)%

Total Interest	$1,099,000	$2,853,000	$1,754,000	160%

      Interest expense increased substantially in 2004 because we completed a $5 million private placement of Convertible Debentures in March of 2003 and, subsequent to issuance, have recorded an additional $4.1 million of non-cash charges related to the Convertible Debentures which are being charged to our income statement through March 2006. As of December 31, 2004, approximately $3.2 million of the $4.6 million non-cash charges and deferred financing costs have been amortized and charged as interest expense and the remaining $1.4 million will be amortized using the effective interest rate method over the remaining quarters through March 2006.
      The Convertible Debentures allow the interest and principal to be paid in common stock at a discount to valuation, but only if (i) we are not in default under the terms of the Convertible Debentures, (ii) there is an effective registration statement covering such shares, (iii) our common stock is listed on one of American Stock Exchange, New York Stock Exchange, Nasdaq National Market or Nasdaq SmallCap Market, (iv) we have provided proper notice of our election to make payments in stock and have made payment of all other amounts then due under the Convertible Debentures, (v) the issuance of such shares would not cause the holders to own more than 9.999% of the outstanding shares of our common stock, (vi) no public announcement of a change of control or other reclassification transaction has been made and (vii) we have sufficient authorized but unissued and unreserved shares to satisfy all share issuance obligations under the March 2003 financing. The 2004 quarterly interest payments totaling $309,000 were made in stock and the monthly principal repayments of $192,000 each commencing in

March 2004 (totaling $1,920,000 at December 31, 2004) were made in stock and unless a default occurs, the remaining payments scheduled for both interest and principal are expected to be made in stock.
      Non-Cash Charges to Interest Expense consisted of:

•	$211,000 of amortized deferred financing costs, which contributed to reducing the original $475,000 balance of deferred financing costs to $119,000 at December 31, 2004;

•	$175,000 of non-cash charges to record the discount to valuation incurred when making the principal and interest repayments in stock rather than cash;

•	$2,150,000 of amortized debt discount, which contributed to reducing the aggregate debt discount of $4,116,000 on our $5,000,000 note to $1,322,000 at December 31, 2004. This debt discount is composed of the following: the fair value allocated to the warrants issued in conjunction with the convertible debt, the charge to account for the beneficial conversion feature recorded at the date the debt was entered into, and additional charges to account for the beneficial conversion feature recorded in the fourth quarter of 2003 and the first quarter of 2004 as a result of the triggering of the anti-dilution provisions.
      The following table demonstrates the accounting for the Convertible Debentures and related discounts during 2003 and 2004 and the resulting balance at December 31, 2004.

Value of Debentures

Original Value of Debt	$5,000,000
Discounts Recorded in 2003	(2,777,000)
2003 Amortization of Discounts	644,000

Carrying Value of Debt at 12/31/2003	$2,867,000

Discounts Recorded in 2004	(1,339,000)
2004 Amortization of Discounts	2,150,000
Payment in Stock	(1,923,000)

Carrying Value of Debt at 12/31/04	$1,755,000

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

Year Ended December 31, 2002 Compared with Year Ended December 31, 2003

Revenues

	2002	2003	$ Change	% Change

Product Sales:
NMP22 Product Sales	$1,180,000	$2,176,000	$996,000	84%
Other Product Sales	1,914,000	1,842,000	(72,000)	(4)%

Total Product Sales	3,094,000	4,018,000	924,000	30%
Alliance and Collaboration Revenue	186,000	357,000	71,000	92%

Total Revenue	$3,280,000	$4,375,000	$1,095,000	33%

      The NMP22 product line increase was due to a $718,000 sales increase, primarily in the U.S. and Europe, and a $278,000 favorable exchange rate impact. This sales growth is the result of increased selling efforts applied to the NMP22 BladderChek Test, principally through continuing our direct-to-the-urologist selling activity in Germany, assisting our distributor’s salesforce in the United States, and, in the fourth quarter, augmenting our direct-to-the-doctor selling effort in the United States.
      Product sales of the other products distributed by Matritech GmbH decreased by $400,000 due to decreased customer demand and an increased focus on the NMP22 product line. This decrease was offset by a $328,000 favorable exchange rate impact.
      During 2002 and 2003, we shipped approximately $344,000 and $291,000 of the NMP22 BladderChek Test to distributors for which we did not have sufficient history to estimate returns. Accordingly, these amounts were recorded as deferred revenue at December 31, 2002 and 2003, respectively, and are recognized as revenue when the distributor reports to us that it has either shipped or disposed of the devices (indicating that the return period has lapsed).
      The increase in alliance and collaboration revenue was primarily due to the timing of research and development activity under our collaboration agreements. Deferred collaboration fees represented upfront non-refundable payments that are recognized as we complete our performance obligations. See Critical Accounting Policies.
      Deferred revenue consisted of the following:

	2002	2003	$ Change	% Change

Collaboration fees	$867,000	$828,000	$(39,000)	(4)%
Deferred product revenue	360,000	340,000	(20,000)	(6)%

	$1,227,000	$1,168,000	$(59,000)	(5)%

Cost of Product Sales

	2002	2003	$ Change	% Change

Product Sales	$3,094,000	$4,018,000	$924,000	30%
Cost of Product Sales	2,149,000	2,009,000	(140,000)	(7)%

Gross Profit	$945,000	$2,009,000	1,064,000	113%

Gross Profit Margin	31%	50%
      The decrease in cost of product sales on a percentage basis and the increase in our Gross Profit Margin was largely the result of increased sales of NMP22 products which carry higher margins than other products.

Research and Development and Clinical Expenses

	2002	2003	$ Change	% Change

Research and Development, Clinical and Regulatory Expenses	$3,805,000	$2,648,000	$(1,157,000)	(30)%
      Research and development, clinical and regulatory expenses decreased primarily due to a $640,000 decrease in site payments as we finished collecting the clinical specimens which can be used to rapidly evaluate new tests under development for breast and prostate cancer. Other decreases included a $152,000 decrease in consultant costs and a $115,000 decrease in laboratory supplies.

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

Operating Loss

	2002	2003	$ Change	% Change

Operating Loss	$8,332,000	$6,856,000	$(1,476,000)	(18)%
      The operating loss decreased primarily due to increased revenue and decreased research and development expenses discussed above.

Interest Income

	2002	2003	$ Change	% Change

Interest Income	$75,000	$77,000	$2,000	3%
      Interest income increased slightly over 2003 due to a higher average cash balance offset by lower interest rates.

Interest Expense

	2002	2003	$ Change	% Change

Interest Related to Convertible Debt:
Interest Paid in Cash	—	$63,000	$63,000	100%
Interest Paid in Stock	—	193,000	193,000	100%
Non-Cash Charges to Interest Expense	—	789,000	789,000	100%
Accrued Interest	—	31,000	31,000	100%

Total	—	$1,076,000	$1,076,000	100%
Interest Related to Other Debt:
Interest Paid in Cash	$21,000	$23,000	$2,000	10%

Total Interest	$21,000	$1,099,000	$1,078,000	5133%

      Interest expense increased in 2003 principally because we sold a $5 million Convertible Debenture and warrants to purchase 784,314 shares of common stock in March of 2003. The debenture allows the interest and principal to be paid in common stock at a discount to valuation, but only upon the conditions set forth above. The first of the quarterly interest payments was made in cash because our shares could not be used at that time to make the payment. The remaining two quarterly payments, totaling $193,000, were made in stock.
      Amortization of Non-Cash Charges to Interest Expense consisted of

•	$146,000 of amortized deferred offering costs, which reduced the original $475,000 balance of deferred financing costs to $329,000 at December 31, 2003;

•	$644,000 of amortized debt discount, which reduced the $2,777,000 of debt discount on our $5,000,000 note to $2,133,000 at December 31, 2003. This debt discount was composed of the following: the fair value allocated to the warrants issued in conjunction with the convertible debt, the beneficial conversion feature recorded at the date the debt was entered into and the additional beneficial conversion feature recorded in the fourth quarter in connection with the anti-dilution provisions triggered by the fourth quarter financing.

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
Liquidity and Capital Resources
      We have incurred losses from operations since our inception. We have financed our operations primarily through private and public offerings of our equity securities, through funded development and marketing agreements and through product sales. Of our $90,122,000 accumulated deficit, essentially all was financed with various equity securities. At December 31, 2004, we had cash and cash equivalents of $4,906,000 and working capital of $3,180,000. Based on our expected rate of cash utilization, our cash at December 31, 2004 plus the financing we completed in March 2005 is expected to last through at least December 31, 2005 provided we pay interest and principal on our Convertible Debentures in stock. Our financing plans include continuing to seek to raise additional capital and we will consider various financing alternatives, including equity or debt financings and corporate partnering arrangements. However, we may not be able to raise needed capital on terms that are acceptable to us, or at all. If we raise funds on unfavorable terms, we may provide rights and preferences to new investors which are not available to current shareholders. In addition, our existing financing arrangements contain anti-dilutive provisions which may require us to issue additional securities if certain conditions are met. If we do not receive additional financing or do not receive an adequate amount of additional financing, we will be required to curtail our expenses by reducing research and/or marketing or by taking other steps that could hurt our future performance, including but not limited to, the premature sale of some or all of our assets or product lines on undesirable terms, merger with or acquisition by another company on unsatisfactory terms or the cessation of operations. Any future equity financings will dilute the ownership interest of our existing investors and may have an adverse impact on the price of our common stock. Any of the foregoing steps will have a material adverse effect on our business, financial condition and results of operations. There can be no assurance that capital will be available on terms acceptable to us, if at all.
      Equity and convertible debt were our principal sources of cash in both 2003 and 2004, and equity is expected to be our principal source of cash in 2005. After 2005, if we need to raise additional capital in order to fund our operations, we expect it will be through third party financing of debt or equity. While we have been successful in raising adequate equity capital to fund Company operations, numerous factors could adversely affect our ability to do so in the future and could affect the Company’s operations adversely. See Recent Developments and Factors That May Affect Future Results — “We will need to obtain additional capital in the future and if we are unable to obtain such capital on acceptable terms, or at the appropriate time, we may not be able to continue our existing operations.”

	2003	2004

Net Loss	$(7,878,000)	$(11,123,000)
Non-cash Charges	1,244,000	3,112,000
Changes in Assets and Liabilities	(28,000)	(9,000)

Net Operating Uses	(6,662,000)	(8,020,000)
Net Investment Uses	(182,000)	(230,000)
Net Financing Sources	10,057,000	5,645,000
Foreign exchange effect	134,000	(7,000)

Change in cash and cash equivalents	$3,347,000	$(2,612,000)

      Our operating activities used cash in 2003 and 2004 primarily to fund our operating losses excluding non-cash charges. The non-cash charges in 2003 and 2004 were due to amortization of debt discount and deferred charges related to our convertible debt. In 2004, Changes in Assets and Liabilities remained relatively flat mainly because the increases in accounts receivable and inventories were offset by increases in accounts payable and accrued expenses. However, we expect Changes in Assets and Liabilities to be a use of cash in the foreseeable future because we expect accounts receivable and inventory to grow as product sales increase at a faster rate than other working capital accounts.
      Direct-to-the-doctor sales represent approximately 60% of total sales worldwide. While we do not have enough data to be certain, we expect that the Days Sales Outstanding (“DSO”) is likely to be higher in the future than the 43 days measured at December 31, 2004. The comparable measurement at December 31, 2003 was 50 days.
      We will, as we deem necessary or prudent, continue to seek to raise additional capital and will consider various financing alternatives, including equity or debt financings convertible into equity and corporate partnering arrangements. We do not expect to raise significant debt capital over the next year because our Convertible Debenture has a prohibition against any debt having a ranking senior to the Convertible Debenture. Since we are obliged to retire the Convertible Debenture over the next two years and are permitted to do so with common stock, this constraint on our financing choices should be removed by the end of the first quarter of 2006.
      In July 2002, we entered into a term note for $410,000 with Citizens Bank of Massachusetts to finance an equipment purchase. The term note was payable over four years, bore interest at 1% plus the bank’s prime rate and contained a covenant which required us to maintain a cash balance of $250,000 at all times. This note was collateralized by the capital equipment. The note was repaid in full during 2004.
      If we raise funds on unfavorable terms, we may provide rights and preferences to new investors which are not available to current shareholders or debt holders. For example, the Convertible Debenture financing granted the holders anti-dilution rights which were not granted to any other equity or warrant holder. When we completed our financing in March, 2004, the conversion price of the debentures was adjusted downward from $1.87 to $1.51 which resulted in 612,944 shares of additional dilution or about 1% of the fully diluted stock on an “if converted” basis in the table below. Future sales of common stock below $1.51 could result in additional dilution for which the Company would receive no additional consideration.

      Any future equity financings will dilute the ownership interest of our existing investors and may have an adverse impact on the price of our common stock. As of December 31, 2004, our fully diluted if converted common shares were:

Common stock outstanding	43,015,000
Stock reserved for converting debentures	2,649,000
Stock reserved for warrant exercises	5,000,000
Stock reserved for outstanding stock options	2,589,000

Total	53,253,000

      The above table includes shares we may use for payment of interest on our Convertible Debenture and the extra shares which may be required if we redeem the debenture rather than the holder converting it. We plan to use our common stock to pay such interest and to redeem the debenture if it is not converted, and such use of our common stock will result in further dilution, particularly if our share price declines significantly. The above chart also does not include any additional shares we may be required to issue if we engage in a financing transaction which is deemed to be an anti-dilutive issuance under the terms of our Convertible Debenture.
      Since our authorized common stock is 90 million shares, if our shareholders do not authorize additional stock when requested, we may be unable to issue adequate amounts of additional equity to finance the Company appropriately.

Financings
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
      On October 15, 2003 and on November 6, 2003, we completed private placements of 3,593,893 and 299,402 shares respectively of our common stock at a price of $1.67 and warrants to purchase 1,257,861 and 104,790 shares respectively of our common stock at a price of $2.45 per share for an aggregate consideration of $6,501,802 (before cash commissions and expenses of approximately $853,000). In addition, we issued warrants to various placement agents for a total of 546,553 shares at exercise prices ranging from $1.67 to $2.70. The warrants issued are exercisable until October 15, 2008 and November  6, 2008 respectively. Securities included in the November 6, 2003 private placement were purchased by a distributor of our products in the Far East as part of a strategic investment in Matritech. These sales have been deemed to be a dilutive issuance under the terms of the Convertible Debentures and our March Warrants. As a result, the Convertible Debentures became convertible into 2,673,797 shares of our common stock at a price of $1.87 per share, representing an increase of 713,012 shares from the conversion terms of the debenture at March 31, 2003, and the March Warrants are exercisable to purchase shares of our common stock at a price of $1.67 per share. The value of these additional shares will be treated as additional interest expense over the term of the Debentures.
      On March 19, 2004 we completed a private placement of 4,858,887 shares of our common stock at a price of $1.35 and warrants to purchase 1,214,725 shares of our common stock at a price of $2.00 per share for an aggregate consideration of $6,559,500 (before cash commissions and expenses of approximately $713,000). In addition we issued warrants to various placement agents for a total of 434,475 shares at an exercise price of $2.00 per share. The warrants issued as part of this private placement are exercisable until March 19, 2009. This sale has also been deemed to be a dilutive issuance under the terms of the Convertible Debentures and our March 2003 Warrants. As a result, the Convertible Debentures became convertible into 3,183,902 shares of our common stock at a price of $1.51 per share, representing an increase of 612,944 shares from the conversion terms of the debenture at November 6, 2003, and the March 2003 Warrants are exercisable to purchase shares of our common stock at a price of $1.35 per share. An additional beneficial conversion charge totaling approximately $1,340,000 was recorded as a debt discount in the first quarter of 2004 and is being amortized over the remaining life of the Convertible Debentures.
      On March 4, 2005, we entered into a purchase agreement (the “Purchase Agreement”) which provides for the sale through a Private Placement of an aggregate of 1,426,124 shares of our Series A Convertible Preferred Stock, par value $1.00 per share (the “Series A Preferred Stock”) and the issuance to the investors of warrants to purchase 4,991,434 shares of our common stock at a price of $1.47 per share. Each share of our Series A Preferred Stock is convertible into ten shares of our common stock. We cannot issue all shares of the Series A Preferred Stock that we have agreed to sell without obtaining stockholder approval because the shares into which the Series A Preferred Stock are convertible would exceed 20% of our outstanding common stock.
      The table below provides highlights of the Private Placement including of the First Closing which has occurred and the Second Closing which is subject to stockholder approval.

				Common Stock
				upon	Investor
			Shares of	Conversion of	Warrants to
	Stockholder		Series A	Series A	Purchase
	Approval		Preferred	Preferred	Common at	Total
	Needed	Status	Stock	Conversion	$1.47	Consideration

First Closing	No	Completed	670,272	6,702,720	4,991,434	$5,898,394
		March 2005
Second Closing	Yes	If Approved, May 2005	755,852	7,558,520	0	$6,651,498
      On March 4, 2005, we completed a private placement of 670,272 shares of Series A Convertible Preferred Stock (“Series A Preferred Stock”), with accompanying investor warrants to purchase 4,991,434 shares of our common stock, for an aggregate consideration of $5,898,394 (before cash commissions and expenses of approximately $500,000). In addition, we issued warrants to a placement agent for a total of 656,920 shares of common stock. All of the warrants have an exercise price of $1.47 per share, become exercisable on September 5, 2005 and expire on March 4, 2010. Each share of Series A Preferred Stock is convertible into ten shares of our common stock, which equates to a price of $0.88 per share of common stock. This conversion price and the exercise price of the warrants are subject to adjustment in the event of subsequent dilutive issuances. The holders of Series A Preferred Stock are entitled to a liquidation preference and have the benefit of covenants of the Company not to liquidate, merge, sell control or substantially all assets, issue debt or senior equity securities, or amend the charter in any way adverse to the holders. We have committed to file registration statements covering the shares of our common stock into which the Series A Preferred Stock is convertible and the shares for which the Warrants may be exercised. If we fail to timely register the shares we have committed to register, we may be subject to penalties, including payment of 1.5% of the consideration paid for the Series A Preferred Stock for each thirty day period of delay in registration. We are also obligated not to issue other securities that would be senior to the Series A Preferred Stock, not to incur indebtedness in excess of $2,000,000 except in limited forms, and not to enter into or consummate a transaction which would result in the holders of all the voting power of the our outstanding capital stock having less than a majority of voting power of a surviving entity after a merger, consolidation, share exchange or sale. We are further required to reserve sufficient shares of common stock for issuance upon conversion of the Series A Preferred Stock and exercise of the Warrants and to list the common shares into which the Series A Preferred Stock may be converted or which may result from exercise of the Warrants with the American Stock Exchange.
      We will seek stockholder approval of this transaction at our Annual Meeting of Stockholders to be held on May 25, 2005 or such other date to which such meeting may be adjourned. Under the Purchase Agreement and under American Stock Exchange Rule 713, we need stockholder approval to sell additional shares of Series A Preferred Stock. Stockholder approval is also necessary to enable us issue more shares of common stock upon conversion of the Series A Preferred Stock or to issue shares of common stock at a lower exercise price for the Warrants if the anti-dilution provisions that we have agreed to take effect.
      If stockholder approval is received, we intend to complete a second closing for the sale of an additional 755,852 shares of Series A Preferred Stock for an aggregate consideration of $6,651,498 (before cash commissions and expenses), and will issue additional five year placement agent warrants for a further 740,796 shares of common stock at an exercise price of $1.47 per share.
      This sale has been deemed to be a dilutive issuance under the terms of our Convertible Debentures and our March 2003 Warrants. As a result, as of March  4, 2005, the Convertible Debentures are currently exercisable into 2,525,523 shares of our common stock at a price of $0.99 per share, representing an increase of 869,623 shares from the conversion terms of the Debentures at December 31, 2004, and the March Warrants are exercisable to purchase shares of our common stock at a price of $0.88 per share. We have calculated an additional beneficial conversion charge totaling approximately $442,000 which will be recorded as a debt discount in the first quarter of 2005 and amortized over the remaining life of the Debentures.
Contractual Obligations
      In May 2004, we signed an amendment to the original 1995 lease agreement for our space in Massachusetts which extended the lease term for an additional five years, ending December 31, 2010 and granted us an option to extend for an additional five year term commencing January 1, 2011. In June 2004, we signed an amendment to the original 1995 lease agreement to slightly increase the amount of space we lease and the amount of rent expense we pay.
      Our future commitments are described in further detail in Note 4 of the Notes to Consolidated Financial Statements. Our future commitments are as follows:

		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Operating Lease Arrangements	$2,821,000	$618,000	$1,367,000	$836,000	$—
Debt Obligations	3,104,000	2,321,000	783,000	—	—
Purchase Commitments	17,000	17,000	—	—	—

Total	$5,942,000	$2,956,000	$2,150,000	$836,000	$—

      In 2005, we entered into a 1-year maintenance contract with Apex Communications for a new telephone system installation, training and support services. There are no purchase commitments for subsequent years.
      We have no material capital expenditure commitments.
      Our intention is to pay the interest and principal on our Convertible Debentures in stock.
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

2. Delivery has occurred and risk of loss has passed to the buyer

3. The seller’s price to the buyer is fixed or determinable

4. Collectibility is reasonably assured
      When determining whether risk of loss has transferred to customers on product sales, we evaluate both the contractual terms and conditions of our sales agreements as well as our business practices. With regard to our sales to distributors, business practices such as agreeing to product exchanges may indicate the existence of an implied right to return the product even if there are no such contractual provisions for product returns. We treat such practices, whether contractual or implied, as conveying a right of return and will establish provisions for returns when reasonable and reliable estimates can be made. In accordance with SAB 104, where we do not have sufficient history to make reasonable and reliable estimates of returns, revenue associated with such practices is deferred until the return period lapses or a reasonable estimate can be made. This deferred revenue is recognized as revenue when the distributor reports to us that it has either utilized the units or the product shelf life has expired (indicating that the possibility of return is remote).
      When determining whether collectibility is reasonably assured, we evaluate the facts and circumstances associated with the individual transaction. Factors we consider differ depending on the nature of the customer (end user versus distributor), size of the transaction, whether we have a past history with the customer and the geographic location of the customer. For sales transactions to customers who are not end users, we evaluate our prior collection history with the customer and obtain credit reports from external sources, particularly for customers expected to have credit balances in excess of $10,000. We closely monitor our accounts receivable agings for these customers and establish reserves for significantly aged accounts if believed uncollectible, if any. Our collection history has been favorable and we have not been required to establish material bad debt provisions for our significant customers.
      For sales transactions to our end user customers, we generally do not perform credit checks due to the high volume and small size of the transactions. Alternatively, we establish credit limits and closely monitor the aging of our receivable balances. If a customer account ages beyond 90 days, the customer will be put on credit hold and no further revenue will be recognized related to that customer until the outstanding balances are paid in full. At the time of product shipment, we establish reserves for customer allowances based on our collection history and such reserves are recorded as a reduction of revenue. We regularly adjust the reserves based on our actual experience. To date, our history has been in line with our expectations.
      Alliance and collaboration revenue is primarily generated through collaborative license and development agreements with strategic partners for the development and commercialization of our product candidates. The terms of the agreements typically include non-refundable license fees, funding of research and development, payments based upon achievement of certain milestones, payments for product manufacturing and royalties on net product sales. Revenue arrangements where multiple products or services are sold together under one contract to determine if each element represents a separate unit of accounting as defined in Emerging Task Issues Force (EITF) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). EITF 00-21 requires the following criteria to be met for an element to represent a separate unit of accounting:

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
      Accounts Receivable. We periodically review outstanding balances in accounts receivable to determine future collections. Based on our historical experience, current business conditions and expected future collections, management established an allowance for uncollectible accounts. See Revenue Recognition above for further detail. In the event circumstances change to affect the assumptions underlying this allowance, we might be required to take additional write-offs of our accounts receivable balances. With the U.S. transition to a direct sales force, we will be exposed to a greater volume of transactions in the future which we expect to improve our concentration of credit risk but this benefit may be offset by an extended collection cycle.
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
Recent Accounting Pronouncements
      In March 2004, the FASB issued EITF Issue No. 03-1, The Meaning of Other-Than Temporary Impairment and Its Application to Certain Investments, which provides new guidance for assessing impairment losses on debt and equity investments. Additionally, EITF Issue No. 03-1 includes new disclosure requirements for investments that are deemed to be temporarily impaired. The FASB has delayed the application of the accounting provisions until 2005 but requires new disclosures for annual periods ending after June 15, 2004. We do not expect the adoption of this new accounting pronouncement to have a material impact on our financial statements upon adoption.
      In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4, Inventory Pricing. This standard clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and waste material (spoilage). Such abnormal expenses must be recognized in the period in which they are incurred. In addition, SFAS No. 151 requires the allocation of fixed production overhead to inventory based on the normal capacity of the production facilities. Unallocated overheads must be recognized as an expense in the period in which they are incurred. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June  15, 2005. We do not expect the adoption of this new accounting pronouncement to have a material impact on our financial statements upon adoption.
      In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment, (“FAS 123R”) which revises SFAS NO. 123 and requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. Under FAS 123R, the most significant change in practice would be treating the fair value of stock based payment awards that are within its scope as compensation expense in the income statement beginning on the date that a company grants the awards to employees. This pronouncement is effective for the first fiscal period beginning after June 15, 2005. We are currently assessing the impact that the adoption of this standard will have on our financial position and results of operations.
Research and Development
      We are engaged in the research, production and marketing of cancer diagnostic technologies. All of our research and development expenditures, whether conducted by our own staff or by external scientists on our behalf and at our expense, are recorded as expenses as incurred and amounted to approximately $45.4 million for the period since our inception in October of 1987 through December 31, 2004. Research and development expenses include the salaries and related overhead of our research personnel, laboratory supplies, payments to third parties to help us execute clinical trials, depreciation of research related equipment, legal expenses related to filing and prosecuting patents, other direct expenses and an allocation of our occupancy and related expenses based on the square footage occupied by our research and development staff and their laboratories.
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

Discovery Research
      Our primary research focus is on the identification of proteins in the body which are associated with or created by cancerous processes and which, when measured, can provide useful medical information to physicians. Previously, our research focused on discovering the characteristics of these substances using low-throughput research mass spectrometry. Because the cost of research mass spectrometry technology was determined to be too high to create commercially viable products or services, in the last three years our research has been focused on applying high-throughput mass spectrometry methods to measure the proteins characterized as clinical candidates during discovery research and to improving the controls and reproducibility of our mass spectrometry technology. In addition, in 2003 we commenced programs to adapt ligand binding based technology to measure these proteins, particularly NMP66 proteins. Since the development of core test methods applicable to all cancer types has been a major activity of our staff, we have not tried to track spending by product or to allocate our total research costs to individual products.

Product and Service Development
      To develop products which will provide physicians medically useful information, we can utilize our technology in four different ways: Lab Test Kits, Point Of Care Tests, Cellular Analysis Systems and Proprietary Laboratory Procedures as described earlier. See Cancer Diagnostic Product Development. Product development can also involve activities which resemble discovery research because it may be necessary to identify a fraction of the target protein (such as an antibody binding site) or to separate two similar proteins (or two forms of the same protein), or to select an alternative protein in order to complete this stage. Therefore, the risks of discovery may extend into product development in completing a service or a product which delivers useful information to physicians.
      For technological and marketing reasons, we intended to launch our newer technologies — NMP66 and NMP48 — as Proprietary Laboratory Procedures using high throughput mass spectrometry technology. Since Proprietary Laboratory Procedures must be adapted to the skills and technology of a clinical laboratory partner (“lab partner”), we cannot be certain that a lab partner will find our current methods economical and reproducible in their laboratory processing environment. Furthermore, the ability of this technology to generate useful medical information cannot be assessed until we have transferred it to our lab partner and such partner has conducted a successful clinical trial. We do not intend to launch development of a service for our NMP35 technology until at least one of the others has been successfully launched. See Factors That May Affect Future Results — We have no demonstrated success in developing Proprietary Laboratory Procedures as a profitable service business and any future success will be dependent upon satisfaction and approval of our clinical lab partners.
      We are investigating opportunities to utilize NMP66 technology in a Proprietary Laboratory Procedure. We have entered into an agreement with MKI whereby they or their designees will serve as our Japanese lab partner for further validation of our NMP66 technology and pursuant to which we and they may negotiate the terms for distribution rights for the Japanese market for products and services incorporating the NMP66 technology. Our scientists believe they understand the general biological structure of the NMP66 protein complex identified by research mass spectrometry. We are working on an immunoassay and a PCR test for the development of a Lab Test Kit and/or a Point Of Care Test. We have elected to concentrate our development resources on NMP66 technology to increase the likelihood of the timely completion of this project for MKI as well as for a potential U.S. lab partner. To accomplish this, we have diverted product development resources from the NMP48 prostate cancer project. We not expect to implement a Proprietary Laboratory Procedure for NMP48 proteins during 2005.
      We intend to develop Lab Test Kits and Point Of Care Tests based upon our new technologies. While we have successfully configured NMP22 technology in these formats, there are always uncertainties involved in successfully creating products which perform reproducibly in every laboratory. Because our newer technologies detect different markers and because they are measured in blood not in urine, we plan not only to apply several of the techniques used in developing NMP22 products but also to employ additional outside resources to complete the development of these products successfully. See Factors That May Affect Future Results — The research results we obtain in the laboratory frequently cannot be replicated in clinical trials. Given our recent progress with our NMP66 technology, we now have a goal to initiate clinical for the NMP66 protein complex in 2005. Depending on our ongoing results of our progress we will make decisions on how to proceed and will consider options including, but not limited to, terminating certain activities, licensing the technology to third parties or selling the technology to third parties. We have given our NMP66 program priority over the NMP48 program, and we do not intend to begin development of a product for our NMP35 technology until at least development for our NMP66 or NMP48 technology has been successfully completed.

Clinical Trials
      After a product or service has been developed, the information it generates must be validated in one or more clinical trials. These activities are designed to confirm the most appropriate and useful ways to use the data generated by our products and services to help physicians diagnose and manage disease. As indicated by our NMP22 products, different clinical applications require different FDA approvals. While our NMP22 technology has demonstrated an ability to generate information useful in more than one indication, the demonstrated success in one indication will not necessarily ensure success in another. The differences in the proteins themselves combined with the variability in the disease and the performance of other diagnostic technologies make this process subject to numerous uncertainties which can only be overcome by large, successful clinical trial studies. For most products or services, we intend to develop a claim for aiding in the diagnosis of the disease for patients who have no prior history of the disease and a claim for monitoring the course of the disease. The order in which these claims are developed may be different for each product.
      The table below summarizes our development programs, including stage of development and current FDA status.

FDA
Program	Technology Format	Clinical Application	Stage of Development	Status

NMP22 Bladder	Lab Test Kit	Monitoring	Commercialized	Approved
NMP22 Bladder	Lab Test Kit	Diagnosis	Commercialized	Approved
NMP22 Bladder	POC Test	Monitoring	Commercialized	Cleared
NMP22 Bladder	POC Test	Diagnosis	Commercialized	Approved
NMP179 Cervical	Non-Slide-Based Cellular Analysis System	Screening	Licensee Sysmex is conducting pre-clinical trials	*
NMP66 Breast	Proprietary Laboratory Procedure	Not Determined	Development Agreement with Mitsubishi Kagaku Iatron, Inc.	**
NMP66 Breast	Lab Test Kit	Not Determined	Research & Development	*
NMP66 Breast	POC Test	Not Determined	Research & Development	*
NMP48 Prostate	Proprietary Laboratory Procedure	Not Determined	Research & Development	**
NMP48 Prostate	Lab Test Kit	Not Determined	Research & Development	*
NMP48 Prostate	POC Test	Not Determined	Research & Development	*
NMP35 Colon	All	Not Determined	Inactive	** *

*	If submitted for a screening or diagnosis application, FDA will likely require Premarket Approval (“PMA”). If submitted as a monitoring test, FDA may only require Premarket Clearance (“510(k)”).

**	If offered (as intended) as a service, a FDA submission may not be required. If the service includes a reagent such as an antibody provided by a party other than the laboratory conducting the test, the FDA will likely require an Analyte Specific Reagent notification at a minimum.
      In May 2004, Sysmex Corporation announced the commencement of preclinical trials of a non-slide-based cellular analysis system incorporating our NMP179 technology. If Sysmex’s preclinical and anticipated clinical trials are successful, it is Sysmex’s goal to make this technology commercially available in the U.S. in 2006. It is our goal to have either Mitsubishi Kagaku Iatron, Inc. or another clinical partner undertake clinical trials in 2005 of services or products incorporating our NMP66 technology.
      Spending on Research and Development Projects. Total research and development spending in 2004 was approximately $2.7 million. We expect research and development expenditures to be less than $3.2 million in 2005 and to be devoted to our various programs as discussed below.

      NMP22 — Bladder. Except for sponsoring additional clinical trials to demonstrate different ways to use the information generated by the products, we do not currently plan to incur any significant additional research spending on any of these products. We do expect to spend, from time to time, funds for product support and manufacturing improvement which are not expected to exceed $750,000 over 2005 and 2006.
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
      Breast Cancer. Over the next two years, research and development funds will be spent principally to develop products and services for breast cancer, to improve our mass spectrometry technology and to further develop our ligand binding based technology for Lab Test Kits and/or Point Of Care Tests.
      Prostate Cancer. Over the next two years, we intend to devote more research and development resources to our prostate cancer program if the NMP66 program does not require all our research and development resources. Because of uncertainties of when we will more actively pursue our prostate cancer program, we cannot reasonably estimate the likelihood or timeframe for reaching commercialization goals set forth in the table above.
      Other existing programs. We will make decisions on how and when to proceed with our other existing programs based on our progress with the breast cancer and prostate cancer programs and the availability of appropriate resources for our remaining programs. We may consider options including, but not limited to, terminating certain activities, licensing the technology to third parties or selling the technology to third parties. The nature, timing and costs of the efforts to reach our commercialization goals, and the amount or timing of the net cash inflows of our individual programs, are not possible to predict.
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
      In March 2002, we entered into a supply and distribution agreement with Medical and Biological Laboratories Group (“MBL”) granting MBL the exclusive right in Japan to sell the NMP22 BladderChek Test. MBL is responsible for conducting clinical trials and securing the necessary regulatory approvals in Japan. Under the terms of this agreement MBL paid us a non-refundable license fee which is being recognized as revenue over the eight-year term of the agreement.
      In October 2002, we entered into a distribution agreement with Cytogen Corporation (“Cytogen”), granting Cytogen the exclusive right to market and sell the NMP22 BladderChek Test in the United States to the urology and oncology marketplace. Under the terms of the agreement, Cytogen paid a non-refundable license fee which is being recognized as revenue over term of the agreement. This agreement was amended in November 2003. Under the terms of the Restated Agreement, Cytogen will have a non-exclusive right to sell NMP22 BladderChek Tests to urologists until December 31, 2003 and an exclusive right to continue to sell NMP22 BladderChek Tests to oncologists for the term of the Restated Agreement. The term of the Restated Agreement expired on December 31, 2004.
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
      In March 2003, we entered into a collaboration and commercialization agreement with Mitsubishi Kagaku Medical, Inc., a division of Mitsubishi (“MKI”) whereby they or their designees will serve as our Japanese clinical laboratory partner for further validation of our NMP66 technology and pursuant to which we and they may negotiate the terms for distribution rights for the Japanese market for products and services incorporating the NMP66 technology. Under the terms of this agreement, MKI paid Matritech an upfront fee and several milestone payments may become due in the future. These payments will be recognized over the term of the agreement.
Factors That May Affect Future Results
      Our future financial and operational results are subject to a number of material risks and uncertainties that may affect such results or conditions, including:

We have a history of operating losses, are continuing to lose money and may never be profitable.
      We have incurred operating losses since we began operations in 1987. These losses have resulted principally from costs incurred in research and development and from selling, general and administrative costs associated with our market development and selling efforts. Our accumulated deficit from inception until the end of the last fiscal year is $90,122,000. Our product sales and net losses for each of the past three fiscal years have been:

	2002	2003	2004

Product Sales	$3,094,000	$4,018,000	$7,275,000
Net Losses	$8,278,000	$7,878,000	$11,123,000
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
      We do not currently generate revenues sufficient to operate our business and do not believe we will do so in the foreseeable future. In our fiscal year ended December 31, 2004, we had a net loss of $11.1 million, and as of December 31, 2004, we only had $4.9 million of cash and cash equivalents. As a result, we must rely on our ability to raise capital from outside sources in order to continue operations in the long-term. In March, 2003 we completed a sale of Convertible Debentures and accompanying warrants. In October and November 2003 we completed a sale of common stock and accompanying warrants. In March 2004 we completed a sale of common stock and accompanying warrants. In March 2005 we completed a sale of convertible preferred stock and accompanying warrants for common stock and, as a result, on a pro forma basis we have $10.3 million cash and cash equivalents at December 31, 2004. We will, as we deem necessary or prudent, continue to seek to raise additional capital through various financing alternatives, including equity or debt financings and corporate partnering arrangements. However, we may not be able to raise needed capital on terms that are acceptable to us, or at all.
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
      As a result of the 2003 sale of Convertible Debentures, we substantially increased our indebtedness from approximately $475,000 at the end of 2002 to approximately $3.1 million at the end of 2004. The fair value of the Convertible Debentures at December 31, 2004 as estimated by management is approximately $2.8 million. The $1.8 million carrying value in the Company’s financial statements at December 31, 2004 reflects discounts related to beneficial conversion charges calculated in accordance with EITF Issue No. 00-27.
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
      Matritech GmbH, our European subsidiary, accounted for approximately 58% of our product sales for the fiscal year ended December 31, 2004. Accounts of our European subsidiary are maintained in Euros and are translated into U.S. Dollars. To the extent that foreign currency exchange rates fluctuate in the future, we may be exposed to significant financial variability, both favorable and unfavorable. During 2003 and 2004, exchange rate fluctuations were favorable as indicated in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” However, rate changes in the future may lead to unfavorable results.
      In addition, although we have integrated the operations of this subsidiary since its acquisition in June 2000, we still must coordinate geographically separate organizations, manage personnel with disparate business backgrounds and conduct business in a different regulatory and corporate culture. It remains to be seen whether the use of this subsidiary to spearhead the marketing effort of our products in Europe outside of Germany will be successful in the long-term.

Our cash requirements have significantly increased to support a larger employee sales force: to pay for order processing, shipping and collection costs normally borne by distributors; and to finance the accounts receivable from physician practices that likely will be collected over a longer cycle.
      Since November 2003 we have had the responsibility for sales of NMP22 BladderChek Tests to urologists in the US, including invoicing and collecting the revenue from sales. We have increased our sales and marketing expenditures and added order processing, shipping and collection resources to perform functions which have in the past been performed by our U.S. distributor. We have limited experience in performing these functions in the United States to support sales directly to physicians, and the time and cost to develop these resources combined with the risk that they may not function effectively increases the risk that the rate of sales growth for our NMP22 BladderChek Test will slow.
      Sales of products directly to physicians may result in larger accounts receivable and longer collection cycles than sales to distributors and may increase the risk that accounts receivable will not be collected. Carrying larger accounts receivable balances and assuming greater collection risk may also increase our financing requirements. We do not expect our Days Sales Outstanding to remain at 43 days, the measurement calculated from our December 31, 2004 financial results.
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
      We expect that our Lab Test Kits and our Point Of Care Tests will compete with existing FDA-approved tests, such as tests known as BTA and UroVysion bladder cancer tests, the latter of which has been approved for both monitoring and diagnosing bladder cancer and the former of which has been approved for monitoring bladder cancer and may become approved for diagnosis of bladder cancer; a test known as CEA, which is used primarily for monitoring colorectal and breast cancers; a test known as CA19.9, which is used primarily for monitoring colorectal and gastric cancers; a test known as PSA, which is used primarily for monitoring and screening prostate cancer; tests known as TRUQUANT® BR RIA, CA15.3 and CA27.29, which are used for monitoring breast cancer; and cervical specimen collection and analysis systems known as ThinPrep® (Cytyc) and SurePath (TriPath Imaging). We are also aware of a number of companies that have announced that they are engaged in developing cancer diagnostic products based upon oncogene technology. Our diagnostic products will also compete with more invasive or expensive procedures such as minimally invasive surgery, bone scans, magnetic resonance imaging and other in vivo imaging techniques. In addition, other companies may introduce competing diagnostic products based on alternative technologies that may adversely affect our competitive position. As a result, our products may become less competitive, obsolete or non-competitive.

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
      We believe the future success of our business will also depend, in part, upon Sysmex Corporation developing a satisfactory Cellular Analysis System to be used to measure clinically useful cervical disease proteins. Even if Sysmex completes its product development efforts to its satisfaction, it is expected to face significant obstacles (including but not limited to those set forth in “Factors That May Affect Future Results — Successful technical development of our products does not guarantee successful commercialization.”) in developing a system which will be approved by the FDA and selling such systems to cervical cancer testing laboratories at a satisfactory price. Our success in cervical disease Cellular Analysis Systems is almost completely dependent on the success of Sysmex in utilizing our technology and on its ability to educate physicians, patients, insurers and its distributors about the medical utility of the new products. Even if Sysmex successfully educates the market, competing products may prevent Sysmex from gaining wide market acceptance of its products.

Our inability to develop and commercialize additional products may adversely affect our ability to achieve profitability.
      We believe that our ability to achieve and maintain profitability in the future will be affected by our progress in producing additional revenue-generating products. Other than the NMP22 products and allergy and other diagnostic products distributed by our European subsidiary, none of our products is close enough to commercialization to be expected to generate revenue in the foreseeable future, if at all. If we are unable to successfully develop and commercialize other products, the future prospects for our business, sales and profits will be materially impaired. In addition, if we are unable to develop and commercialize additional products and diversify our revenue streams, greater pressure will be placed on the performance of existing products and our business success will be directly related to success or failure of these few products.

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

If we are unable to manufacture the product volumes we need, we may be unable to achieve profitability.
      We have been manufacturing and assembling our Lab Test Kits for commercial sales since 1995 but have not yet manufactured these products in the large volumes. We may encounter difficulties in scaling up production of products, including problems involving:

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
      During 2003, we received reports from customers that one of the products we sell through our German subsidiary failed to perform correctly and provided false readings on patients’ conditions. We believe the product performance problems have been addressed by the manufacturer of the products and that the manufacturer has accepted responsibility for defective products. We have not sought an alternate source of supply for this product line, but we have seen decreased customer demand for these products during 2004 compared to 2003. Our revenues, profits and market share for these products may be further adversely affected, and we may face product liability and other claims if the manufacturer fails to satisfactorily address all issues raised by our customers and the patients affected.

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

We may need to stop selling our BladderChek Tests if we cannot obtain a license or a waiver to use lateral flow technology.
      Our BladderChek Test uses lateral flow technology consisting of an absorbent material that will soak up urine from a small reservoir at one end of the container housing the test strip and expose the urine to chemicals and antibodies arranged on the surface of or imbedded in the test strip. After a short period of time and after a reaction with our proprietary antibodies, a test result will appear in a window located on the container housing the test strip. The manufacture, use, sale, or import of point-of-care products which include lateral flow technology in certain jurisdictions will require us to obtain patent licenses. We are currently selling BladderChek Tests and are attempting to obtain appropriate licenses or waivers. In August, 2004, we entered into a license agreement, effective as of April 1, 2004, with one holder of patent rights, Abbott Laboratories, and we are continuing to investigate other licensing arrangements covering our BladderChek Tests. If we are unable to obtain patent licenses to permit us to make, use, sell, or import such products in the United States or in certain other jurisdictions, we will have to stop selling our BladderChek Tests until the expiration of the relevant patents or until we are able to arrive at a design solution that uses a different technology. In addition, we may also be subject to litigation that seeks a percentage of the revenues we have received from the sale of our BladderChek Tests. We accrue estimated royalties on sales of the BladderChek Test based on estimates of our obligations under existing licensing agreements and, when probable and estimable, based upon our appraisal of intellectual property claims to which we may be subject. If we are required to obtain additional licenses we can provide no assurances that additional royalties due when we complete those licensing agreements will not have an adverse effect on our results of operations.

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
      The market price of our common stock has historically been, and we expect it to continue to be, volatile. This price has ranged between $0.87 and $2.10 in the fifty-two week period ended December 31, 2004. The stock market has from time to time experienced extreme price and volume fluctuations, particularly in the biotechnology sector, which have often been unrelated to the operating performance of particular companies. Factors such as announcements of technological innovations or new products by our competitors or disappointing results by third parties, as well as market conditions in our industry, may significantly influence the market price of our common stock. For example, in the past our stock price has been affected by announcements of clinical trial results and technical breakthroughs at other biotechnology companies. Our stock price has also been affected by our own public announcements regarding such things as quarterly earnings, regulatory agency actions and corporate partnerships. Consequently, events both within and beyond our control may cause shares of our stock to lose their value rapidly.
      In addition, sales of a substantial number of shares of our common stock by stockholders could adversely affect the market price of our shares. In fiscal year 2004, our shares had an average daily trading volume of only approximately 86,000 shares. In connection with our March 2004 private placement of common stock and accompanying warrants, we filed a resale registration statement covering up to 7,121,031 shares for the benefit of our investors. In 2003, we filed resale registration statements covering up to 5,371,332 shares for the benefit of our investors in connection with the sale of Convertible Debentures and accompanying warrants and an additional approximately 5,419,000 shares for the benefit of our investors in a private placement of common stock and accompanying warrants. We have also filed resale registration statements in connection with previous private placements. We intend to file a resale registration statement covering more than 13,200,000 shares for the benefit of our investors in connection with the sale in March 2005 of Series A Convertible Preferred Stock and accompanying warrants. The actual or anticipated resale by such investors under these registration statements may depress the market price of our common stock. Bulk sales of shares of our common stock in a short period of time could also cause the market price for our shares to decline.

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
      In addition, the terms of the Convertible Debentures provide for anti-dilution adjustments. On October 15, 2003 and on November 6, 2003 we completed a sale of 3,893,295 shares of our common stock and warrants to purchase 1,362,651 shares of our common stock at a price of $2.45 per share for an aggregate consideration of $6,501,801 (before cash expenses of approximately $855,000). This sale was deemed to be a dilutive issuance under the terms of the Convertible Debentures and our March 2003 Warrants. On March 19, 2004 we completed a sale of 4,858,887 shares of our common stock and warrants to purchase 1,214,725 shares of our common stock at a price of $2.00 per share for an aggregate consideration of $6,559,500 (before cash expenses of approximately $713,000). This sale has also been deemed to be a dilutive issuance under the terms of the Convertible Debentures and our March 2003 Warrants. As a result, the Convertible Debentures became convertible into 3,183,902 shares of our common stock at a price of $1.51 per share, representing an increase of 612,944 shares from the conversion terms of the debenture immediately prior to the transaction. The Convertible Debentures were convertible on December 31, 2004 into 2,037,695 shares of our common stock at a price of $1.51 per share. The March 2003 Warrants are exercisable to purchase shares of our common stock at a price of $1.35 per share representing a decrease in purchase price of $0.32 per share.
      On March 4, 2005, we completed the sale of 670,272 shares of our Series A Convertible Preferred Stock and accompanying warrants to purchase 4,991,434 of our common stock at a price of $8.80 per share of Preferred Stock for an aggregate consideration of $5,898,394 (before cash expenses and commissions estimated to be approximately $500,000). Additional warrants were issued to a placement agent to purchase 656,920 shares of our common stock at $.147 per share. Each share of the Series A Convertible Preferred Stock is convertible into ten shares of our common stock, resulting in a price per share of common stock in this transaction of $.88. This sale was deemed to be a dilutive issuance under the terms of the Convertible Debentures and our March 2003 Warrants. As a result, the Convertible Debentures became convertible into 2,525,523 shares of our common stock at a price of $.99 per share, representing an increase of 869,623 shares from the conversion terms of the Debenture immediately prior to the transaction. The exercise price of the March 2003 Warrants was also reduced to $.88 per share. If we do a future financing at a price less than $.88 per common share (the “New Base Price”), the conversion rate of the Convertible Debentures will be adjusted down to 112% of the New Base Price and additional shares of our common stock would be issuable upon such conversion. The terms of the March 2003 Warrants also provide for anti-dilution protection, so that the exercise price for such warrants would be adjusted down to the New Base Price in the event of a dilutive financing, or on a weighted-average basis if there are no longer any Convertible Debentures outstanding. The issuance of additional shares upon conversion of the Convertible Debentures would result in further dilution of the ownership interest of our other existing investors, and a decrease in the warrant exercise price may cause a decline in our stock price. The Series A Convertible Preferred Stock and the warrants issued in connection with the March 2005 transaction also have anti-dilution protection provisions which would result in the issuance of additional shares upon conversion of the Convertible Preferred Stock and in a reduction in the warrant price in the event of a subsequent dilutive financing.

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
      We invest our cash in securities classified as cash and cash equivalents. At December 31, 2003 and 2004, these securities totaled $7.5 million and $4.9 million respectively and included money market accounts and certificates of deposit that are classified as held-to-maturity securities. Changes in interest rates affect the investment income we earn on our investments and, therefore, impact our cash flows and results of operations. A hypothetical 50 basis point decrease in interest rates would result in a decrease in annual interest income and a corresponding increase in net loss of approximately $30,000 for the year ended December 31, 2004.
      Foreign Exchange. The financial statements of Matritech GmbH are translated in accordance with SFAS No. 52, Foreign Currency Translation. The functional currency of our foreign subsidiary is the local currency (Euro), and accordingly, all assets and liabilities of the foreign subsidiary are translated using the exchange rate at the balance sheet date except for intercompany receivables which are of long-term-investment nature, and capital accounts which are translated at historical rates. Revenues and expenses are translated at average rates during the period. Adjustments resulting from the translation from the financial statements of the Matritech GmbH into U.S. Dollars are excluded from the determination of net income and are accumulated in a separate component of stockholders’ equity. Foreign currency transaction gains and losses are reported in the accompanying consolidated statements of operations and are immaterial to the results of operations. We had sales denominated in foreign currency of approximately $4,348,000, $3,046,000, and $2,443,000 denominated in foreign currency for the periods ended December 31, 2004, 2003 and 2002, respectively.

Item 8.	Consolidated Financial Statements and Supplementary Data.
      The information required by this item is contained in the financial statements set forth in Item 15(a) under the caption “Consolidated Financial Statements” as a part of this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
      Not applicable.

Item 9A.	Controls and Procedures.
      As of December 31, 2004, the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2004, the Company’s disclosure controls and procedures were effective in ensuring that material information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. During the period covered by this report, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.
      There was no information required to be disclosed in a report on Form 8-K in the fourth quarter of 2004 which was not reported.

PART III

Item 10.	Directors and Executive Officers of the Registrant.
Directors
      The following table sets forth the name of each of our Directors, including his/her age and positions with the Company.

Name	Age	Positions with the Company

Stephen D. Chubb	60	Chairman of the Board and Chief Executive Officer
David L. Corbet	51	President, Chief Operating Officer and Director
Walter O. Fredericks	65	Director
Judith Kurland	59	Director
Jonathan M. Niloff, M.D.	50	Director
Richard A. Sandberg	62	Chief Financial Officer, Treasurer, Vice President, Assistant Secretary and Director
T. Stephen Thompson	57	Director
C. William Zadel	61	Director
      Each of the directors was previously elected by the stockholders at the annual meeting held in June 2004, with the exception of Dr. Niloff. Dr. Niloff was unanimously elected by the Board of Directors in February 2005.

Biographical Information
      Mr. Chubb, a founder of Matritech, has been Chairman since October 1993 and a director and Matritech’s Chief Executive Officer since the Company’s inception in 1987. Mr. Chubb was the Company’s President until October 1993 and was also Treasurer of the Company until March 1992. From 1984 to 1986, Mr. Chubb served as President and Chief Executive Officer of T Cell Sciences, Inc., a publicly-traded biotechnology company. Prior to 1984, Mr. Chubb was President and Chief Executive Officer of Cytogen Corporation, also a publicly-traded biotechnology company. He currently serves as a director of Charles River Laboratories, a publicly-traded provider of clinical research tools and integrated support services to enable drug development.
      Mr. Corbet has been Matritech’s President, Chief Operating Officer and a director since October 1993, and joined the Company in April 1993 as Executive Vice President. Prior to joining Matritech and since 1991, Mr. Corbet had served as President and Chief Operating Officer of T Cell Diagnostics, Inc., a subsidiary of T Cell Sciences, Inc.
      Mr. Fredericks has served as a director of Matritech since July 2003. Mr. Fredericks is currently a member of, and is responsible for the financial affairs of, Adirondack Boat, LLC, a distributor of electric boats. From 1991 to 2001, Mr. Fredericks served as president, chief executive officer and director of Lifecodes Corporation, a forensics DNA testing company. Mr. Fredericks was the founder of and from 1993 to 2001 served as chief executive officer and director of Electronic Instruments International, a company focused on creating products to enhance long distance electric power distribution. From 1989 to 1997, he also served as a director of DIANON Systems, Inc., a publicly-traded oncology marketing and database company.
      Ms. Kurland has served as a director of Matritech since February 2001. Since 2004, Ms. Kurland has served as a visiting fellow at the McCormack Graduate School for Public Policy at the University of Massachusetts. She is also a self-employed consultant. From March 2001 until August 2002, Ms. Kurland was the President and Chief Executive Officer of Hunt Alternatives, a foundation. Ms. Kurland was the New England Regional Director of the United States Department of Health and Human Services from May 1997 to January 2001. Ms. Kurland served from December 1998 to December 2000 as the Acting

Editor of Public Health Reports, the journal of the U.S. Public Health Service. She is a faculty member at Tufts University Medical School, Boston University Medical School, Simmons College, and is presently on leave from teaching at the Harvard School of Public Health.
      Dr. Niloff has served as a director of Matritech since February 7, 2005. Since 2000, Dr. Niloff has served as president of Provider Services Network, Inc., a physician-driven organization providing innovative web-based tools and other infrastructure services to improve quality and reduce the cost of health care. Dr. Niloff is also a practicing physician, specializing in gynecologic oncology, and a clinical researcher in that field. Since 1990, Dr. Niloff has also served as an Associate Professor of Obstetrics, Gynecology and Reproductive Biology at Harvard Medical School.
      Mr. Sandberg has served as a director of Matritech since April 1999, excluding a brief hiatus between June 2002 and September 2002, at which time Mr. Sandberg was reappointed to the Board of Directors to fill a vacancy created by the Board. Mr. Sandberg has been Matritech’s Chief Financial Officer, Vice President Finance and Treasurer since November 2002, and served as Secretary from November 2002 to December 2003. Since December 2003, he has served as Assistant Secretary. Mr. Sandberg also serves as Manager and Chief Financial Officer of Battery Asset Management, LLC, a firm specializing in foreign exchange transactions. Mr. Sandberg devotes approximately 50% of his professional time to the business of the Company. From 1997 to 2001, Mr. Sandberg served as Chairman of the Board of Lifecodes Corporation, a manufacturer of DNA test kits and a provider of DNA testing services. In addition, Mr. Sandberg served as Chief Financial Officer of Lifecodes Corporation from May 1997 to September 1998. From 1983 to 1997, Mr. Sandberg served in a variety of positions including Chairman, Chief Executive Officer and Chief Financial Officer at DIANON Systems, Inc. a publicly-traded oncology marketing and database company. Since November 2003, Mr. Sandberg has served as director of Ethan Allen Interiors, Inc., a publicly traded home furnishings company.
      Mr. Thompson has served as a director of Matritech since May 1994. Mr. Thompson has served since 1992 as President, Chief Executive Officer and a director of Immtech International, Inc., a publicly-traded biopharmaceutical company.
      Mr. Zadel has served as a director of Matritech since December 1995. From April 2001 until December 2004, Mr. Zadel served as Chief Executive Officer of Mykrolis Corporation, formerly the microelectronics division of Millipore Corporation, a publicly-traded semiconductor equipment company. From April 1996 until August 2001, Mr. Zadel was the Chairman, President, Chief Executive Officer and a director of the Millipore Corporation. Mr. Zadel currently serves, and has served since 1989, as a director of Kulicke & Soffa Industries, Inc., a publicly-traded semiconductor assembly equipment company.

Audit Committee
      The Audit Committee of the Board of Directors (the “Audit Committee”), consists of Mr. Thompson (chair), Ms. Kurland and Mr. Zadel, each of whom satisfies the criteria for independence as defined in Section 121A of the listing standards for the American Stock Exchange, the principal trading market of our Common Stock, and Rule 10A-3 under the Securities Exchange Act of 1934. Each member of the Audit Committee is able to read and understand fundamental financial statements, including a company’s balance sheet, income statement, and cash flow statement. Both T. Stephen Thompson and C. William Zadel meet the definition of “audit committee financial expert” as defined by the Securities and Exchange Commission, as well as the definition of independence of Section 121A of the listing standards of the American Stock Exchange and Rule 10A-3 under the Securities Exchange Act of 1934.
      The Audit Committee oversees the accounting and tax functions of the Company, including among other things the results and scope of our annual audit and other services provided by our independent auditors and our compliance with legal matters that have a significant impact on our financial reports. The Audit Committee also consults with our management and our independent auditors prior to the presentation of financial statements to stockholders and, as appropriate, initiates inquiries into various aspects of our financial affairs. In addition, the Audit Committee is responsible for the selection, compensation, retention and replacement of our independent auditors, establishing procedures for accounting related complaints, recommending audited financials for inclusion in the Company’s Annual Report on Form 10-K and engaging advisors as necessary.
      The Audit Committee operates under a written charter adopted by the Board of Directors and reviewed at least annually. Most recently, the charter was reviewed and a revised charter was adopted in February 2005.
      The Audit Committee holds separate sessions of its meetings, outside the presence of management, with our independent auditors in conjunction with each regularly scheduled quarterly Audit Committee meeting. The Audit Committee held six meetings during the fiscal year ended December 31, 2004.

Code of Conduct
      The Board of Directors adopted a Code of Business Conduct and Ethics that applies to all of our employees, officers and Directors. Our Code of Business Conduct and Ethics is posted on our website at www.matritech.com.
Executive Officers
      The Board of Directors elects our executive officers annually at its meeting immediately following the Annual Meeting of Stockholders. Such executive officers hold office until the next annual meeting unless they sooner resign or are removed from office. There are no family relationships among any of our Directors or executive officers.
      The following table lists our current executive officers and certain information concerning our executive officers who are not also Directors. It is anticipated that each of these officers will be reappointed by the Board of Directors following the Annual Meeting:

Name	Age	Positions with the Company

Melodie R. Domurad	47	Vice President, Clinical and Regulatory Affairs
Gary J. Fagan	53	Vice President, Research & Development
Franz Maier	53	President, Matritech GmbH
John E. Quigley	46	Vice President, Sales & Marketing
Patricia Randall	54	Vice President, General Counsel, Chief Legal Officer and Secretary
      Dr. Domurad has been Matritech’s Vice President, Clinical and Regulatory Affairs since January 2000. From October 1997 to December 1999 she was Matritech’s Director of Clinical and Regulatory Affairs. From 1994 to 1997, she served as Director of Clinical Research of ErgoScience Development Corporation, a publicly-traded biopharmaceutical company.
      Dr. Fagan has been Matritech’s Vice President, Research and Development, since October 2004, and joined the Company in November 2003 as Senior Director of Product Development. Prior to joining Matritech, Dr. Fagan served from 1999 to November 2003 as Vice President, Research and Development, of Ischemia Technologies, an in-vitro diagnostics company. From 1989 to 1998, he served in a number of research positions at PB Diagnostics and Behring Diagnostics, both predecessor companies to Dade Behring, before serving as a senior research manager at Dade Behring, a publicly-traded diagnostics company.
      Mr. Maier has been an executive officer of Matritech since June 2003. He has served as president of Matritech GmbH, the Company’s subsidiary based in Germany, since 2000. Mr. Maier was chief executive officer of ADL GmbH, a German distributor of medical diagnostic products, from 1996 to 2000, and was a country manager for Germany for Pharmacia Diagnostics, a manufacturer of in vitro diagnostic products, from 1989 to 1995.

      Mr. Quigley has been Matritech’s Vice President, Sales and Marketing since July 2001. From December 2000 until April 2001, he was Director of Marketing for Argose, Inc., a medical diagnostic products company. From 1998 until May 2000, Mr. Quigley was the Vice President of Global Marketing for Bayer’s Critical Care business unit. From January 1997 until 1998, Mr. Quigley was Director of U.S. Marketing at Chiron Diagnostics, a publicly traded biotech and diagnostics company that was acquired by Bayer.
      Ms. Randall has been Matritech’s Vice President, General Counsel, Chief Legal Officer and Secretary of Matritech since December 2003. Ms. Randall devotes approximately 75% of her professional time to the business of the Company. Since 2003, Ms. Randall has also been a self-employed legal consultant. From 2001 to 2003, Ms. Randall served as Vice President and General Counsel of Robotic Vision Systems, Inc., a publicly traded technology company. From 1998 to 2000, she served as Vice President and General Counsel of Hadco Corporation, a publicly traded technology company. From 1980 to 1998, Ms. Randall was a partner at the Boston law firm of Hamilton, Dahmen and Randall with a focus on corporate law and civil litigation. In November 2004, more than twenty months after Ms. Randall’s departure from Robotic Vision Systems, Inc., that company filed a petition under the federal bankruptcy laws.

Item 11.	Executive Compensation.
Executive Compensation

Summary Compensation
      The following table summarizes the compensation for services rendered to the Company for the fiscal years ended December 31, 2004, 2003, and 2002 paid to or earned by (i) Mr. Chubb, the Company’s Chairman and Chief Executive Officer, and (ii) Mr. Corbet, Dr. Domurad, Mr. Maier and Mr. Quigley, the next four most highly compensated executive officers of the Company as of December 31, 2004 (the “Named Officers”). The Company did not grant any restricted stock awards or stock appreciation rights (“SARs”) to these persons in fiscal 2004 and did not make any long-term incentive plan payouts during fiscal 2004, 2003 or 2002:
Summary Compensation Table

				Long-Term Compensation
				Awards

		Annual Compensation		Securities
				Underlying	All Other
Name and			Bonus	Options	Compensation
Principal Position	Year	Salary ($)	($)(1)	(#)	($)(2)

Stephen D. Chubb	2004	$262,000	$70,200	19,823	$634
Chairman, Director and	2003	252,156	37,644	—	422
Chief Executive Officer	2002	238,915	24,990	212,750	413
David L. Corbet	2004	$220,181	$49,163	13,882	$221
Director, President and	2003	211,896	26,375	—	221
Chief Operating Officer	2002	200,769	17,500	158,929	144
Melodie R. Domurad	2004	$190,045	$32,061	13,729	$144
Vice President, Clinical and	2003	175,232	26,085	—	144
Regulatory Affairs	2002	167,114	25,229	112,872	144
Franz Maier	2004	$189,460	$34,671	61,336	$—
President, Matritech GmbH	2003	162,334	19,739	—	—
	2002	129,720	15,048	108,564	—
John E. Quigley, Jr.	2004	$157,393	$29,989	7,154	$144
Vice President,	2003	148,971	13,593	—	144
Sales and Marketing	2002	144,803	20,182	110,297	96

(1)	Includes bonuses paid after fiscal year end based on performance during the fiscal year

(2)	Compensation represents term life insurance premiums paid by the Company

Options
      The following table provides information about options granted during the fiscal year ended December 31, 2004 under the 2002 Stock Option and Incentive Plan (the “2002 Plan”) to the Named Officers:
Option Grants In Last Fiscal Year

		Percent of			Potential Realizable
		Total			Value at Assumed
	Number of	Options			Annual Rates of Stock
	Securities	Granted to			Price Appreciation for
	Underlying	Employees	Exercise		Option Term(3)
Individual Grants(1)(2)	Options	in Fiscal	Price	Expiration
Name	Granted (#)	Year (%)(4)	($/Share)	Date	5% ($)	10% ($)

Stephen D. Chubb	19,823	3.51%	$1.90	1-30-14	$23,686	$60,026
David L. Corbet	13,882	2.46	1.90	1-30-14	16,588	42,036
Melodie R. Domurad	13,729	2.43	1.90	1-30-14	16,405	41,573
Franz Maier	11,336	2.01	1.90	1-30-14	13,545	34,327
	50,000	8.86	1.27	7-22-14	39,935	101,203
John E. Quigley, Jr.	7,154	1.27	1.90	1-30-14	8,548	21,663

(1)	Stock options were granted under the 2002 Plan at an exercise price equal to the fair market value of our common stock on the date of grant.

(2)	The options have a term of ten years from the date of grant and become exercisable as to 25% of the shares covered on each of the first four anniversaries of the date of grant.

(3)	Amounts reported in these columns represent amounts that may be realized upon exercise of the options immediately prior to the expiration of their term assuming the specified compounded rates of appreciation (5% and 10%) on our common stock over the term of the options. These numbers are calculated based on rules promulgated by the Securities and Exchange Commission and do not reflect our estimate of future stock price growth. Actual gains, if any, on stock option exercises and common stock holdings are dependent on the timing of such exercise and the future performance of our common stock. There can be no assurance that the rates of appreciation assumed in this table can be achieved or that the amounts reflected will be received by the individuals.

(4)	A total of 594,112 options were granted to employees in 2004 under the 2002 Plan.

      The following table sets forth information regarding stock option exercises in the last fiscal year and exercisable and unexercisable stock options held as of December 31, 2004 by each of the Named Officers. Amounts described in the following table under the heading “Value Realized” were calculated based on the difference between the fair market value of our common stock on the date of the exercise and the exercise price of the options in accordance with the regulations promulgated under the Securities Exchange Act of 1934, as amended, and do not necessarily reflect amounts received by the Named Officers. Amounts described in the following table under the heading “Value of Unexercised In-the-Money Options at December 31, 2004” are based upon the fair market value of our common stock as of December 31, 2004, the last trading day for the fiscal year ended December 31, 2004, which was $1.06 per share as quoted on the American Stock Exchange less the applicable exercise price, multiplied by the number of shares underlying the options. The Company has never granted any SARs.
Aggregated Option Exercises In Last Fiscal Year And
Fiscal Year-End Option Values

Number of Securities
			Underlying	Value of Unexercised
			Unexercised Options	In-the-Money
			at December 31,	Options at
	Shares		2004 (#)	December 31, 2004
	Acquired on	Value	Exercisable/	($) Exercisable/
Name	Exercise (#)	Realized ($)	Unexercisable	Unexercisable

Stephen D. Chubb	—	—	401,716/129,329	$ —/ —
David L. Corbet	—	—	311,529/95,539	—/ —
Melodie R. Domurad	—	—	117,920/82,270	—/ —
Franz Maier	—	—	61,292/116,744	—/ —
John E. Quigley, Jr.	—	—	132,599/88,119	—/ —
Securities Authorized for Issuance under Equity Compensation Plans
      The following table provides information as of December 31, 2004 with respect to our shares of common stock that may be issued under our existing equity compensation plans and arrangements.
Equity Compensation Plan Information

				Number of Securities
				Remaining Available for
				Issuance under Equity
	Number of Securities to		Weighted-Average	Compensation Plans
	be Issued upon Exercise		Exercise Price of	(Excluding Securities
	of Outstanding Options,		Outstanding Options,	Reflected in Column
Plan Category	Warrants and Rights		Warrants and Rights	(a))

	(a)		(b)	(c)
Equity compensation plans approved by security holders(1)	2,588,846	(3)	$3.24	2,137,315	(4)
Equity compensation plans not approved by security holders(2)	1,279,067		$2.04	—

Total	3,867,913		$2.84	2,137,315

(1)	Includes the 1992 Stock Option and Incentive Plan, 1992 Non-Employee Director Stock Option Plan, 2002 Plan, 2002 Non-Employee Director Stock Option Plan and the 2002 Employee Stock Purchase Plan.

(2)	Consists of the following:

a.	warrants to purchase 200,000 shares of common stock at a price of $2.50 per share. These warrants were issued in 2000 to a placement agent in connection with a stock offering and are exercisable until July 2005.

b.	warrants to purchase 546,553 shares of common stock at prices ranging from $1.67 to $2.70 per share. These warrants were issued in 2003 to placement agents in connection with a stock offering and are exercisable until October 2008.

c.	warrants to purchase 98,039 shares of common stock at a price of $1.35 per share. These warrants were issued in 2003 to a placement agent in connection with a debt offering and are exercisable until March 2008.

d.	warrants to purchase 434,475 shares of common stock at a price of $2.00 per share. These warrants were issued in 2004 to placement agents in connection with a common stock offering and are exercisable until March 2009.

(3)	Excludes purchase rights accruing under the 2002 Employee Stock Purchase Plan, which has a stockholder-approved reserve of 225,000 shares and 205,774 shares were available for purchase rights under the Plan as of December 31, 2004.

(4)	Consists of shares available for future issuance under the 2002 Plan, 2002 Non-Employee Director Stock Option Plan and the 2002 Employee Stock Purchase Plan.
Director Compensation
      It is the general policy of the Board of Directors that compensation for non-employee Directors should be comprised of a mix of cash and equity-based compensation. During 2004, non-employee directors received a cash payment of $2,500 per Board of Directors meeting attended and $500 per meeting attended of a Committee of the Board of Directors. On February 11, 2005, the Board of Directors voted to amend the cash compensation arrangements for non-employee members of the Board, effective immediately, (i) to pay each director a $2,500 per meeting fee for attendance, including attendance by telephone conference call, at each regularly scheduled meeting of the Board; (ii) to pay each director a $500 per meeting fee for attendance, including attendance by telephone conference call, at each meeting of a committee of the Board on which he or she serves which is conducted on a date other than a Board meeting date, up to the first four Audit Committee meetings during each fiscal year, the first two Compensation Committee meetings during each fiscal year and the first Nominating and Corporate Governance Committee meeting during each fiscal year; (iii) for other telephonic meetings of any committee, to pay for meeting attendance, at the rate of $500 per meeting, in the discretion of the Chair of the Committee; and (iv) for other telephonic meetings of the Board, to pay for meeting attendance, at the rate of $2,500 per meeting, in the discretion of the lead independent director of the Board. Non-employee directors are also reimbursed for their expenses incurred in attending meetings of the Board of Directors and Committees.
      Non-employee Directors also receive options to purchase common stock of the Company pursuant to the 2002 Non-Employee Director Stock Plan (the “2002 Director Plan”). The 2002 Director Plan includes two types of option grants: (a) each non-employee director who first became or becomes a member of the Board of Directors on or after June 14, 2002 is automatically granted on the date of such election, without further action by the Board, an option (an “Initial Option”) to purchase 10,000 shares of the Company’s common stock which vests over a four-year period and (b) annually, each non-employee director is automatically granted, as of the date of the Annual Meeting of Stockholders in such year, an option (an “Annual Option”) to purchase 10,000 shares of common stock which vests over a one-year period. Any non-employee who becomes a director after the Annual Meeting of Stockholders in any year shall be entitled to receive, in addition to the Initial Option, a fraction of the Annual Option equal to (x) divided by twelve (12), where (x) equals the number of complete months remaining until the first anniversary of the preceding Annual Meeting of Stockholders. Under the 2002 Director Plan, Annual Option grants were made in 2004 to each of Messrs. Fredericks, Thompson and Zadel and Ms. Kurland to

purchase 10,000 shares of our common stock. Dr. Niloff was granted an Initial Option to purchase 10,000 shares of our common stock upon his election as a director in February 2005 and was also granted, on the same date, a pro rata Annual Option to purchase 3,333 shares of our common stock. All options granted pursuant to the 2002 Director Plan have an exercise price equal to the fair market value of our common stock on the date of grant and expire ten years after the date of grant.
      Directors who are employees of the Company receive no additional compensation for service on the Board of Directors or its Committees.
Compensation Committee Report
      The Compensation Committee of the Board of Directors (the “Compensation Committee”) is currently composed of Walter O. Fredericks, who was first elected to serve on the Compensation Committee on February 13, 2004 and who serves as Chair of the Committee, Judith Kurland, T. Stephen Thompson and C. William Zadel. None of the Compensation Committee members is currently an officer or employee of the Company, and each satisfies the criteria for independence as defined in Section 121A of the listing standards for the American Stock Exchange.
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
      For 2004, each executive officer’s total compensation package consisted of base salary, a bonus awarded in the form of cash and stock options, and various benefits, including a 401(k) retirement plan and medical insurance plans, that are available to all employees of the Company. Some executive officers received additional stock option awards during 2004, other than as part of their performance-based bonus award, following an analysis by the Compensation Committee of the relative number of existing stock option awards held by members of senior management and of the contribution level of such executive officers. One recently hired executive received a stock option award as part of a new hire package in early 2004 and one person newly elected as an executive officer during the year received a special stock option award as well as a base salary increase upon such election. The Compensation Committee approved all executive officer base salary, bonus awards and stock option awards.
      The Compensation Committee attempts to keep the Company’s compensation programs competitive by comparing them with those of other companies in the biotechnology field generally as determined by independent sources including the Radford Biotechnology survey. The Compensation Committee also reviews compensation data of other public companies the Committee considers to be particularly pertinent comparisons to the Company in the nature of the business, revenue levels and profitability, size and market capitalization. The Compensation Committee further reviews the performance of each such executive officer and his or her influence on achieving corporate objectives.

      Cash Compensation. The Compensation Committee reviews each executive’s salary at least once per year and, while it is not required to do so, it may in its discretion adjust these salaries. The Compensation Committee sets the base salaries for individual executives by reviewing the salaries historically paid at the Company, the salaries paid to persons holding comparable positions at other companies in the biotechnology field as established by independent third parties and based on a review of publicly available information concerning compensation paid within a group of public companies the Compensation Committee considers to be particularly pertinent comparisons to the Company in the nature of the business, revenue levels and profitability, size and market capitalization. The Compensation Committee also determines any increases in base salaries based in part on a comparison of the executive’s actual performance against his or her individualized performance objectives, as well as on his or her contribution towards achieving corporate objectives. The individualized performance objectives for each executive depend on his or her area of responsibility and may include achievement of performance objectives in such areas as product development, sales and profit levels, financial metrics, regulatory compliance and customer service. The Compensation Committee also considers subjective factors, including the executive’s ability to provide leadership, to develop the Company’s business, to promote the Company’s image with its customers and stockholders and to manage the Company’s continuing growth. The Compensation Committee solicits and considers input on an executive’s performance and contributions from senior management, and solicits and considers recommendations of senior management, in establishing compensation levels for all but the Chief Executive Officer. Salaries of the Company’s Chief Executive Officer and the next four most highly compensated executives during fiscal 2004 are listed in the “Summary Compensation Table”.
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
      The stock options granted to executive officers generally become exercisable at the rate of 25% per year on each of the first four anniversaries of grant. The options expire ten years from the date of grant. All options granted by the Compensation Committee to executives in 2004 or with respect to 2004 performance contain these terms. In early 2004, the Compensation Committee granted stock options to most executive officers based on their performance during the 2003 fiscal year. Other stock option awards made by the Compensation Committee to executives during 2004 consisted of a new hire grant to one person in early 2004 and a promotion grant to one person upon his election to an executive officer position during the year. In addition, during the summer of 2004, at the request of the Chief Executive Officer, the Compensation Committee conducted a review of the relative amounts of option held by members of senior management and of the contribution level of certain executive officers whose option holdings were considered to be relatively low. As a result of this review, the Compensation Committee made special stock option grants to some executives, not including the Chief Executive Officer, in July 2004. The total options held by each of the Named Officers at December 31, 2004 is set forth in the table captioned “Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values”.
      In making stock option awards, the Compensation Committee reviews awards granted to persons holding comparable positions at other companies in the biotechnology field as established by independent third parties and reviews awards within a group of public companies the Compensation Committee considers to be particularly pertinent comparisons to the Company in the nature of the business, revenue levels and profitability, size and market capitalization. The Compensation Committee also considers the executive’s performance compared to his or her individualized performance objectives, as well as on his or her contribution towards achieving corporate objectives. The Compensation Committee may further consider subjective factors, including the executive’s ability to provide leadership, to develop the Company’s business, to promote the Company’s image with its customers and stockholders and to manage the Company’s continuing growth. The Compensation Committee solicits and considers input on an executive’s performance and contributions from senior management, and solicits and considers recommendations of senior management, in establishing stock option awards for all but the Chief Executive Officer.
      CEO Compensation. With respect to the compensation of the Company’s Chief Executive Officer, Mr. Chubb’s salary was $262,000 in 2004. In January 2004, Mr. Chubb was awarded a cash bonus of $37,664 and stock options to purchase 19,823 shares of the Company’s common stock at an exercise price of $1.90 per share based on his performance in fiscal 2003. In February 2005, Mr. Chubb was granted a cash bonus in the amount of $70,200 for his performance in 2004, which was paid in February 2005. Mr. Chubb was also granted options to purchase 76,304 shares of the Company’s common stock at an exercise price of $.92 per share in February 2005 based on performance in fiscal 2004. In making the cash bonus award and stock option award to Mr. Chubb in February 2005, the Compensation Committee reviewed the performance of the Company towards corporate objectives for 2004 and determined that the Company had substantially achieved such corporate objectives, which included targets for revenues and product sales, profit/loss overall and for the German subsidiary, and product development goals.
      In February 2005, the Compensation Committee established Mr. Chubb’s base salary for 2005 as $286,000 and established a target bonus for Mr. Chubb for 2005 performance as 60% of his base salary. If earned, a bonus will be paid to Mr. Chubb in early 2006, 50% in cash, 25% in restricted stock and 25% in deferred cash. Restrictions on the restricted stock will lapse and the payment of the deferred cash will occur at the rate of 1/3 on each of the first three anniversaries of the award, in accordance with the terms of the Management Bonus Plan adopted by the Board of Directors in February 2005, and vesting will be accelerated in certain circumstances including a change of control of the Company. The Compensation Committee established corporate objectives for 2005 against which Mr. Chubb’s performance will be measured. These corporate objectives include target revenues and product sales, profit/loss overall and for the German subsidiary, and product development goals. The Compensation Committee intends to determine in January or February 2006 the extent of achievement of these corporate objectives and based on such achievement to consider making a bonus award to Mr. Chubb as described above. In establishing Mr. Chubb’s base salary for 2005, the Compensation Committee reviewed Mr. Chubb’s salary history at the Company, the salaries paid to persons holding comparable positions at other companies in the biotechnology field as established by independent third parties and publicly available information concerning compensation paid within a group of public companies the Compensation Committee considers to be particularly pertinent comparisons to the Company in the nature of the business, revenue levels and profitability, size and market capitalization. The Compensation Committee also considered subjective factors, including the Chief Executive Officer’s ability to provide leadership, to develop the Company’s business, to promote the Company’s image with its customers and stockholders and to manage the Company’s continuing growth. The Compensation Committee further retained an independent compensation consultant to assist it in making decisions on compensation to be awarded to the Chief Executive Officer and other executives.
      The Compensation Committee also secured advice from its independent compensation consultant on the structure of and elements of compensation programs generally at the Company. Thereafter, the Compensation Committee approved, or in some instances recommended to the Board of Directors the adoption of, new or revised compensation programs which affect executive compensation. In February 2005, the Board of Directors adopted a new Management Bonus Plan to be effective for awards granted for performance in fiscal 2005 and thereafter. This Plan sets target bonus awards for executives based on their position in the Company, provides for the Compensation Committee to annually establish, in the case of the Chief Executive Officer, or approve, in the cases of other executives, performance objectives. Bonuses awarded under the new Plan are paid 50% in cash, 25% in deferred cash and 25% in restricted stock. Restrictions on the restricted stock will lapse and the payment of the deferred cash will occur at the rate of 1/3 on each of the first three anniversaries of the award, and vesting will be accelerated in certain circumstances including a change of control of the Company. The Compensation Committee also adopted new stock ownership guidelines for the Chief Executive Officer and President, setting goals for the number or value of shares of Company’s common stock each such officer will own within three years of adoption. For the Chief Executive Officer, the goal is 150,000 shares or four times his base salary in value, whichever is lower. For the President, the goal is the lower of 100,000 or 2.5 times his base salary. The Compensation Committee also included stock retention obligations for executives receiving restricted stock bonus awards until they achieve a stock holding of 50,000 shares, pro-rated in the case of part-time employees. The Compensation Committee further adopted new stock option grant guidelines for executives, including the Chief Executive Officer, for annual or new hire stock option grants, as well as changed vesting an expiration provisions for options. For the Chief Executive Officer, the guidelines call for the lower of an annual grant covering 150,000-300,000 shares or a grant which will result in a projected value to the Chief Executive Officer of $300,000-$600,000 over the life of the option, assuming a 5% per year increase in the stock value. The guidelines for grants to other executives are lower in number of shares and value. The new option terms provide for vesting for newly hired executives of 50% of the option shares two years from the date of grant, with 25% per year on the following two grant anniversaries. For continuing executive officers, the vesting schedule does not change from that described previously. The term of these options is seven years, and vesting of the options will be accelerated in certain circumstances, including a change of control of the Company. The Compensation Committee also recommended to the Board of Directors that the Company’s 2002 Employee Stock Purchase Plan be terminated, effective after the end of the present Payroll Period which ends on June 30, 2005.
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

Respectfully submitted,

Walter O. Fredericks, Chair
Judith Kurland
T. Stephen Thompson
C. William Zadel

Item 12.	Security Ownership of Certain Beneficial Owners and Management.
Securities Ownership of Management and Principal Stockholders
      The following table sets forth certain information as of December 31, 2004 (except where otherwise noted), regarding the beneficial ownership of our common stock by (i) all persons who, to our knowledge, own more than 5% of the outstanding shares of common stock, (ii) each director and nominee for director, (iii) each executive officer including the “named executive officers”, and (iv) all directors and executive officers as a group. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to all shares of common stock show as beneficially owned by them.

Name and Address of Beneficial Owner(1)	Ownership(2)	Class(3)

Stephen D. Chubb(4)	990,974	2.2%
David L. Corbet(5)	353,566	*
Melodie R. Domurad(6)	157,224	*
Gary J. Fagan(7)	15,310	*
Walter O. Fredericks(8)	19,167	*
Judith Kurland(9)	67,334	*
Franz Maier(10)	126,149	*
Jonathan M. Niloff(11)	833	*
John E. Quigley(12)	159,388	*
Patricia Randall(13)	3,750	*
Richard A. Sandberg(14)	26,865	*
T. Stephen Thompson(15)	98,000	*
c/o Immtech International
150 Fairway Drive
Vernon Hills, IL 60661
C. William Zadel(16)	93,800	*
c/o Mykrolis Corporation
129 Concord Road
Billerica, MA 01821
All executive officers, directors and nominees as a group (13 persons)(17)	2,112,360	4.7%

*	Indicates less than 1% of outstanding common stock.

(1)	Unless otherwise indicated, the address of each person listed on the table is c/o Matritech, Inc., 330 Nevada Street, Newton, MA 02460.

(2)	Except as indicated in footnotes to this table, the persons named in this table have sole voting and investment power with respect to all shares of Common Stock owned based upon information provided to the Company by the directors, officers and principal stockholders.

(3)	The number of shares of Common Stock deemed outstanding for this calculation includes (i) 43,718,512 shares of Common Stock outstanding on March 4, 2005 and (ii) all Common Stock underlying stock options or warrants which are exercisable as of March 4, 2005 or will become exercisable on or within 60 days thereafter by the person or group in question.

(4)	Mr. Chubb’s beneficial ownership includes 456,672 shares issuable upon exercise of outstanding stock options exercisable on March 4, 2005 or within 60 days thereafter.

(5)	Mr. Corbet’s beneficial ownership includes 343,500 shares issuable upon exercise of outstanding stock options exercisable on March 4, 2005 or within 60 days thereafter. Mr. Corbet holds all of his issued shares jointly with his wife.

(6)	Dr. Domurad’s beneficial ownership includes 146,352 shares issuable upon exercise of outstanding stock options exercisable on March 4, 2005 or within 60 days thereafter.

(7)	Dr. Fagan’s beneficial ownership includes 15,310 shares issuable upon exercise of outstanding stock options exercisable on March 4, 2005 or within 60 days thereafter.

(8)	Mr. Frederick’s beneficial ownership includes 19,167 shares issuable upon exercise of outstanding stock options exercisable on March 4, 2005 or within 60 days thereafter.

(9)	Ms. Kurland’s beneficial ownership includes 50,834 shares issuable upon exercise of outstanding stock options exercisable on March 4, 2005 or within 60 days thereafter.

(10)	Mr. Maier’s beneficial ownership includes 89,126 shares issuable upon exercise of outstanding stock options exercisable on March 4, 2005 or within 60 days thereafter.

(11)	Dr. Niloff’s beneficial ownership includes 833 shares issuable upon exercise of outstanding stock options exercisable on March 4, 2005 or within 60 days thereafter.

(12)	Mr. Quigley’s beneficial ownership includes 159,388 shares issuable upon exercise of outstanding stock options exercisable on March 4, 2005 or within 60 days thereafter.

(13)	Ms. Randall’s beneficial ownership includes 750 shares issuable upon exercise of outstanding stock options exercisable on March 4, 2005 or within 60 days thereafter.

(14)	Mr. Sandberg’s beneficial ownership includes 19,365 shares issuable upon exercise of outstanding stock options exercisable on March 4, 2005 or within 60 days thereafter.

(15)	Mr. Thompson’s beneficial ownership includes 87,500 shares issuable upon exercise of outstanding stock options exercisable on March 4, 2005 or within 60 days thereafter.

(16)	Mr. Zadel’s beneficial ownership includes 92,800 shares issuable upon exercise of outstanding stock options exercisable on March 4, 2005 or within 60 days thereafter.

(17)	Includes 1,481,597 shares issuable upon exercise of outstanding stock options exercisable on March 4, 2005 or within 60 days thereafter.
Section 16(a) Beneficial Ownership Reporting Compliance
      Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors, executive officers and holders of more than 10% of the Company’s Common Stock (collectively, “Reporting Persons”) to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock of the Company. Such persons are required by regulations of the SEC to furnish the Company with copies of all such filings. Based on its review of the copies of such filings received by it with respect to the fiscal year ended December 31, 2004 and written representations from certain Reporting Persons, the Company believes that all Reporting Persons complied with all Section 16(a) filing requirements in the fiscal year ended December 31, 2004.
Indemnification of Directors and Officers
      Our corporate charter, as amended, provides that the personal liability of directors for monetary damage arising from a breach of their fiduciary duties in certain circumstances shall be eliminated except to the extent the liability arises from any breach of the director’s duty of loyalty, from acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, under Section 174 of the Delaware General Corporation Law or from transactions from which the director derived a personal benefit. We have entered into indemnification agreements with our directors providing such indemnification. The indemnification agreements may require us, among other things, to indemnify such directors against certain liabilities that may arise by reason of their status or service as directors (other than liabilities arising from willful misconduct of a culpable nature) and to advance expenses incurred as a result of any proceeding against them as to which they could be indemnified. The agreements obligate the Company to obtain and maintain directors’ and officers’ insurance. Our charter further provides indemnification rights, including advancement of expenses, for officers of the Company.

      The Company has an agreement stemming from its acquisition of ADL GmbH in 2000 whereby one of our executive officers, Mr. Maier, the president of Matritech GmbH, pays the Company all amounts we are obligated to pay on an outstanding bank loan made to ADL GmbH. During the last fiscal year, the amount of the loan obligation of Matritech GmbH to the bank was a maximum of approximately $38,000, and the amount of the obligation as of December 31, 2004 was approximately $27,000. This arrangement with Mr. Maier has not been amended since it was entered into in 2000.
Stock Performance Graph
      The Stock Performance Graph set forth below compares the cumulative total stockholder return on the Company’s Common Stock from December 31, 1999 to December 31, 2004, with the cumulative total return of the Nasdaq Market Index, the Company’s four digit SIC Code Index and the RDG MicroCap Biotechnology Index over the same period.
COMPARISON OF CUMULATIVE TOTAL RETURN(1)(2)(3)(4)
Matritech -ASE
Cumulative Total Return

	12/99	12/00	12/01	12/02	12/03	12/04

MATRITECH, INC	100.00	123.57	85.93	62.78	57.35	32.00

NASDAQ STOCK MARKET (U.S.)	100.00	72.62	50.23	29.12	44.24	47.16

RDG MICROCAP BIOTECHNOLOGY	100.00	134.19	84.16	42.50	72.93	44.39

PEER GROUP (SIC CODE 2835)	100.00	160.36	192.31	128.64	191.39	221.73

      This assumes $100 invested on December 31, 1999.

(1)	This graph is not “soliciting material,” is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference in any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

(2)	The stock price performance shown on the graph is not necessarily indicative of future price performance.

(3)	The RDG MicroCap Biotechnology Index is a proprietary database of Research Data Group of San Francisco, CA consisting of 195 issuers.

(4)	Information used on the graph was obtained from Research Data Group, a source believed to be reliable, but the Company is not responsible for any errors or omissions in such information.
      We have chosen to include a comparison with the RDG MicroCap Biotechnology Index because the issuers in that index all have a market capitalization ranging from $0 to $300 million, with an average market capitalization of approximately $40 approximately, and are all involved in the same broad industry in which the Company is involved. In contrast, the SIC Code comparison we have used includes issuers with market capitalizations ranging from $0 to $13 billion, with an average of $790 million. Our market capitalization as of December 31, 2004 was $45 million.

Item 13.	Certain Relationships and Related Transactions.
      Our corporate charter, as amended, provides that the personal liability of directors for monetary damage arising from a breach of their fiduciary duties in certain circumstances shall be eliminated except to the extent the liability arises from any breach of the director’s duty of loyalty, from acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, under Section 174 of the Delaware General Corporation Law or from transactions from which the director derived a personal benefit. We have entered into indemnification agreements with our directors providing such indemnification. The indemnification agreements may require us, among other things, to indemnify such directors against certain liabilities that may arise by reason of their status or service as directors (other than liabilities arising from willful misconduct of a culpable nature) and to advance expenses incurred as a result of any proceeding against them as to which they could be indemnified. The agreements obligate the Company to obtain and maintain directors’ and officers’ insurance. Our charter further provides indemnification rights, including advancement of expenses, for officers of the Company.
      The Company has an agreement stemming from its acquisition of ADL GmbH in 2000 whereby one of our executive officers, Mr. Maier, the president of Matritech GmbH, pays the Company all amounts we are obligated to pay on an outstanding bank loan made to ADL GmbH. During the last fiscal year, the amount of the loan obligation of Matritech GmbH to the bank was a maximum of approximately $38,000, and the amount of the obligation as of December 31, 2004 was approximately $27,000. This arrangement with Mr. Maier has not been amended since it was entered into in 2000.

Item 14.	Principal Accountant Fees and Services.
      Audit Fees. Aggregate fees for professional services rendered by PricewaterhouseCoopers LLP in connection with its audits of the Company’s consolidated financial statements and its reviews of the Company’s unaudited consolidated interim financial statements were $310,000 for the year ended December 31, 2004 and $120,000 for the year ended December 31, 2003. PricewaterhouseCoopers LLP reviewed the Form 10-Q for all quarters of fiscal years 2004 and 2003.
      Audit-Related Fees. We incurred no audit-related fees in fiscal 2004. Fees for audit-related work performed by PricewaterhouseCoopers in fiscal 2003 were $23,700, which consisted of $21,000 for assistance in responding to SEC comment letters and $2,700 for review of our S-3 filings and issuance of consents in connection therewith.
      Tax Fees. In fiscal 2004, fees for tax-related work performed by PricewaterhouseCoopers were $11,000 for preparation of our tax returns. Fees for tax-related work performed by PricewaterhouseCoopers in fiscal 2003 were $25,600, which consisted of $22,000 for tax return preparation and $3,600 for tax research and advice.

      All Other Fees. We incurred no fees during fiscal 2004 or fiscal 2003 for other services performed by PricewaterhouseCoopers LLP.
Audit Committee Pre-Approval Process
      The Audit Committee must pre-approve all audit and permitted non-audit services for which the independent auditors may be engaged. Of the services described above performed by PricewaterhouseCoopers in fiscal 2004, all were pre-approved by the Audit Committee and in 2004 no fees were paid under a de minimus exception that waives pre-approval for certain non-audit services.
PART IV

Item 15.	Exhibits and Financial Statement Schedules.
      (a) 1. Consolidated Financial Statements. Reports of Independent Accountants. Consolidated Balance Sheets as of December 31, 2003 and 2004. Consolidated Statements of Operations for the Years Ended December 31, 2002, 2003 and 2004. Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2002, 2003 and 2004. Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2003 and 2004. Notes to Consolidated Financial Statements.
      2. All schedules are omitted as the information required is inapplicable or the information is presented in the consolidated financial statements or the related notes.
      3. List of Exhibits

Exhibit
Number	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of the Registrant (originally filed as Exhibits 3, 4.1 to our Registration Statement No. 33-46158 on Form S-1 and re-filed in electronic form as Exhibit 3.1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference).

3.2	Amended and Restated By-Laws of the Registrant (originally filed as Exhibits 3.2, 4.1 to our Registration Statement No. 33-46158 on Form S-1 and re-filed in electronic form as Exhibit 3.2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference).

3.3	Certificate of Amendment dated June 16, 1994, of Amended and Restated Certificate of Incorporation of the Registrant (originally filed as Exhibit 3.2 of our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1995 and re-filed in electronic form as Exhibit 3.3 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference).

3.4	Certificate of Amendment dated June 5, 1995, of Amended and Restated Certificate of Incorporation of the Registrant (originally filed as Exhibit 3.3 of our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1995 and re-filed in electronic form as Exhibit 3.4 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference).

3.5	Certificate of Amendment dated June 26, 2002, of Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 4.6 to our Registration Statement No. 333-96701 on Form S-8, filed on July 18, 2002 and incorporated herein by reference).

3.6	Certificate of Amendment, dated June 11, 2004, of Amended and Restated Certificate of Incorporation (filed as Exhibit 3.5 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2004 and incorporated herein by reference).

3.7	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock, dated March 4, 2005 (filed as Exhibit 4.1 to our Current Report on Form 8-K filed on March 8, 2005 and incorporated herein by reference).

Exhibit
Number	Description of Exhibit

4.1	Description of Capital Stock contained in the Registrant’s Amended and Restated Certificate of Incorporation, filed as Exhibits 3.1, 3.3 and 3.4.

4.2	Form of Warrant Agreement and Certificate between the Company and certain designees of Sunrise Securities Corp. (filed as Exhibit 4.2 to our Form 8-K, filed on June 4, 1997 and incorporated herein by reference).

4.3	Form of Common Stock and Warrant Purchase Agreement between the Company and several investors (filed as Exhibit 4.1 to our Form 8-K, filed on November 22, 1999 and incorporated herein by reference).

4.4	Form of Warrant Agreement issued by the Company to the several investors (filed as Exhibit 4.2 to our Form 8-K, filed on November 22, 1999 and incorporated herein by reference).

4.5	Purchase Agreement dated June 28, 2000, by and among Petra Urban, on behalf of Franz Maier, Eva Heidt and Joachim Hevler, the shareholders of ADL, and Stephan Schmidt, on behalf of the Company (filed as Exhibit 4.1 to our Form 8-K, filed on July 10, 2000 and incorporated herein by reference).

4.6	Form of Common Stock and Warrant Purchase Agreement (including form of Warrant) between the Company and Several Investors (filed as Exhibit 4.1 to our 8-K, filed on January 4, 2002 and incorporated herein by reference).

4.7	Form of Common Stock and Warrant Purchase Agreement between the Company and each of the Purchasers (filed as Exhibit 4.1 to our 8-K, filed on December 9, 2002 and incorporated herein by reference).

4.8	Securities Purchase Agreement dated March 31, 2003 between the Company and several investors (filed as Exhibit 4.1 to our Form 8-K filed on April 1, 2003 and incorporated herein by reference).

4.9	Registration Rights Agreement dated March 31, 2003 between the Company and several investors (filed as Exhibit 4.2 to our Form 8-K filed on April 1, 2003 and incorporated herein by reference).

4.10	Form of 7.5% Convertible Debenture (filed as Exhibit 4.3 to our Form 8-K filed on April 1, 2003 and incorporated herein by reference).

4.11	Form of Stock Purchase Warrant between the Company and several investors (filed as Exhibit 4.4 to our Form 8-K filed on April 1, 2003 and incorporated herein by reference).

4.12	Securities Purchase Agreement dated October 15, 2003 between the Company and several investors (filed as Exhibit 4.1 to our Form 8-K filed on October 16, 2003 and incorporated herein by reference).

4.13	Registration Rights Agreement dated October 15, 2003 between the Company and several investors (filed as Exhibit 4.2 to our Form 8-K filed on October 16, 2003 and incorporated herein by reference).

4.14	Form of Stock Purchase Warrant between the Company and several investors (filed as Exhibit 4.3 to our Form 8-K filed on October 16, 2003 and incorporated herein by reference).

4.15	Securities Purchase Agreement dated October 17, 2003 between the Company and a purchaser of common stock and warrants (filed as Exhibit 4.4 to our Form 10-Q filed on November 12, 2003 and incorporated herein by reference).

4.16	Registration Rights Agreement dated October 15, 2003 between the Company and a purchaser of common stock and warrants (filed as Exhibit 4.5 to our Form 10-Q filed on November 12, 2003 and incorporated herein by reference).

4.17	Common Stock Purchase Warrant dated November 6, 2003 between the Company and a purchaser of common stock and warrants (filed as Exhibit 4.6 to our Form 10-Q filed on November 12, 2003 and incorporated herein by reference).

4.18	Securities Purchase Agreement dated March 19, 2004 between the Company and several investors (filed as Exhibit 4.1 to our Form 8-K filed on March 22, 2004 and incorporated herein by reference).

Exhibit
Number		Description of Exhibit

4.19		Registration Rights Agreement dated March 19, 2004 between the Company and several investors (filed as Exhibit 4.2 to our Form 8-K filed on March 22, 2004 and incorporated herein by reference).

4.20		Form of Stock Purchase Warrant between the Company and several investors (filed as Exhibit 4.3 to our Form 8-K filed on March 22, 2004 and incorporated herein by reference).

4.21		Investor Relations Warrant Agreement dated July 14, 2000, by and among the Company and the individuals set forth on Exhibit A thereto (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2000 and incorporated herein by reference).

4.22		Form of Purchase Agreement dated March 4, 2005 between Matritech, Inc. and various Investors (filed as Exhibit 4.2 to our Current Report on Form 8-K filed on March 8, 2005 and incorporated herein by reference).

4.23		Registration Rights Agreement dated March 4, 2005 between Matritech, Inc. and various Investors (filed as Exhibit 4.3 to our Current Report on Form 8-K filed on March 8, 2005 and incorporated herein by reference).

4.24		Form of Warrant to Purchase Shares of Common Stock (filed as Exhibit 4.4 to our Current Report on Form 8-K filed on March 8, 2005 and incorporated herein by reference).

4.25		Placement Agent Warrant to Purchase Shares of Common Stock (filed as Exhibit 4.5 to our Current Report on Form 8-K filed on March 8, 2005 and incorporated herein by reference).

10	.1@	License Agreement between the Company and the Massachusetts Institute of Technology dated December 14, 1987, as amended March 15, 1988, December 20, 1989 and March 4, 1992 (originally filed as Exhibit 10.1 to our Registration Statement No. 33-46158 on Form S-1 and re-filed in electronic form as Exhibit 10.1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference).

10	.2#	1988 Stock Plan (originally filed as Exhibit 10.8 to our Registration Statement No. 33-46158 on Form S-1 and re-filed in electronic form as Exhibit 10.2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference).

10	.3#	1992 Stock Plan as amended June 16, 2000 (filed as Exhibit 4.6 to our Registration Statement No. 333-51116 on Form S-8, filed on December 1, 2000 and incorporated herein by reference).

10	.4#	Amended and Restated 1992 Non-Employee Director Stock Plan as amended June 16, 2000 (filed as Exhibit 4.7 to our Registration Statement No. 333-51116 on Form S-8, filed on December 1, 2000 and incorporated herein by reference).

10	.5#	1992 Employee Stock Purchase Plan (originally filed as Exhibit 10.11 to our Registration Statement No. 33-46158 on Form S-1 and re-filed in electronic form as Exhibit 10.5 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference).

10.6		Form of Indemnity Agreement with directors (originally filed as Exhibit 10.14 to our Registration Statement No. 33-46158 on Form S-1 and re-filed in electronic form as Exhibit 10.6 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference).

10.7		Fourth Amendment dated March 18, 1993 to License Agreement between the Company and the Massachusetts Institute of Technology dated December 14, 1987, as amended (originally filed as Exhibit 10.9 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and re-filed in electronic form as Exhibit 10.7 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference).

10.8		Fifth Amendment dated April 14, 1994 to License Agreement between the Company and the Massachusetts Institute of Technology dated December 14, 1987, as amended (originally filed as Exhibit 10.1 to our Form 10-Q for the fiscal quarter ended March 31, 1994 and re-filed in electronic form Exhibit 10.8 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference).

Exhibit
Number		Description of Exhibit

10	.9@	Exclusive Distribution Agreement between the Company and Konica Corporation dated as of November 9, 1994 (originally filed as Exhibit 10.26 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and re-filed in electronic form as Exhibit 10.9 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference).

10.10		First Amendment to Agreement of Lease between the Company and One Nevada Realty Trust dated June 22, 2000 (filed as Exhibit 10.10 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference).

10.11		Sixth Amendment dated March 1, 1996 to License Agreement between the Company and the Massachusetts Institute of Technology dated December 14, 1987, as amended (originally filed as Exhibit 10.26 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1995 and re-filed in electronic form as Exhibit 10.11 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference).

10.12		Senior Loan and Security Agreement No. 0096 between the Company and Phoenix Leasing, Incorporated dated August 29, 1997 including form of Senior Secured Promissory Note between the Company and Phoenix Leasing, Incorporated (filed as Exhibit 10.20 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by reference).

10	.13@	Distributorship Agreement by and between the Company and Curtin Matheson Scientific, a division of Fisher Scientific Company, L.L.C. dated March 19, 1998 (filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by reference).

10.14		Bank Loan between Matritech GmbH and Sparkasse Freiburg, dated May 7, 1999 (filed as Exhibit 10.17 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference).

10	.15@	Distributorship Agreement by and between Matritech GmbH and Hitachi Chemical Diagnostics, Inc., dated October 1, 2000 (filed as Exhibit 10.18 to our Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).

10	.16@	Distribution Agreement between Matritech, Inc. and Timm Medical Technologies, Inc., dated January 17, 2001 (filed as Exhibit 10.19 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001 and incorporated herein by reference).

10	.17#	2002 Stock Option and Incentive Plan (filed as Appendix B to our Definitive Proxy Statement, filed April 22, 2002 on Form 14A and incorporated herein by reference).

10	.18#	2002 Non-Employee Director Stock Option Plan (filed as Appendix C to our Definitive Proxy Statement, filed April 22, 2002 on Form 14A and incorporated herein by reference).

10	.19#	2002 Employee Stock Purchase Plan (filed as Appendix D to our Definitive Proxy Statement filed April 22, 2002 on Form 14A and incorporated herein by reference).

10	.20@	Exclusive License and Supply Agreement between Matritech, Inc. and Sysmex Corporation, dated November 20, 2002 filed as Exhibit 10.22 with our Form 10-K filed on March 31, 2003 and incorporated herein by reference).

10	.21@	Amended and Restated Distribution Agreement dated October 31, 2003 between Cytogen Corporation and Matritech, Inc. (filed as Exhibit 10.21 to our Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

10.22		Second Amendment to Agreement of Lease dated May 12, 2004 between the Company and Francis L. Biotti as trustee of One Nevada Realty Trust (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2004 and incorporated herein by reference).

10	.23#	2002 Employee Stock Purchase Plan as amended effective June 11, 2004 (filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2004 and incorporated herein by reference).

10	.24††	Sublicense Agreement between the Company and Abbott Laboratories, dated as of April 1, 2004 (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004 and incorporated herein by reference).

Exhibit
Number		Description of Exhibit

10	.25††	Letter Agreement regarding Contract Manufacturing Arrangement between the Company and Unotech Diagnostics, Inc. executed in April 2001 (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004 and incorporated herein by reference).

10	.26#	Management Bonus Plan adopted February 18, 2005 (filed as Exhibit 99.1 to our Current Report on Form 8-K filed February 23, 2005 and incorporated herein by reference).

10	.27#	Form of Stock Option Agreement for stock option grants made in February 2005 to executive officers (filed as Exhibit 4.1 to our Current Report on Form 8-K filed February 16, 2005 and incorporated herein by reference)

14.1		Code of Business Conduct and Ethics (filed as Exhibit 14.1 to our Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).

31.1		Certification of the Chief Executive Officer under Section 302 of Sarbanes-Oxley Act of 2002

31.2		Certification of the Chief Financial Officer under Section 302 of Sarbanes-Oxley Act of 2002

32	.1^	Certification of the Chief Executive Officer under Section 906 of Sarbanes-Oxley Act of 2002

32	.2^	Certification of the Chief Financial Officer under Section 906 of Sarbanes-Oxley Act of 2002

23**		Consent of PricewaterhouseCoopers LLP.

@	Confidential Treatment Granted for portions thereof

**	Filed herewith

#	Indicates management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report.

††	Confidential Treatment has been requested as to omitted portions pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended. A complete copy of this agreement has been filed separately with the SEC.

^	Furnished as exhibits

(c)	Exhibits. The Company hereby files as exhibits to this Form 10-K those exhibits listed in Item 15(a)(3), above.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Newton, Commonwealth of Massachusetts, on the 14th day of March, 2005.

Matritech, Inc.

By:	/s/ Stephen D. Chubb

Stephen D. Chubb
Director, Chairman and
Chief Executive Officer
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stephen D. Chubb Stephen D. Chubb	Director, Chairman, and Chief Executive Officer (Principal Executive Officer)	March 14, 2005

/s/ David L. Corbet David L. Corbet	Director, President and Chief Operating Officer	March 14, 2005

/s/ Richard A. Sandberg Richard A. Sandberg	Director, Vice President, Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)	March 14, 2005

/s/ Walter O. Fredericks Walter O. Fredericks	Director	March 14, 2005

/s/ Judith Kurland Judith Kurland	Director	March 14, 2005

/s/ Jonathan M. Niloff Jonathan M. Niloff	Director	March 14, 2005

/s/ T. Stephen Thompson T. Stephen Thompson	Director	March 14, 2005

/s/ C. William Zadel C. William Zadel	Director	March 14, 2005

MATRITECH, INC.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders,
Matritech, Inc.:
      In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, cash flows and stockholders’ equity present fairly, in all material respects, the financial position of Matritech Inc., and its subsidiary, as of December 31, 2004 and December 31, 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP
Boston, Massachusetts
March 14, 2005

MATRITECH, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,

	2003	2004

ASSETS
Current Assets:
Cash and cash equivalents	$7,518,124	$4,906,178
Accounts receivable less allowance of $23,591 in 2003 and $85,123 in 2004	556,624	884,057
Inventories, net	609,211	878,804
Prepaid expenses and other current assets	390,090	347,245

Total current assets	9,074,049	7,016,284
Property and equipment, at cost:
Laboratory equipment	2,437,430	2,499,519
Office equipment	408,153	505,792
Laboratory furniture	62,739	62,739
Leasehold improvements	88,865	141,267
Automobiles	47,053	48,933

	3,044,240	3,258,250
Less — Accumulated depreciation and amortization	2,107,544	2,343,673

	936,696	914,577

Goodwill	132,615	132,615
Other assets	246,706	166,416
Receivable from related party	28,254	16,104

Total assets	$10,418,320	$8,245,996

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of notes payable	$301,647	$13,534
Current maturities of convertible debt	1,554,067	1,390,887
Accounts payable	281,697	475,342
Accrued expenses	976,242	1,570,588
Deferred revenue	525,940	386,188

Total current liabilities	3,639,593	3,836,539
Notes payable, less current maturities	25,202	13,534
Convertible debt, less current maturities	1,312,860	364,236
Deferred revenue	642,435	636,775

Total liabilities	5,620,090	4,851,084

Commitments and Contingencies (Note 4)
Stockholders’ Equity:
Preferred stock, $1.00 par value
Authorized — 4,000,000 shares
Issued and outstanding — no shares	—	—
Common stock, $0.01 par value
Authorized — 60,000,000 shares in 2003 and 90,000,000 in 2004
Issued and outstanding — 36,121,934 shares in 2003 and 43,014,543 shares in 2004	361,219	430,145
Additional paid-in capital	83,316,769	92,944,400
Accumulated other comprehensive income (loss)	119,119	142,399
Accumulated deficit	(78,998,877)	(90,122,032)

Total stockholders’ equity	4,798,230	3,394,912

Total liabilities and stockholders’ equity	$10,418,320	$8,245,996

The accompanying notes are an integral part of these consolidated financial statements.

MATRITECH, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,

	2002	2003	2004

Revenue:
Product sales	$3,093,729	$4,017,896	$7,274,789
Alliance and collaboration revenue	186,402	357,315	208,306

Total revenue	3,280,131	4,375,211	7,483,095

Expenses:
Cost of product sales	2,149,115	2,008,954	2,579,581
Research, development and clinical expense	3,805,435	2,647,716	2,726,030
Selling, general and administrative expense	5,657,908	6,574,088	10,545,268

Total operating expenses	11,612,458	11,230,758	15,850,879

Loss from operations	(8,332,327)	(6,855,547)	(8,367,784)
Interest income	75,164	76,629	97,741
Interest expense	21,111	1,099,372	2,853,112

Net loss	$(8,278,274)	$(7,878,290)	$(11,123,155)

Basic and diluted net loss per common share	$(0.27)	$(0.24)	$(0.27)

Basic and diluted weighted average number of common shares outstanding	30,490,071	32,956,888	40,686,755

The accompanying notes are an integral part of these consolidated financial statements.

MATRITECH, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock				Accumulated
			Additional		Other		Total
	Number of		Paid-In	Deferred	Comprehensive	Accumulated	Stockholders’
	Shares	Par Value	Capital	Compensation	Income/(Loss)	Deficit	Equity

Balance, December 31, 2001	28,332,073	$283,321	$67,882,572	$(107,146)	$5,428	$(62,842,313)	$5,221,862
Net loss	—	—	—	—	—	(8,278,274)	(8,278,274)
Cumulative translation adjustment	—	—	—	—	(26,047)	—	(26,047)

Total comprehensive loss							(8,304,321)

Sale of common stock and warrants, net of issuance costs of $191,803	2,992,279	29,922	5,265,000	—	—	—	5,294,922
Sale of common stock, net of issuance costs of $6,304	783,208	7,832	1,489,622	—	—	—	1,497,454
Exercise of common stock options	6,850	69	9,521	—	—	—	9,590
Exercise of common stock warrants	4,000	40	10,960	—	—	—	11,000
Issuance of common stock under employee stock purchase plan	9,833	98	23,356	—	—	—	23,454
Amortization of deferred compensation	—	—	—	71,436	—	—	71,436
Compensation related to common stock warrants	—	—	13,588	—	—	—	13,588

Balance, December 31, 2002	32,128,243	$321,282	$74,694,619	$(35,710)	$(20,619)	$(71,120,587)	$3,838,985
Net Loss	—	—	—	—	—	(7,878,290)	(7,878,290)
Cumulative translation adjustment	—	—	—	—	139,738	—	139,738

Total comprehensive loss							(7,738,552)

Issuance of warrants in connection with convertible debt			1,112,357	—	—	—	1,112,357
Sale of common stock and warrants, net of issuance costs of $853,220	3,893,295	38,933	5,609,649	—	—	—	5,648,582
Beneficial conversion feature associated with convertible debt			1,696,125				1,696,125
Exercise of common stock options	250	3	333	—	—	—	336
Issuance of common stock for interest of convertible debt	93,146	931	191,506	—	—	—	192,437
Issuance of common stock under employee stock purchase plan	7,000	70	12,180	—	—	—	12,250
Amortization of deferred compensation	—	—	—	35,710	—	—	35,710

Balance, December 31, 2003	36,121,934	$361,219	$83,316,769	$—	$119,119	$(78,998,877)	$4,798,230
Net Loss	—	—	—	—	—	(11,123,155)	(11,123,155)
Cumulative translation adjustment	—	—	—	—	23,280	—	23,280

Total comprehensive loss							(11,099,875)

Sale of common stock and warrants, net of issuance costs of $712,530	4,858,887	48,589	5,798,380	—	—	—	5,846,969
Beneficial conversion feature associated with convertible debt	—	—	1,338,669	—	—	—	1,338,669
Exercise of common stock options	100,000	1,000	83,000	—	—	—	84,000
Issuance of common stock for interest on convertible debt	257,728	2,577	326,203	—	—	—	328,780
Issuance of common stock for redemption payments on convertible debt	1,669,994	16,700	2,072,439	—	—	—	2,089,139
Issuance of common stock under employee stock purchase plan	6,000	60	8,940	—	—	—	9,000

Balance, December 31, 2004	43,014,543	$430,145	$92,944,400	$—	$142,399	$(90,122,032)	$3,394,912

The accompanying notes are an integral part of these consolidated financial statements.

MATRITECH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2002	2003	2004

Cash Flows from Operating Activities:
Net loss	$(8,278,274)	$(7,878,290)	$(11,123,155)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	279,940	225,646	256,289
Amortization of deferred compensation	71,436	35,710	—
Amortization of debt discount	—	644,202	2,149,943
Amortization of deferred charges	—	145,549	210,917
Expense related to issuance of common stock warrants to consultant	13,588	—	—
Issuance of common stock for principal and interest on debt	—	192,437	494,840
Changes in assets and liabilities:
Accounts receivable	(406,678)	179,658	(297,158)
Inventories	(160,826)	(111,298)	(248,582)
Prepaid expenses and other assets	(22,440)	(19,073)	(87,782)
Accounts payable	(58,913)	(151,383)	187,023
Accrued expenses	165,246	132,850	582,598
Deferred revenue	1,197,004	(58,167)	(145,412)

Net cash used in operating activities	(7,199,917)	(6,662,159)	(8,020,479)

Cash Flows from Investing Activities:
Purchases of property and equipment	(563,500)	(182,349)	(229,969)

Net cash used in investing activities	(563,500)	(182,349)	(229,969)

Cash Flows from Financing Activities:
Payments on notes payable	(100,548)	(160,515)	(295,212)
Proceeds from notes payable	410,000	—	—
Proceeds from convertible debentures and warrants, net	—	4,556,083	—
Proceeds from sale of common stock and warrants	6,792,376	5,648,582	5,846,969
Proceeds from exercise of common stock warrants	11,000	—	—
Proceeds from exercise of common stock options	9,590	336	84,000
Proceeds from issuance of common stock under employee stock purchase plan	23,454	12,250	9,000

Net cash provided by financing activities	7,145,872	10,056,736	5,644,757

Effect of foreign exchange on cash and cash equivalents	(30,175)	133,883	(6,255)

Increase (decrease) in cash and cash equivalents	(647,720)	3,346,111	(2,611,946)
Cash and cash equivalents, beginning of year	4,819,733	4,172,013	7,518,124

Cash and cash equivalents, end of year	$4,172,013	$7,518,124	$4,906,178

Supplemental Cash Flow Information:
Cash paid during the year for interest	$21,111	$85,767	$8,444
Issuance of common stock as payment on debt	—	93,146	1,927,722
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
      We have incurred losses from operations since our inception. We have an accumulated deficit of $90 million at December 31, 2004. We believe that our existing capital resources combined with our recent financing completed in March 2005 will be sufficient to fund operations until at least December 31, 2005. Our financing plans include continuing to seek to raise additional capital and will consider various financing alternatives, including equity or debt financings and corporate partnering arrangements. However, we may not be able to raise needed capital on terms that are acceptable to us, or at all. If we raise funds on unfavorable terms, we may provide rights and preferences to new investors which are not available to current shareholders. In addition, our existing financing arrangements contain anti-dilutive provisions which may require us to issue additional securities if certain conditions are met. If we do not receive additional financing or do not receive an adequate amount of additional financing, we will be required to curtail our expenses by reducing research and/or marketing or by taking other steps that could hurt our future performance, including but not limited to, the premature sale of some or all of our assets or product lines on undesirable terms, merger with or acquisition by another company on unsatisfactory terms or the cessation of operations. Any future equity financings or retirements of debt with common stock will dilute the ownership interest of our existing investors and may have an adverse impact on the price of our common stock. Any of the foregoing steps will have a material adverse effect on our business, financial condition and results of operations. There can be no assurance that capital will be available on terms acceptable to us, if at all.

(a) Principles of Consolidation
      The consolidated financial statements include the accounts of Matritech, Inc., a Delaware corporation and our wholly-owned subsidiary Matritech GmbH based in Freiburg, Germany. All intercompany balances and transactions have been eliminated at consolidation level.

(b) Use of Estimates
      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

(c) Foreign Currency Translation
      The financial statements of the Matritech GmbH are translated in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 52, Foreign Currency Translation. The functional currency

MATRITECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
of our foreign subsidiary is the local currency (Euro), and accordingly, all assets and liabilities of the foreign subsidiary are translated using the exchange rate at the balance sheet date except for capital accounts, including loans that are considered long-term in nature, which are translated at historical rates. Revenues and expenses are translated at average rates during the period. Adjustments resulting from the translation from the financial statements of the Matritech GmbH into U.S. Dollars are excluded from the determination of net income and are included in accumulated other comprehensive income within stockholders’ equity. Foreign currency transaction gains and losses are reported in the accompanying consolidated statements of operations and are immaterial to the results of operations.

(d) Cash and Cash Equivalents
      We consider all highly liquid investments with maturities of 90 days or less at the date of purchase to be cash equivalents. We follow the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, in accounting for our marketable securities. Securities held at December 31, 2003, include only cash and cash equivalents, a $318,000 certificate of deposit and money market accounts. Securities held at December 31, 2004, include only cash and cash equivalents and money market accounts.

(e)	Concentration of Credit Risk and Significant Customers
      Financial instruments that potentially expose us to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. We limit credit risk in cash and cash equivalents by investing only in short-term, investment grade securities with financial institutions of high credit standing. To reduce credit risk associated with our trade accounts receivable, we routinely assess the financial strength of our customers and utilize credit limits, as a consequence, we believe that our trade accounts receivable credit risk exposure is limited. We do not require collateral from our customers.
      We had one significant customer who accounted for 12% of our revenue in 2002. No customer accounted for more than 10% of our total revenues in fiscal 2003 and 2004, respectively. One customer accounted for 10% of our total accounts receivable balance at December 31, 2003. No customer accounted for more than 10% of our accounts receivable balance at December 31, 2004.

(f) Inventories
      Inventories are stated at the lower of cost (determined on a first-in first-out basis) or market and consist of the following:

	December 31,

	2003	2004

Raw materials	$147,192	$169,708
Work-in-process	4,327	7,975
Finished goods	400,735	655,739
Consignment inventory	56,957	45,382

	$609,211	$878,804

MATRITECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(g) Depreciation
      We provide for depreciation using straight-line methods by recording charges to operations in amounts that allocate the cost of property and equipment over their estimated useful lives as follows:

Asset Classification	Useful Life

Laboratory equipment	4 to 10 years
Office equipment	3-5 years
Laboratory furniture	5 years
Leasehold improvements	Shorter of useful life or lease term
Automobiles	5 years

(h) Disclosure of Fair Value of Financial Instruments
      Our financial instruments, excluding our debt which is described in Note  6, consist mainly of cash and cash equivalents, accounts receivable, accounts payable and notes payable. The carrying amounts of our financial instruments approximate their estimated fair values at December 31, 2003 and 2004. The estimated fair values have been determined through information obtained from market sources and management estimates.

(i) Goodwill and Long-lived Assets
      Effective January 1, 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). This statement requires that goodwill and certain other intangibles no longer be amortized, but instead tested for impairment at least annually. We have completed the annual impairment tests as required by SFAS 142 and, based on the results of these tests, no impairment of goodwill was identified. We did not record amortization expense relating to our goodwill during the years ended December 31, 2002, 2003 and 2004.
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

(j) Revenue Recognition
      We recognize revenue in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”). Revenue is recognized when the following criteria have been met:

1.	Persuasive evidence of an arrangement exists

2.	Delivery has occurred and risk of loss has passed to the buyer

MATRITECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
      Alliance and collaboration revenue is primarily generated through collaborative license and development agreements with strategic partners for the development and commercialization of our product candidates. The terms of the agreements typically include non-refundable license fees, funding of research and development, payments based upon achievement of certain milestones, payments for product manufacturing and royalties on net product sales. Revenue arrangements where multiple products or services are sold together under one contract are evaluated to determine if each element represents a separate unit of accounting as defined in Emerging Task Issues Force (EITF) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). EITF 00-21 requires the following criteria to be met for an element to represent a separate unit of accounting:

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

MATRITECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Deferred revenue consists of the following:

	December 31,

	2003	2004

Collaboration fees	$828,048	$737,885
Deferred product revenue	340,327	285,078

	$1,168,375	$1,022,963

(k) Research and Development Costs
      Research and development costs, which are comprised of costs incurred in performing research and development activities including wages and associated employee benefits, clinical trial costs, contract services, and facilities and overhead costs, are expensed as incurred.

(l) Comprehensive Income (Loss)
      Comprehensive income (loss) is comprised of net income (loss) and foreign currency translation adjustments related to our GmbH subsidiary.

(m) Stock-Based Compensation
      We have elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations, in accounting for our stock-based compensation plans, rather than the alternative fair value accounting method provided for under SFAS No. 123, Accounting for Stock-Based Compensation, (“SFAS No. 123”). Under APB 25, when the exercise price of options granted under these plans is greater than or equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.
      The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	2002	2003	2004

Net loss	$(8,278,274)	$(7,878,290)	$(11,123,155)
Add: employee stock based compensation expense included in net loss	71,436	35,710	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(984,473)	(1,075,669)	(701,434)

Pro forma net loss	$(9,191,311)	$(8,918,249)	$(11,824,589)

Net loss per common share:
Basic and diluted — as reported	$(0.27)	$(0.24)	$(0.27)

Basic and diluted — pro forma	$(0.30)	$(0.27)	$(0.29)

      The weighted-average per share fair value of grants during 2002, 2003 and 2004 was $1.93, $1.82 and $0.85, respectively.

MATRITECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The fair value of stock options and common shares issued pursuant to the stock option and stock purchase plans at the date of grant were estimated using the Black-Scholes model with the following weighted-average assumptions:

	2002	2003	2004

Risk-free interest rate	1.35- 3.28%	2.27- 4.07%	3.74- 4.69%
Expected dividend yield	—	—	—
Expected life	7 years	7 years	5 years
Expected volatility	110%	110%	85%
      The effects on 2002, 2003 and 2004 pro forma net loss and net loss per share of expensing the estimated fair value of stock options and common shares issued pursuant to the stock option and stock purchase plans are not necessarily representative of the effects on reported results of operations for future years as options vest over several years and we intend to grant varying levels of stock options in future periods.

(n) Net Loss per Common Share
      We compute earnings per share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share. Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the year. Diluted loss per share is the same as basic loss per share as the effects of our potential common stock equivalents are antidilutive. Potential common stock equivalents consists of stock options, warrants, and convertible debentures. The number of antidilutive securities excluded from the computation of diluted loss per share were 3,078,173, 8,317,864 and 9,391,336 for the years ended December 31, 2002, 2003 and 2004, respectively.

(o) Recent Accounting Pronouncements
      In March 2004, the FASB issued EITF Issue No. 03-1, The Meaning of Other-Than Temporary Impairment and Its Application to Certain Investments, which provides new guidance for assessing impairment losses on debt and equity investments. Additionally, EITF Issue No. 03-1 includes new disclosure requirements for investments that are deemed to be temporarily impaired. The FASB has delayed the application of the accounting provisions until 2005 but requires new disclosures for annual periods ending after June 15, 2004. We do not expect the adoption of this new accounting pronouncement to have a material impact on our financial statements upon adoption.
      In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4, Inventory Pricing. This standard clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and waste material (spoilage). Such abnormal expenses must be recognized in the period in which they are incurred. In addition, SFAS No. 151 requires the allocation of fixed production overhead to inventory based on the normal capacity of the production facilities. Unallocated overheads must be recognized as an expense in the period in which they are incurred. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June  15, 2005. We do not expect the adoption of this new accounting pronouncement to have a material impact on our financial statements upon adoption.
      In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment, (“FAS 123R”) which revises SFAS NO. 123 and requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. Under FAS 123R, the most significant change in practice would be treating the fair value of stock based payment awards that are within its scope as compensation expense

MATRITECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
in the income statement beginning on the date that a company grants the awards to employees. This pronouncement is effective for the first fiscal period beginning after June 15, 2005, and will add non-cash costs to our Statement of Operations. Other than these non-cash charges, this accounting change will have little impact on our financial position unless such options are exercised.

(2)	Agreements
      In March 2001, we entered into an eight-year, non-exclusive product supply and marketing agreement with Diagnostic Products Corporation (“DPC”) enabling DPC to develop and market an automated version of our NMP22 Lab Test Kit. Under this agreement we receive royalty payments which are recognized when earned. In all such agreements, the determination of when royalties are earned is based upon the receipt of data from the licensee in accordance with the related license agreement supporting the amount of and basis for such royalty payments to us.
      In March 2002, we entered into a supply and distribution agreement with Medical and Biological Laboratories Group of Nagoya, Japan (“MBL”) granting MBL the exclusive right in Japan to sell the NMP22 BladderChek Test. MBL is responsible for conducting clinical trials and securing the necessary regulatory approvals in Japan. Under the terms of this agreement MBL paid us a non-refundable license fee which is being recognized as revenue over the eight-year term of the agreement.
      In October 2002, we entered into a distribution agreement with Cytogen Corporation (“Cytogen”), granting Cytogen the exclusive right to market and sell the NMP22 BladderChek Test in the United States to the urology and oncology marketplace. Under the terms of the agreement, Cytogen paid a non-refundable license fee which was recognized as revenue over term of the agreement. This agreement was amended in November 2003. Under the terms of the Restated Agreement, Cytogen had a non-exclusive right to sell NMP22 BladderChek Tests to urologists until December 31, 2003 and an exclusive right to continue to sell NMP22 BladderChek Tests to oncologists for the term of the Restated Agreement. The term of the Restated Agreement expired on December 31, 2004.
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

MATRITECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(3)	Valuation and Qualifying Accounts
      The following table sets forth activity in the Company’s accounts receivable reserve account:

	Balance at			Balance at
	Beginning of	Provision Charged		End of
	Year	to Income	Write-Offs	Year

2002	32,433	—	8,842	23,591
2003	23,591	—	—	23,591
2004	23,591	61,532	—	85,123

(4)	Commitments and Contingencies
      We lease office and laboratory facilities and certain equipment under operating leases that expire through 2010. Total commitments are due as follows:

2005	$618,000
2006	497,000
2007	453,000
2008	417,000
2009	417,000
Thereafter	419,000

Total	$2,821,000

      Rent expense, including facility and equipment rentals, for the years ended December 31, 2002, 2003 and 2004 was approximately $540,000, $568,000 and $601,000, respectively.
      In December 2003, a third party complaint was filed against us by the lessor of the property we occupy in Newton, Massachusetts in a suit brought against the lessor by a former employee of ours. The action was filed in Middlesex County Superior Court, Massachusetts under the caption Kira Shapiro et al v. Francis Biotti as Trustee of One Nevada Street Realty Trust, Civil Action No. 02-05439. In the underlying action, the plaintiff sought damages for personal injuries allegedly sustained as a result of the negligence of the lessor in maintaining the interior of the leased premises. Our lessor sought reimbursement from us for any amounts for which he may be held liable. The plaintiffs’ action was dismissed by the court on January 25, 2005, and a stipulation of dismissal covering the third party claims against us was filed with the court on January 28, 2005. These dismissals conclude the case.
      During 2003, we received reports from customers that one of the products we sell through our German subsidiary failed to perform correctly and provided false readings on patients’ conditions. We believe the product performance problems have been addressed by the manufacturer of the products and that the manufacturer has accepted responsibility for defective products. Accordingly, we have no liabilities recorded for, nor any accruals made with respect to, these matters as of December 31, 2003 or 2004.

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

MATRITECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

Intellectual Property Rights
      Our NMP22 BladderChek Test is a point of care device which may employ intellectual property for which third parties have patent rights. In August 2004, we entered into a license agreement, effective as of April 1, 2004, with one holder of such patent rights, Abbott Laboratories, and we are continuing to investigate other licensing arrangements covering our BladderChek Tests. We do not know whether we will be successful in securing licenses or waivers from all third parties that may claim rights to point of care device technology. If we are required to obtain additional licenses, we can not currently estimate the extent of any liabilities we may incur or whether future profit margins will be significantly affected by the arrangements we may negotiate.

License Agreements

a. MIT License Agreement
      MIT has granted us a worldwide exclusive license to certain technology, which was extended when we obtained FDA approval of our first cancer diagnostic product in 1996, until the expiration of all patent rights in 2006. Pursuant to the license agreement, we pay royalties on the sales of products incorporating the licensed technology. We paid $19,425, $34,764 and $76,638 in royalties in the years ended December 31, 2002, 2003 and 2004, respectively.

b. Hybritech License Agreement
      In August 1994, we entered into a non-exclusive license agreement with Hybritech, Inc. for the manufacture and sale of certain patented technology for immunometric assays using monoclonal antibodies. We are required to pay a royalty equal to 8% of net sales of licensed products subject to the license in countries where Hybritech, Inc. has a valid patent in effect. The last Hybritech, Inc. patent expires in 2008. We paid $25,000, $0 and $2,976 in royalties in the years ending December 31, 2002, 2003, and 2004, respectively.

c. Abbott Laboratories License Agreement
      In August 2004, we entered into a sublicense agreement with Abbott Laboratories, effective as of April 1, 2004, to license certain United States and foreign patent rights covering our BladderChek Test point of care product. We paid $227,538 in royalties in the year ended December 31, 2004.

(5)	Stockholders’ Equity

(a) Sale of Common Stock and Warrants
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

MATRITECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      In March 2003, we completed a private placement of 7.5% Convertible Debentures (the “Convertible Debentures”) in aggregate subscription amount equal to $5 million and accompanying Warrants (the “March Warrants”). In connection with this private placement we issued warrants to purchase 784,314 shares of our common stock at an exercise price of $2.278 including a warrant to purchase 98,039 shares of common stock to a placement agent in connection with this transaction (see Note 6). These warrants are exercisable until March 2008. The exercise price of the warrants is adjustable down to the deemed issuance price of any subsequent dilutive issuances (subject to certain limited exceptions), and after the Convertible Debentures are no longer outstanding, the exercise price of the Warrants will be adjustable downward on a weighted-average basis upon any such subsequent dilutive issuance. On October  15, 2003 we completed a sale of common stock which has been deemed to be a dilutive issuance under the terms of the March Warrants. As a result, the exercise price of the March Warrants was adjusted downward, and at December 31, 2003 these warrants were exercisable to purchase shares of our common stock at a price of $1.67 per share. On March 19, 2004 we completed a sale of common stock which has been deemed to be a dilutive issuance under the terms of the March Warrants. As a result, the exercise price of the March Warrants was adjusted downward, and at December 31, 2004 these warrants were exercisable to purchase shares of our common stock at a price of $1.35 per share.
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

MATRITECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      On November 6, 2003, a distributor of our products in the Far East acquired our common stock and warrants as part of a strategic investment in Matritech. The transaction included 299,402 shares of our common stock at a price of $1.67 and warrants to purchase 104,790 shares of our common stock at a price of $2.45 per share for an aggregate consideration of $500,000 (before expenses of approximately $13,000). The warrants issued as part of this private placement are exercisable until November 6, 2008. None of these warrants has been exercised. The values of the warrants and common stock in excess of par value have been reflected in additional paid-in-capital. The terms of this private placement were essentially the same as those of the private placement that was completed by the Company on October 15, 2003.
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
      A rollforward of warrant activity for 2004 is as follows:

Balance		Balance		Exercise
January 1, 2004	Additions	December 31, 2004	Expiration Date	Price

200,000		200,000	July 2005	$2.50
222,077		222,077	December 2005	$2.30
784,314		784,314	March 2008	$1.35
1,257,861		1,257,861	October 2008	$2.45
61,377		61,377	October 2008	$1.67
359,390		359,390	October 2008	$1.84
125,786		125,786	October 2008	$2.70
104,790		104,790	November 2008	$2.45
	1,649,200	1,649,200	March 2009	$2.00

3,115,595	1,649,200	4,764,795

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

MATRITECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      There are 1,931,541 common shares available for future grants under existing option plans at December 31, 2004. The following table summarizes stock option activity:

			Weighted Average
	Number of	Exercise Price	Exercise Price
	Options	per Share	per Share

Options outstanding, December 31, 2001	1,438,559	$0.84 – $13.13	$4.52
Granted	1,319,780	1.86 – 2.54	2.21
Exercised	(6,850)	1.34 – 1.44	1.40
Terminated	(217,624)	1.16 – 7.88	3.95

Options outstanding, December 31, 2002	2,533,865	0.84 – 13.13	4.52
Granted	237,500	1.75 – 2.54	2.08
Exercised	(250)	1.34	1.34
Terminated	(242,643)	1.44 – 7.88	2.27

Options outstanding, December 31, 2003	2,528,472	0.84 – 13.13	3.36
Granted	594,112	0.95 – 1.90	1.46
Exercised	(100,000)	0.84	0.84
Terminated	(433,738)	1.30 – 7.88	2.04

Options outstanding, December 31, 2004	2,588,846	$0.95 – $13.13	$3.24

Options exercisable, December 31, 2004	1,549,173	$1.16 – $13.13	$4.15

Options exercisable, December 31, 2003	1,388,307	$0.84 – $13.13	$4.26

Options exercisable, December 31, 2002	1,074,243	$0.84 – $13.13	$4.81

	Options Outstanding

		Weighted		Options Exercisable
		Average
		Remaining	Weighted		Weighted
		Contractual	Average		Average
	Number	Life (in	Exercise	Number	Exercise
Range of Exercise Price	Outstanding	Years)	Price	Exercisable	Price

$ 0.84 – $ 1.16	57,000	7.05	$1.08	30,000	$1.16
1.17 – 2.00	681,916	8.55	$1.55	160,211	$1.65
2.01 – 2.85	1,088,792	6.88	$2.31	635,874	$2.35
2.86 – 4.34	297,519	5.73	$3.40	259,469	$3.42
4.35 – 6.69	42,325	4.84	$6.28	42,325	$6.28
6.70 – 10.63	391,294	2.00	$7.89	391,294	$7.89
13.13 –	30,000	1.44	$13.13	30,000	$13.13

Total	2,588,846	6.36	$3.24	1,549,173	$4.15

      We have reserved and may issue up to an aggregate of 225,000 shares of common stock under the Employee Stock Purchase Plans pursuant to which stock is sold at 85% of fair market value, as defined. At December 31, 2003 and 2004 we have accumulated payroll deductions of $5,250 and $6,226, respectively, for the issuance of 3,000 and 6,226 shares of common stock, respectively, which were issued to employees pursuant to the plan. At December 31, 2004, 205,774 shares were available for issuance under the plan.

MATRITECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(c) Reserved Shares
      As of December 31, 2004 the following shares of common stock were reserved and available for future issuance:

Stock Option Plans	4,520,387
2002 Employee Stock Purchase Plan	205,774
Exercise of warrants outstanding	5,000,089
Stock reserved for converting debentures	2,649,004

12,375,254

(6)	Convertible Debt and Notes Payable

Convertible Debt
      On March 31, 2003, we completed a private placement of 7.5% Convertible Debentures in an aggregate subscription amount equal to $5 million and accompanying March Warrants for an aggregate of 784,314 shares of our common stock, including a Warrant for 98,039 shares issued to a placement agent in connection with this transaction (the “March Private Placement”).
      Upon issuance, the Convertible Debentures were convertible into shares of our common stock at a conversion price of $2.55, but the conversion price is subject to downward adjustment (with certain limited exceptions) upon any dilutive issuances of our securities to an amount equal to 112% of the price at which such dilutive issuance is deemed to be made. These terms create the potential for issuance of additional shares of our common stock upon conversion of the Convertible Debentures. On October 15, 2003 we completed a sale of common stock which has been deemed to be a dilutive issuance under the terms of the Convertible Debentures. As a result, at December 31, 2003, the Convertible Debentures were convertible into 2,673,797 shares of our common stock at a price of $1.87 per share, representing an increase of 713,012 shares from the conversion terms of the Convertible Debenture at March 31, 2003. The value of these additional shares are being treated as additional interest expense over the term of the debentures.
      The Convertible Debentures bear interest at the rate of 7.5% per annum, payable quarterly, and permit us, in certain circumstances, to make such interest payments in shares of common stock based on a 5% discount to the valuation of the common stock. The Convertible Debentures are redeemable in monthly installments equal to 1/26th of the aggregate subscription amounts paid for such Convertible Debentures, commencing March 1, 2004. The monthly redemption payments, subject to certain conditions, may also be made in shares of common stock based on a 10% discount to valuation.
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
      The proceeds of $5 million, less closing costs, were allocated between the Convertible Debentures (approximately $3,450,000) and the warrants (approximately $950,000) based on their relative fair values. The value of the warrants was calculated using the Black-Scholes pricing model with the following

MATRITECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
assumptions: dividend yield of zero percent; expected volatility of 110%; risk free interest rate of approximately 3% and a term of five years. The initial carrying value of the Convertible Debentures is being accreted ratably, over the term of the notes, to the $5 million amount due at maturity using the effective interest method. Total closing costs were approximately $600,000 and included a warrant issued to the placement agent valued at approximately $162,000 using the Black-Scholes pricing model with the same assumptions as the warrants above. The closing costs were allocated between the debt and the warrants resulting in $475,000 being ascribed to the debt as deferred offering costs and such costs included $132,000 related to the placement agent warrant. In addition, the difference between the effective conversion price of the debentures into common stock and the fair value of our common stock on the date of issuance of the debentures resulted in a beneficial conversion feature totaling approximately $199,000, which was calculated in accordance with EITF 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments. This beneficial conversion feature was recorded as a debt discount and is being amortized using the effective interest rate over the life of the debt.
      As noted above, we completed a sale of common stock in October 2003 which has been deemed to be a dilutive issuance under the terms of the Convertible Debentures. As a result, the Convertible Debentures became convertible into 2,673,797 shares of our common stock at a price of $1.87 per share, representing an increase of 713,012 shares from the conversion terms of the Convertible Debenture at March 31, 2003. We calculated an additional beneficial conversion charge totaling approximately $1,497,000 which was recorded as a debt discount in the fourth quarter of 2003 and is being amortized over the remaining life of the debt.
      On March 19, 2004, we completed a private placement of 4,858,887 shares of our common stock at a price of $1.35 and warrants to purchase 1,214,725 shares of our common stock at a price of $2.00 per share for an aggregate consideration of $6,559,500 (before cash commissions and expenses of approximately $713,000). In addition we issued warrants to various placement agents for a total of 434,475 shares at an exercise price of $2.00 per share. The warrants issued as part of this private placement are exercisable until March 19, 2009. This sale has also been deemed to be a dilutive issuance under the terms of the Convertible Debentures and our March 2003 Warrants. As a result, the Convertible Debentures became convertible into 3,183,902 shares of our common stock at a price of $1.51 per share, representing an increase of 612,944 shares from the conversion terms of the debenture immediately prior to the transaction. The Convertible Debentures were convertible on December 31, 2004 into 2,037,695 shares of our common stock at a price of $1.51 per share. The March 2003 Warrants are exercisable to purchase shares of our common stock at a price of $1.35 per share representing a decrease in purchase price of $0.32 per share. We have calculated an additional beneficial conversion charge totaling approximately $1,339,000 which was recorded as an additional debt discount in the first quarter of 2004 and is being amortized over the remaining life of the debt.

MATRITECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      A summary of the Convertible Debt accounting is as follows:

Proceeds at closing in March 2003	$5,000,000
Less:
Fair value ascribed to the warrants and recorded as debt discount	(950,000)
Fair value ascribed to placement agent warrant and recorded as debt discount	(131,000)
Beneficial conversion feature calculated on date of closing and recorded as debt discount	(199,000)
Additional beneficial conversion feature recorded in the fourth quarter of 2003 as debt discount	(1,497,000)
Additional beneficial conversion feature recorded in the first quarter of 2004 as debt discount	(1,339,000)
Cumulative principal payments made in stock	(1,923,000)
Add back:
Cumulative amortization of debt discount and beneficial conversion features	2,794,000

Balance, December 31, 2004	$1,755,000

      The debt discount is being amortized to interest expense using the effective interest method over the term of the debt. For the years ended December 31, 2003 and 2004, $644,000 and $2,150,000, respectively, representing amortization of these costs is included in interest expense.
      Debt issuance costs attributable to the Convertible Debentures, which totaled approximately $475,000, have been capitalized as other assets and other current assets on the consolidated balance sheet and will be amortized based on the effective interest method over the term of the debt. For the years ended December 31, 2003 and 2004, $146,000 and $210,000, respectively representing amortization of these costs is included in interest expense. As of December 31, 2003 and 2004, unamortized debt issuance costs totaled $329,000 and $119,000, of which $210,000 and $112,000 is included in other current assets, respectively.
      Minimum future payments on the debt are as follows:

2005	$2,445,000
2006	776,000

Total payments	3,221,000
Less: Portion related to periodic interest payments	(144,000)
Non-cash interest related to debt discount	(1,322,000)

Balance, December 31, 2004	1,755,000
Less current portion	1,391,000

Long-term portion	$364,000

      The fair value of the Convertible Debt at December 31, 2004 as estimated by management is approximately $2.8 million. The carrying value of the Convertible Debt in the Company’s financial statements reflects discounts related to beneficial conversion charges calculated in accordance with EITF Issue No. 00-27.
      The Convertible Debentures allow the interest and principal to be paid in common stock at a discount to value, but only if (i) we are not in default under the terms of the Convertible Debentures, (ii) there is an effective registration statement covering such shares, (iii) our common stock is listed on one of

MATRITECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
American Stock Exchange, New York Stock Exchange, Nasdaq National Market or Nasdaq SmallCap Market, (iv) we have provided proper notice of our election to make payments in stock and have made payment of all other amounts then due under the Convertible Debentures, (v) the issuance of such shares would not cause the holders to own more than 9.999% of the outstanding shares of our common stock, (vi) no public announcement of a change of control or other reclassification transaction has been made and (vii) we have sufficient authorized but unissued and unreserved shares to satisfy all share issuance obligations under the March 2003 financing. The 2004 quarterly interest payments totaling $309,000 were made in stock and the monthly principal repayments of $192,000 each commencing in March 2004 (totaling $1,920,000 at December 31, 2004) were made in stock and unless a default occurs, the remaining payments scheduled for both interest and principal are expected to be made in stock. Common stock issued during the years ended December 31, 2003 and 2004 was 93,146 and 1,927,722, respectively.

Notes Payable
      In connection with the acquisition of ADL, we assumed certain debt obligations. At December 31, 2004, these obligations consisted of a $27,000 third-party demand note. The note bears interest at 5.2%, is due in monthly installments of $4,000 and is secured by trade receivables and inventory. A key Matritech GmbH employee will pay us all amounts due under the demand note and we will repay the demand note using those funds over the next two years. We have recorded a corresponding asset for this employee receivable.
      In July 2002, we entered into a term note for $410,000 with Citizens Bank of Massachusetts to finance an equipment purchase. The term note was payable over four years, bore interest at 1% plus the bank’s prime rate (4% at December 31, 2003) and contained a covenant which required us to maintain a cash balance of $250,000 at all times. This note was collateralized by the capital equipment. This note was repaid in full during 2004.
      Maturities of debt obligations are as follows:

2005	$2,321,000
2006	783,000

Total	$3,104,000

(7)	Accrued Expenses
      Accrued expenses consist of the following:

	December 31,

	2003	2004

Payroll and related costs	$573,554	$1,006,134
Professional fees	156,062	193,089
Other	246,626	371,365

	$976,242	$1,570,588

MATRITECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(8)	Income Taxes
      A reconciliation of the federal statutory rate to our effective tax rate is as follows:

	December 31,

	2002	2003	2004

Income tax provision at federal statutory rate	(34.0)%	(34.0)%	(34.0)%
Increase in tax resulting from State tax provision, net of Federal benefit	(6.0)	(6.0)	(6.0)
Increase in valuation allowance	40.0	40.0	40.0

Effective tax rate	0%	0%	0%

      We follow the provisions of SFAS No. 109, Accounting for Income Taxes. Under the provisions of SFAS No. 109, we recognized a current tax liability or asset for current taxes payable or refundable and a deferred tax liability or asset for the estimated future tax effects of temporary differences between the carrying values of assets and liabilities for financial reporting purposes and their tax basis and carryforwards to the extent they are realizable. A valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized. Accordingly, a valuation allowance has been established for the full amount of the deferred tax asset. Of the total valuation allowance, approximately $352,000 relates to stock option compensation deductions. The tax benefit associated with the stock option compensation deductions will be credited to equity when and if realized.
      At December 31, 2004, we had federal and state tax net operating loss carryforwards (“NOL”) of approximately $69,214,000 and $36,851,000, which began to expire in 2004. Approximately, $5,144,000 of state NOLs expired in 2004. We also have a NOL from our operation in Germany of approximately $854,000, which carries forward indefinitely. At December 31, 2004, we had federal and state research and experimentation credit carryforwards of approximately $1,630,000 and $1,155,000, which began to expire in 2004, respectively. Based upon the Internal Revenue Code Section 382, changes in our ownership could limit the utilization of our tax attributes.
      Our net deferred tax asset consists of the following:

	December 31,

	2003	2004

Net operating loss carryforwards	$23,293,000	$26,168,000
Capitalized research and development expenses	5,701,000	5,728,000
Tax credits	2,275,000	2,392,000
Deferred revenue	471,000	411,000
Other temporary differences	(36,000)	233,000

Deferred tax asset	31,704,000	34,932,000
Valuation allowance	(31,704,000)	(34,932,000)

Net deferred tax asset	$—	$—

      A full valuation allowance has been provided due to the uncertainty surrounding the realization of the deferred tax asset.

(9)	Related Party Transactions
      On November 6, 2003, a distributor of our products in the Far East acquired $500,000 of our common stock and warrants (see Note 5). This distributor accounted for approximately $130,000 of sales during 2003 and approximately $108,000 of sales during 2004.

MATRITECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(10)	Segment and Geographic Information
      We apply SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker or decision making group, in making decisions how to allocate resources and assess performance. Our chief decision maker, as defined under SFAS No. 131, is a combination of the Chief Executive Officer, the President and the Chief Financial Officer. To date, we have viewed our operations and manage our business as principally one segment, the sale of diagnostic products. As a result, the financial information disclosed herein, represents all of the material financial information related to the principal operating segment. All of our products were shipped from our facilities located in the United States or, since June 28, 2000, from our facilities in Freiburg, Germany. Revenues by destination are as follows:

	Revenue

	2002		2003		2004

	$	%	$	%	$	%

	($ in 000’s)
Germany	$2,324	75%	$3,011	75%	$4,271	59%
United States	347	11	583	15	2,413	33
Japan	215	7	175	4	203	3
Europe (excluding Germany)	119	4	35	1	154	2
Rest of world	89	3	214	5	234	3

Total sales	$3,094	100%	$4,018	100%	$7,275	100%
Alliance and collaboration revenue (United States)	186		357		208

Total revenue	$3,280		$4,375		$7,483

      Product sales by type are as follows:

	Revenue

	2002		2003		2004

	$	%	$	%	$	%

	($ in 000’s)
NMP22 products	$1,180	38%	$2,176	54%	$5,369	74%
Other products	1,914	62	1,842	46	1,906	26

Total sales	$3,094	100%	$4,018	100%	$7,275	100%

MATRITECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Our total net fixed assets in the United States and Germany are as follows:
Total Net Fixed Assets

	2002		2003		2004

	$	%	$	%	$	%

	($ in 000’s)
United States	$864	90%	$832	89%	$854	93%
Germany	99	10	105	11	61	7

Total	$963	100%	$937	100%	$915	100%

(11)	Supplemental Financial Disclosure

	Q1-04	Q2-04	Q3-04	Q4-04

	Unaudited ($ in 000’s, except per share amounts)
Revenue	$1,434	$1,682	$1,935	$2,432
Operating loss	(2,090)	(2,437)	(1,988)	(1,853)
Net loss	(2,692)	(3,221)	(2,720)	(2,490)
Basic/diluted net loss per share	$(0.07)	$(0.08)	$(0.06)	$(0.06)

	Q1-03	Q2-03	Q3-03	Q4-03

	Unaudited ($ in 000’s, except per share amounts)
Revenue	$916	$1,138	$1,171	$1,150
Operating loss	(1,969)	(1,695)	(1,602)	(1,589)
Net loss	(1,955)	(1,866)	(1,782)	(2,275)
Basic/diluted net loss per share	$(0.06)	$(0.06)	$(0.06)	$(0.06)
      During the fourth quarter of fiscal 2003 we recorded significant fourth quarter adjustments related to the accretion of debt discount and amortization of debt issuance costs. These noncash charges approximated $200,000. Of this amount approximately $96,000 relates to the second quarter and $104,000 relates to the third quarter.

(12)	Subsequent Events
      On March 4, 2005, we entered into a purchase agreement (the “Purchase Agreement”) which provides for the sale through a Private Placement of an aggregate of 1,426,124 shares of our Series A Convertible Preferred Stock, par value $1.00 per share (the “Series A Preferred Stock”) and the issuance to the investors of warrants to purchase 4,991,434 shares of our common stock at a price of $1.47 per share. Each share of our Series A Preferred Stock is convertible into ten shares of our common stock. We cannot issue all shares of the Series A Preferred Stock that we have agreed to sell without obtaining stockholder approval because the shares into which the Series A Preferred Stock are convertible would exceed 20% of our outstanding common stock.

MATRITECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The table below provides highlights of the Private Placement including of the First Closing which has occurred and the Second Closing which is subject to stockholder approval.

				Common Stock
				upon	Investor
			Shares of	conversion of	Warrants to
	Stockholder		Series A	Series A	Purchase
	Approval		Preferred	Preferred	Common at	Total
	Needed	Status	Stock	Conversion	$1.47	Consideration

First Closing	No	Completed March 2005	670,272	6,702,720	4,991,434	$5,898,394
Second Closing	Yes	If Approved, May 2005	755,852	7,558,520	0	$6,651,498
      On March 4, 2005, we completed a private placement of 670,272 shares of Series A Convertible Preferred Stock (“Series A Preferred Stock”), with accompanying investor warrants to purchase 4,991,434 shares of our common stock, for an aggregate consideration of $5,898,394 (before cash commissions and expenses of approximately $500,000). In addition, we issued warrants to a placement agent for a total of 656,920 shares of common stock. All of the warrants have an exercise price of $1.47 per share, become exercisable on September 5, 2005 and expire on March 4, 2010. Each share of Series A Preferred Stock is convertible into ten shares of our common stock, which equates to a price of $0.88 per share of common stock. This conversion price and the exercise price of the warrants are subject to adjustment in the event of subsequent dilutive issuances. The holders of Series A Preferred Stock are entitled to a liquidation preference and have the benefit of covenants of the Company not to liquidate, merge, sell control or substantially all assets, issue debt or senior equity securities, or amend the charter in any way adverse to the holders. We have committed to file registration statements covering the shares of our common stock into which the Series A Preferred Stock is convertible and the shares for which the Warrants may be exercised. If we fail to timely register the shares we have committed to register, we may be subject to penalties, including payment of 1.5% of the consideration paid for the Series A Preferred Stock for each thirty day period of delay in registration. We are also obligated not to issue other securities that would be senior to the Series A Preferred Stock, not to incur indebtedness in excess of $2,000,000 except in limited forms, and not to enter into or consummate a transaction which would result in the holders of all the voting power of the our outstanding capital stock having less than a majority of voting power of a surviving entity after a merger, consolidation, share exchange or sale. We are further required to reserve sufficient shares of common stock for issuance upon conversion of the Series A Preferred Stock and exercise of the Warrants and to list the common shares into which the Series A Preferred Stock may be converted or which may result from exercise of the Warrants with the American Stock Exchange.
      We will seek stockholder approval of this transaction at our Annual Meeting of Stockholders to be held on May 25, 2005 or such other date to which such meeting may be adjourned. Under the Purchase Agreement and under American Stock Exchange Rule 713, we need stockholder approval to sell additional shares of Series A Preferred Stock. Stockholder approval is also necessary to enable us issue more shares of common stock upon conversion of the Series A Preferred Stock or to issue shares of common stock at a lower exercise price for the Warrants if the anti-dilution provisions that we have agreed to take effect.
      If stockholder approval is received, we intend to complete a second closing for the sale of an additional 755,852 shares of Series A Preferred Stock for an aggregate consideration of $6,651,498 (before cash commissions and expenses), and will issue additional five year placement agent warrants for a further 740,796 shares of common stock at an exercise price of $1.47 per share.
      This sale has been deemed to be a dilutive issuance under the terms of our Convertible Debentures and our March 2003 Warrants. As a result, as of March  4, 2005, the Convertible Debentures are currently exercisable into 2,525,523 shares of our common stock at a price of $0.99 per share, representing

MATRITECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
an increase of 869,623 shares from the conversion terms of the Debentures at December 31, 2004, and the March Warrants are exercisable to purchase shares of our common stock at a price of $0.88 per share. We have calculated an additional beneficial conversion charge totaling approximately $442,000 which will be recorded as a debt discount in the first quarter of 2005 and amortized over the remaining life of the Debentures.