Form 10-Q
period 2005-03-31
MATRITECH INC/DE/
filed 2005-05-12
CIK 884847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934:
                      For the quarterly period ended March 31, 2005

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934:
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

     As of May 1, 2005, there were 43,911,431 shares of the Registrant’s Common Stock outstanding.

MATRITECH, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

MATRITECH, INC.

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	December 31,	March 31,
	2004	2005
ASSETS
Current Assets:
Cash and cash equivalents	$4,906,178	$7,834,088
Accounts receivable less allowance of $85,123 in 2004 and $110,395 in 2005	884,057	785,149
Inventories, net	878,804	779,732
Prepaid expenses and other current assets	347,245	346,531

Total current assets	7,016,284	9,745,500

Property and equipment, net	914,577	917,517
Goodwill	132,615	132,615
Other assets	166,416	205,572
Receivable from related party	16,104	9,657

Total assets	$8,245,996	$11,010,861

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of notes payable	$13,534	$12,966
Current maturities of convertible debt	1,390,887	1,139,911
Accounts payable	475,342	471,059
Accrued expenses	1,570,588	1,191,879
Deferred revenue	386,188	338,496

Total current liabilities	3,836,539	3,154,311

Notes payable, less current maturities	13,534	12,966
Convertible debt, less current maturities	364,236	80,179
Deferred revenue	636,775	646,203
Other long term liabilities	—	39,615
Warrants	—	3,179,541

Total liabilities	4,851,084	7,112,815

Commitments and Contingencies
Series A Convertible Preferred Stock, $1.00 par value
Authorized – 4,000,000 shares
Issued and outstanding – no shares in 2004 and 670,272 in 2005	—	869,318

	—	869,318

Stockholders’ Equity:
Common stock, $0.01 par value
Authorized—90,000,000 shares in 2004 and 2005
Issued and outstanding—43,014,543 shares in 2004 and 43,718,512 shares in 2005	430,145	437,184
Additional paid-in capital	92,944,400	94,676,356
Accumulated other comprehensive income	142,399	132,617
Accumulated deficit	(90,122,032)	(92,217,429)

Total stockholders’ equity	3,394,912	3,028,728

Total liabilities and stockholders’ equity	$8,245,996	$11,010,861

The accompanying notes are an integral part of these consolidated financial statements.

MATRITECH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	March 31,
	2004	2005
Revenue:
Product sales, net of allowances	$1,385,672	$2,143,184
Alliance and collaboration revenue	47,955	30,685

Total revenue	1,433,627	2,173,869

Expenses:
Cost of product sales	539,376	718,025
Research, development and clinical expense	715,446	729,750
Selling, general and administrative expense	2,268,995	2,891,520

Total operating expenses	3,523,817	4,339,295

Loss from operations	(2,090,190)	(2,165,426)

Interest income	19,958	27,375
Interest expense	(622,012)	(671,650)
Mark to market adjustment from warrants	—	714,304

Net loss	$(2,692,244)	$(2,095,397)

Beneficial conversion feature related to series A convertible preferred stock	—	(1,627,232)

Net loss attributable to common shareholders	$(2,692,244)	$(3,722,629)

Basic and diluted net loss per common share	$(0.07)	$(0.09)

Basic and diluted weighted average number of common shares outstanding	36,715,762	43,467,499

The accompanying notes are an integral part of these consolidated financial statements.

MATRITECH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	March 31,
	2004	2005
Cash Flows from Operating Activities:
Net loss	$(2,692,244)	$(2,095,397)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	54,945	57,936
Amortization of debt discount	445,729	483,916
Amortization of deferred charges	59,003	39,106
Issuance of common stock for interest on debt	98,687	62,866
Noncash interest expense	14,373	88,828
Mark to market adjustment on warrants	—	(714,304)

Changes in assets and liabilities:
Accounts receivable	(256,533)	94,880
Inventories	84,524	76,771
Prepaid expenses and other assets	(42,964)	(77,548)
Accounts payable	42,049	(676)
Accrued expenses and other liabilities	114,490	(319,338)
Deferred revenue	(7,952)	(38,264)

Net cash used in operating activities	(2,085,893)	(2,341,224)

Cash Flows from Investing Activities:
Purchases of property and equipment	(31,692)	(66,476)

Net cash used in investing activities	(31,692)	(66,476)

Cash Flows from Financing Activities:
Payments on notes payable	(38,751)	—
Proceeds from sale of preferred stock and warrants, net	—	5,325,289
Proceeds from sale of common stock and warrants, net	5,846,969	—
Proceeds from issuance of common stock under employee stock purchase plan	5,250	6,226

Net cash provided by financing activities	5,813,468	5,331,515

Effect of foreign exchange on cash and cash equivalents	(7,869)	4,095

Increase in cash and cash equivalents	3,688,014	2,927,910
Cash and cash equivalents, beginning of period	7,518,124	4,906,178

Cash and cash equivalents, end of period	$11,206,138	$7,834,088

Supplemental Cash Flow Information:
Cash paid during the year for interest	$4,221	$540
Issuance of common stock as payment on debt	172,649	697,743

The accompanying notes are an integral part of these consolidated financial statements.

MATRITECH, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Operations and Basis of Presentation

     The quarterly consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and include, in the opinion of management, all adjustments, consisting of normal, recurring adjustments necessary for a fair presentation of interim period results. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The results for the interim periods presented are not necessarily indicative of results to be expected for any future period. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC (File No. 001-12128).

     We have incurred losses from operations since our inception. We have an accumulated deficit of $92 million at March 31, 2005. Based on our current rate of cash utilization, our cash at March 31, 2005 is expected to fund operations through at least December 31, 2005, provided we pay interest and principal on our convertible debentures in stock. We will, as we deem necessary or prudent, continue to seek to raise additional capital and will consider various financing alternatives, including equity or debt financings convertible into equity and corporate partnering arrangements. However, we may not be able to raise needed capital on terms that are acceptable to us, or at all. If we raise funds on unfavorable terms, we may provide rights and preferences to new investors which are not available to current shareholders. In addition, our existing financing arrangements contain anti-dilutive provisions which may require us to issue additional securities if certain conditions are met. If we do not receive additional financing or do not receive an adequate amount of additional financing, we will be required to curtail our expenses by reducing research and/or marketing or by taking other steps that could hurt our future performance, including but not limited to, the premature sale of some or all of our assets or product lines on undesirable terms, merger with or acquisition by another company on unsatisfactory terms or the cessation of operations. Any future equity financings or retirements of debt with common stock will dilute the ownership interest of our existing investors and may have an adverse impact on the price of our common stock. Any of the foregoing steps may have a material adverse effect on our business, financial condition and results of operations. There can be no assurance that capital will be available on terms acceptable to us, if at all.

2. Summary of Significant Accounting Policies

   (a) Principles of Consolidation

     The consolidated financial statements include the accounts of Matritech, Inc., a Delaware corporation, and our wholly-owned subsidiary, Matritech GmbH, based in Freiburg, Germany. All intercompany balances and transactions have been eliminated at consolidation level.

   (b) Inventories

     Inventories are stated at the lower of cost (determined on a first-in first-out basis) or market and consist of the following:

	December 31,	March 31,
	2004	2005
Raw materials	$169,708	$185,762
Work-in-process	7,975	17,276
Finished goods	655,739	537,796
Consignment inventory	45,382	38,898

	$878,804	$779,732

(c) Revenue Recognition

     Deferred revenue consists of the following:

	December 31, 2004	March 31, 2005

Collaboration fees	$737,885	$733,700
Deferred product revenue	285,078	250,999

	$1,022,963	$984,699

   (d) Comprehensive Loss

     Comprehensive loss is comprised of net loss and certain changes in stockholders’ equity that are excluded from net loss. The Company includes in other comprehensive loss those foreign currency adjustments related to the translation of the assets and liabilities of Matritech GmbH into U.S. Dollars as the functional currency of Matritech GmbH is the euro. The composition of comprehensive loss is as follows:

	Three Months Ended
	March 31,
	2004	2005
Net loss	$(2,692,244)	$(2,095,397)
Other comprehensive loss
Foreign currency translation adjustments	(8,537)	(9,782)

Comprehensive loss	$(2,700,781)	$(2,105,179)

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

     The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	Three Months Ended
	March 31,
	2004	2005
Net loss attributable to common shareholders	$(2,692,244)	$(3,722,629)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(197,379)	(179,162)

Pro forma net loss	$(2,889,623)	$(3,901,791)

Net loss per common share:
Basic and diluted — as reported	$(0.07)	$(0.09)

Basic and diluted — pro forma	$(0.08)	$(0.09)

     The fair value of stock options and common shares issued pursuant to the stock option and stock purchase plans at the date of grant were estimated using the Black-Scholes model with the following weighted-average assumptions:

	Three Months Ended
	March 31,
	2004	2005
Risk-free interest rate	3.74–4.19%	3.69–4.00%
Expected dividend yield	—	—
Expected life	5 years	5 years
Expected volatility	85%	85%

   (f) Net Loss per Common Share

     We compute earnings per share in accordance with SFAS No. 128, Earnings per Share. Basic net loss per common share is computed by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding during the year. Diluted loss per share is the same as basic loss per share as the effects of our potential common stock equivalents are anti-dilutive. At March 31, 2004, potential common stock equivalents consisted of stock options, warrants, and convertible debentures. At March 31, 2005, potential common stock equivalents consisted of stock options, warrants, convertible debentures and Series A Convertible Preferred Stock. The number of anti-dilutive securities excluded from the computation of diluted loss per share were 10,646,081 and 22,667,729 for the periods ended March 31, 2004 and 2005, respectively.

     3. Stockholders’ Equity

     On March 4, 2005, we entered into a purchase agreement (the “Purchase Agreement”) which provides for the sale through a Private Placement of an aggregate of 1,426,124 shares of our Series A Convertible Preferred Stock, par value $1.00 per share (the “Series A Preferred Stock”) and the issuance to the investors of warrants to purchase 4,991,434 shares of our common stock at a price of $1.47 per share (the “2005 Warrants”). Each share of our Series A Preferred Stock is convertible into ten shares of our common stock (the “Conversion Shares”). The Purchase Agreement provides for two closings (the “First Closing” and the “Second Closing”) because we cannot issue all shares of the Series A Preferred Stock that we have agreed to sell without obtaining stockholder approval because the resulting Conversion Shares would exceed 20% of our outstanding common stock.

     The table below provides highlights of the Private Placement including the First Closing which has occurred and the Second Closing which is subject to stockholder approval.

			Shares of
	Stockholder		Series A
	Approval		Preferred	Conversion	2005	Total
	Needed	Status	Stock	Shares	Warrants	Consideration

First Closing		Completed
	No	March 2005	670,272	6,702,720	4,991,434	$5,898,394

Second Closing		If Approved,
	Yes	May 2005	755,852	7,558,520	0	$6,651,498

     On March 4, 2005, we completed the First Closing which consisted of 670,272 shares of Series A Preferred Stock and the 2005 Warrants to purchase 4,991,434 shares of our common stock, for an aggregate consideration of $5,898,394 (before cash commissions and expenses of approximately $573,000). In addition, we issued warrants to a placement agent for a total of 656,920 shares of common stock (with a value of approximately $562,000). Both the 2005 Warrants and the placement agent warrants have an exercise price of $1.47 per share, become exercisable on September 5, 2005 and expire on March 4, 2010. Each share of Series A Preferred Stock is convertible into ten shares of our common stock, which equates to a conversion price of $ .88 per share of common stock. This conversion price and the exercise price of the warrants are subject to adjustment in the event of subsequent dilutive issuances. The holders of Series A Preferred Stock are entitled to a liquidation preference and have the benefit of covenants of the Company not to liquidate, merge, sell control or substantially all its assets, issue debt or senior equity securities, or amend the charter in any way adverse to the holders. We are obligated not to issue other securities that would be senior to the Series A Preferred Stock, not to incur indebtedness in excess of $2,000,000 except in limited forms, and not to enter into or consummate a transaction which would result in the holders of all the voting power of our outstanding capital stock having less than a majority of voting power of a surviving entity after a merger, consolidation, share exchange or sale. We are further required to reserve sufficient shares of common stock for issuance of the Conversion Shares and the Warrant Shares and to list such common shares with the American Stock Exchange.

     We will seek stockholder approval of this financing transaction at our Annual Meeting of Stockholders to be held on May 25, 2005 or such other date to which such meeting may be adjourned. Under the Purchase Agreement and under American Stock Exchange Rule 713, we need stockholder approval to sell additional shares of Series A Preferred Stock. Stockholder approval is also necessary to enable us to issue more Conversion Shares at a conversion price below the current conversion floor of $.70 per share or to issue shares upon exercise of the warrants at an exercise price below $1.34 per share if the anti-dilution provisions to which we have agreed are triggered.

     If stockholder approval is received, we intend to complete a second closing for the sale of an additional 755,852 shares of Series A Preferred Stock for an aggregate consideration of $6,651,498 (before cash commissions and expenses), and will issue additional five year placement agent warrants for a further 740,796 shares of common stock at an exercise price of $1.47 per share.

     The net cash proceeds of $5,325,000 from the First Closing, further reduced by the fair value of the placement agent warrants totaling $562,000, were allocated between the Series A Preferred Stock (approximately $869,000) and the 2005 Warrants (approximately $3,894,000). In this allocation, the 2005 Warrants are recorded as a liability at their fair value as set forth below and the Series A Preferred Stock is allocated the remaining balance of the net proceeds. The value of the 2005 Warrants was calculated using the Black-Scholes pricing model with the following assumptions: dividend yield of zero percent; expected volatility of 85%; risk free interest rate of approximately 4% and a term of five years.

     In connection with the issuance of the Series A Preferred Stock, we recorded a beneficial conversion feature of $1,627,000. A beneficial conversion feature is recorded when the consideration allocated to the convertible security, divided by the number of common shares into which the security converts, is below the fair value of the common stock into which the Series A Preferred Stock can convert at the date of issuance. The amount of the beneficial conversion feature has been immediately accreted as a deemed dividend because the preferred stock is immediately convertible. The value of the beneficial conversion feature has been reflected as an adjustment to the net loss attributable to common shareholders on our Consolidated Statement of Operations.

     As part of the Private Placement, we entered into a Registration Rights Agreement committing to timely file a registration statement covering the resale of the Conversion Shares and the shares for which the 2005 Warrants may be exercised (the “Warrant Shares”). If we fail to timely file a registration statement, if the registration statement is not declared effective within certain time limits or if the registration statement does not remain effective, we are obligated to pay liquidated damages in an amount equal to 1.5% of the consideration paid for the Series A Preferred Stock for each thirty day period during which the failure persists. In accordance with Emerging Issues Task Force (“EITF”) 00-19, Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled in a Company’s Own Stock, (“EITF 00-19”), a transaction which includes a potential for net-cash settlement, including liquidated damages, requires that derivative financial instruments, including warrants, be recorded at fair value as a liability and that subsequent changes in fair value be reflected in the statement of operations. We concluded that the Registration Rights Agreement liquidated damages provision applicable to the Warrant Shares meets the definition of net cash settlement under EITF 00-19. In accordance with EITF 00-19, the fair value of the warrants of $4,271,000 was accounted for as a liability at March 4, the date of the First Closing, and the subsequent changes in the fair value of the 2005 Warrants as of March 31 (approximately $1,091,000) are reflected on our Consolidated Statement of Operations as mark to market warrant adjustments. Transaction costs of $377,000 were allocated to the warrants and expensed upon closing of the transaction, offsetting subsequent mark to market warrant adjustments.

     On April 18, 2005, we amended the Registration Rights Agreement to eliminate any liquidated damage provision with respect to a failure to maintain the effectiveness of a registration statement covering resale of the Warrant Shares. On May 9, 2005 the registration statement covering resale of the Warrant Shares became effective and the 2005 Warrants were reclassified as equity because there is no future potential for a net-cash settlement with regard to the 2005 Warrants. The resulting mark to market adjustments and the reclassification of the 2005 Warrants will be presented in the Company’s financial statements for the quarter ending June 30, 2005.

     This sale has been deemed to be a dilutive issuance under the terms of our Convertible Debentures and our March 2003 Warrants. As a result, as of March 4, 2005, the Convertible Debentures are currently exercisable into 2,525,253 shares of our common stock at a price of $ .99 per share, representing a current increase of 869,623 shares from the conversion terms of the Debentures at December 31, 2004, and the March 2003 Warrants are exercisable to purchase shares of our common stock at a price of $ .88 per share. We have calculated an additional beneficial conversion charge totaling approximately $442,000 which are being recorded as a debt discount in the first quarter of 2005 and amortized over the remaining life of the Debentures.

4. Convertible Debt

     A summary of the Convertible Debt accounting is as follows:

Proceeds at closing in March 2003	$5,000,000
Less:
Fair value ascribed to the warrants and recorded as debt discount	(950,000)
Fair value ascribed to placement agent warrant and recorded as debt discount	(131,000)
Beneficial conversion feature calculated on date of closing and recorded as debt discount	(199,000)
Additional beneficial conversion feature recorded in the fourth quarter of 2003 as debt discount	(1,497,000)
Additional beneficial conversion feature recorded in the first quarter of 2004 as debt discount	(1,339,000)
Additional beneficial conversion feature recorded in the first quarter of 2005 as debt discount	(442,000)
Cumulative principal payments made in stock	(2,500,000)
Add back:
Cumulative amortization of debt discount and beneficial conversion features	3,278,000

Balance, March 31, 2005	$1,220,000

     The debt discount is being amortized to interest expense using the effective interest method over the term of the debt. For the three month periods ended March 31, 2004 and 2005, $446,000 and $484,000, respectively, representing amortization of these costs is included in interest expense.

     Debt issuance costs attributable to the Convertible Debentures, which totaled approximately $475,000, have been capitalized as other assets and other current assets on the consolidated balance sheet and are being amortized based on the effective interest method over the term of the debt. For the three month periods ended March 31, 2004 and 2005, $59,000 and $39,000, respectively representing amortization of these costs is included in interest expense. As of March 31, 2004 and 2005, unamortized debt issuance costs totaled $270,000 and $80,000, of which $191,000 and $80,000 is included in other current assets, respectively.

     Minimum future payments on the debt are as follows:

2005	$1,833,000
2006	776,000

Total payments	2,609,000

Less: Portion related to periodic interest payments	(109,000)
Non-cash interest related to debt discount	(1,280,000)

Balance, March 31, 2005	1,220,000

Less current portion	1,140,000

Long-term portion	$80,000

     The fair value of the Convertible Debt at March 31, 2005 as estimated by management is approximately $2.3 million. The carrying value of the Convertible Debt in the Company’s financial statements reflects discounts related to beneficial conversion charges calculated in accordance with EITF Issue No. 00-27.

     The Convertible Debentures allow the interest and principal to be paid in common stock at a discount to value, but only if (i) we are not in default under the terms of the Convertible Debentures, (ii) there is an effective registration statement covering such shares, (iii) our common stock is listed on one of American Stock Exchange, New York Stock Exchange, Nasdaq National Market or Nasdaq SmallCap Market, (iv) we have provided proper notice of our election to make payments in stock and have made payment of all other amounts then due under the Convertible Debentures, (v) the issuance of such shares would not cause the holders to own more than 9.999% of the outstanding shares of our common stock, (vi) no public announcement of a change of control or other reclassification transaction has been made and (vii) we have sufficient authorized but unissued and unreserved shares to satisfy all share issuance obligations under the March 2003 financing. The $54,000 interest payment for the first quarter of 2005 was made in stock and the January, February and March, 2005 principal repayments of $192,000 each were made in stock and, unless a default occurs, the remaining payments scheduled for both interest and principal are expected to be made in stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     This Quarterly Report on Form 10-Q, our other reports and communications to our securityholders, as well as oral statements made by our officers or agents may contain forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements may relate to, among other things, our future revenue, operating income and the plans and objectives of management. In particular, certain statements contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” including “Factors That May Affect Future Results” constitute forward-looking statements. Actual events or results may differ materially from those stated in any forward-looking statement. Factors that may cause such differences are discussed below and in our other reports filed with the SEC.

Overview

     Currently, our most important source of revenue and revenue growth are our NMP22 products developed by our scientists and based upon our proprietary NMP technology. After eight consecutive quarters of increasing NMP22 product sales, our sales of those products decreased in the first quarter compared to the fourth quarter of 2004. The decrease resulted primarily from sales force customer focus and field management issues with our direct-to-the-physician sales staff, as well as quarter-to-quarter variations in reported revenues from distributors. We do not believe this decrease reflects any trend or any seasonal aspect of our business. We continue to distribute allergy and other diagnostic products for a variety of third parties in Europe, but revenues from these products have generally been decreasing as a percentage of our revenues.

     Selling, general and administrative expenses, or SG&A, continue to increase as a result of the higher costs needed to support the direct distribution of the NMP22 BladderChek Tests. The increased selling expenditures will likely increase our losses in the short term (see “Results of Operations” below), but our goal is to generate sufficient additional gross profit from sales growth to cover our increased selling expenses and achieve our goal of profitability. In addition, because the financial future of Matritech is so closely related to increasing the sales of NMP22 BladderChek Tests, we are taking steps to ensure we can meet anticipated demand for these devices in the future.

     We are continuing our collaboration with Sysmex Corporation, a leading manufacturer of automated laboratory instruments based in Kobe, Japan, in the field of cervical sample testing. We are also continuing the development of our core diagnostic technology in breast cancer. We measure our progress in such programs by achievements such as entering into new strategic partnerships or alliances (see “Agreements” below), obtaining positive clinical trial results (see “Products”), and ultimately securing regulatory approvals such as our four FDA approvals for NMP22 products. If we can successfully leverage our strategic partnerships, we expect to meet our goal of limiting the increase in our own annual research and development expenditures to less than 20% per year over the next few years. Research and development expenditures were 2% higher in the first quarter of 2005 than for the same period in 2004.

     We have been unprofitable since inception and expect to incur significant additional operating losses for at least the next few years. For the period from inception to March 31, 2005, we incurred a cumulative net loss of approximately $92 million. To provide funds to support our new direct sales force and our ongoing research and development efforts, we raised additional capital in 2004 and in March 2005 as we have in past years. A failure to adequately finance the company could have a material adverse impact on our ability to achieve our objectives. Success in raising equity to fund the cost of these product distribution and development programs is an important element of our strategy.

Results of Operations

Quarter Ended March 31, 2004 (“Q1 2004”) Compared with Quarter Ended March 31, 2005 (“Q1 2005”)

Revenues

	Q1 2004	Q1 2005	$ Change	% Change
Product Sales (net of allowances):
NMP22 BladderChek Test Sales	$734,000	$1,478,000	$744,000	101%
NMP22 Lab Test Kit Sales	195,000	187,000	(8,000)	(4%)
Other Product Sales	457,000	478,000	21,000	5%

Total Product Sales	1,386,000	2,143,000	757,000	55%

Alliance and Collaboration Revenue	48,000	31,000	(17,000)	(35%)

Total Revenue	$1,434,000	$2,174,000	$740,000	52%

     The increase in revenue from our NMP22 product line is due to a $697,000 sales increase, primarily in the U.S. and Europe, and a $39,000 favorable exchange rate impact. BladderChek Test sales accounted for approximately 89% of sales in the NMP22 product line in the first quarter of 2005, compared to 79% in the first quarter of 2004. The BladderChek Test sales growth is the result of increased selling efforts, principally through initiating a direct-to-the-doctor selling effort in the United States in the fourth quarter of 2003, continuing our direct-to-the-doctor selling activity in Germany and obtaining additional reimbursement coverage by Medicare and other health plan insurance payors throughout the United States. We include in the category of Lab Test Kit sales the sale by Diagnostic Products Corporation (“DPC”) of a fully automated laboratory test incorporating our NMP22 technology that DPC manufactures for use on its automated laboratory analyzers.

     The increase in revenue from our non-NMP22 products is due to a favorable exchange rate impact.

     Alliance and collaboration revenue decreased by $17,000 principally because the amortization of prepaid marketing fees for a distribution agreement ended in 2004.

     During the first quarter of 2005 we sold approximately $35,000 of the BladderChek Test to distributors for which we did not have sufficient history to estimate returns. Accordingly, this amount is recorded as deferred revenue at March 31, 2005, and will be recognized as revenue when the distributor reports to us that it has either shipped or disposed of the devices (indicating that the possibility of return is remote), or when we are able to reasonably estimate and reserve for returns. BladderChek Test revenue in the fourth quarter of 2004 included approximately $60,000 of previously deferred revenue resulting from the termination of our distribution agreement with Cytogen as well as $80,000 of revenue recognized for products shipped to a number of distributors in 2002, which were no longer considered at risk for return given their expired shelf life.

     During the first quarter we evaluated our distributor return history and determined that we have sufficient history to estimate product returns for many of our distributors and therefore are now recognizing revenue when we ship BladderChek Tests to these distributors. We have also recognized all deferred revenue relating to BladderChek Test shipments to these distributors at March 31, 2005. This has resulted in our recognizing $70,000 of BladderChek Test shipments to distributors, which previously would have been recorded as deferred revenue. As of March 31, 2005 our deferred product revenue balance totaling $251,000 includes approximately $166,000 of deferred BladderChek Test revenue for distributors for which we do not have sufficient history to estimate returns. The balance is related to a distributor order which was prepaid but not yet shipped.

     Deferred revenue consists of the following:

	March 31, 2004	March 31, 2005	$ Change	% Change
Collaboration fees	$805,000	$734,000	$(71,000)	(9%)
Deferred product revenue	355,000	251,000	(104,000)	(29%)

	$1,160,000	$985,000	$(175,000)	(15%)

Cost of Product Sales

	Q1 2004	Q1 2005	$ Change	% Change
Product Sales	$1,386,000	$2,143,000	$757,000	55%
Cost of Product Sales	539,000	718,000	179,000	33%

Gross Profit	$847,000	$1,425,000	$578,000	68%

Gross Profit Margin	61%	66%

     The decrease in cost of product sales on a percentage basis and the increase in our gross profit margin is largely the result of increased sales of higher margin NMP22 products worldwide as a percentage of total sales.

Research and Development and Clinical Expenses

	Q1 2004	Q1 2005	$ Change	% Change
Research and Development, Clinical and Regulatory Expenses	$715,000	$730,000	$15,000	2%

     Research and development, clinical and regulatory expenses increased slightly over the first quarter of 2004.

Selling, General and Administrative Expenses

	Q1 2004	Q1 2005	$ Change	% Change
Gross Profit	$847,000	$1,425,000	$578,000	68%
Selling, General and Administrative Expenses	2,269,000	2,892,000	623,000	27%
SG&A as % of Gross Profit	268%	203%

     Selling, general and administrative expenses increased primarily due to a $245,000 increase in payroll costs resulting from increased headcount, mainly to support direct sales efforts described above, a $198,000 increase in sales-related marketing expenses and a $33,000 unfavorable foreign currency exchange rate impact on non-U.S. selling, general and administrative expenses.

     We believe that a decrease in our SG&A expenses as a percentage of our gross profit from 268% in the first quarter of 2004 to 203% in the first quarter of 2005 is a useful measure of our performance. During the remainder of the year, we expect gross profits to increase more rapidly than sales as our higher margin NMP22 products, including our Lab Test Kit and our BladderChek Test, become a larger percentage of our sales and the lower margin non-NMP22 products decrease as a percentage of sales. We also expect the growth in gross profits to exceed the growth in SG&A expenses, and that SG&A expenses as a percent of our gross profit should continue to decline.

Operating Loss

	Q1 2004	Q1 2005	$ Change	% Change
Operating Loss	$2,090,000	$2,165,000	$75,000	4%

     The operating loss increased primarily due to increased selling, general and administrative expenses discussed above offset by higher gross profit.

Interest Income

	Q1 2004	Q1 2005	$ Change	% Change
Interest Income	$20,000	$27,000	$7,000	35%

     Interest income increased slightly over the first quarter of 2004 due to higher interest rates.

Interest Expense

	Q1 2004	Q1 2005	$ Change	% Change
Interest Related to Convertible Debt:
Interest Paid (or to be Paid) in Stock	$99,000	$50,000	$(49,000)	(49%)
Non-Cash Charges to Interest Expense	519,000	621,000	102,000	20%

Total	618,000	671,000	53,000	9%

Interest Related to Other Debt:
Interest Paid in Cash	4,000	1,000	(3,000)	(75%)

Total Interest	$622,000	$672,000	$50,000	8%

     We completed a $5 million private placement of Convertible Debentures in March of 2003 and, subsequent to issuance, have recorded an additional $4.6 million of non-cash charges related to the Convertible Debentures which are being charged to our income statement through March 2006. As of March 31, 2005, approximately $3.7 million of the $5.0 million non-cash charges and deferred financing costs have been amortized and charged as interest expense and the remaining $1.3 million will be amortized using the effective interest rate method over the remaining quarters through March 2006.

     The Convertible Debentures allow the interest and principal to be paid in common stock at a discount to valuation, but only if (i) we are not in default under the terms of the Convertible Debentures, (ii) there is an effective registration statement covering such shares, (iii) our common stock is listed on one of American Stock Exchange, New York Stock Exchange, Nasdaq National Market or Nasdaq SmallCap Market, (iv) we have provided proper notice of our election to make payments in stock and have made payment of all other amounts then due under the Convertible Debentures, (v) the issuance of such shares would not cause the holders to own more than 9.999% of the outstanding shares of our common stock, (vi) no public announcement of a change of control or other reclassification transaction has been made and (vii) we have sufficient authorized but unissued and unreserved shares to satisfy all share issuance obligations under the March 2003 financing. The $54,000 interest payment for the first quarter of 2005 was made in stock and the January, February and March, 2005 principal repayments of $192,000 each were made in stock and, unless a default occurs, the remaining payments scheduled for both interest and principal are expected to be made in stock.

     Non-Cash Charges to Interest Expense consisted of:

•	$39,000 of amortized deferred financing costs, which contributed to reducing the original $475,000 balance of deferred financing costs to $80,000 at March 31, 2005;

•	$98,000 of non-cash charges to record the discount to valuation incurred when making the principal and interest repayments in stock rather than cash;

•	$484,000 of amortized debt discount, which contributed to reducing the $4,558,000 of debt discount on our $5,000,000 note to $1,280,000 at March 31, 2005. This debt discount is comprised of the following: the fair value allocated to the warrants issued in conjunction with the convertible debt, the charge to account for the beneficial conversion feature recorded at the date the debt was entered into, and additional charges to account for the beneficial conversion feature recorded in the fourth quarter of 2003, the first quarter of 2004 and the first quarter of 2005 as a result of the triggering of the anti-dilution provisions.

     The following table demonstrates the accounting for the Convertible Debentures and related discounts during 2003, 2004 and 2005 and the resulting balance at March 31, 2005.

Value of Debentures
Original Value of Debt	$5,000,000
Discounts Recorded in 2003	(2,777,000)
2003 Amortization of Discounts	644,000

Carrying Value of Debt at 12/31/2003	$2,867,000

Discounts Recorded in 2004	(1,339,000)
2004 Amortization of Discounts	2,150,000
Payment in Stock	(1,923,000)

Carrying Value of Debt at 12/31/2004	$1,755,000

Discounts Recorded in 2005	(442,000)
2005 Amortization of Discounts	484,000
Payment in Stock	(577,000)

Carrying Value of Debt at 3/31/05	$1,220,000

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

Mark to market adjustment from warrants

	Q1 2004	Q1 2005	$ Change	% Change
Mark to Market Adjustment From Warrants	—	$714,000	$714,000	100%

Mark to market adjustment from warrants represents the net decrease in fair value of the 2005 Warrants we issued in connection with our Series A Preferred Stock issuance in March, 2005. The adjustment was driven by a reduction of our stock price from the date of the closing of the financing as compared to the stock price as of March 31, 2005. Transaction costs of $377,000 were allocated to the warrants and expensed upon closing of the transaction, offsetting subsequent mark to market warrant adjustments.

Net Loss

	Q1 2004	Q1 2005	$ Change	% Change
Net Loss	$2,692,000	$2,095,000	$(597,000)	(22%)
Net Loss Attributable to Common Shareholders	$2,692,000	$3,723,000	$1,031,000	38%

     The net loss decreased primarily due to increased selling, general and administrative expenses and increased interest expense discussed above, offset by the increase in revenues and mark to market adjustment from warrants. The net loss attributable to common shareholders increased due to the preferred stock beneficial conversion feature associated with the Series A Preferred Stock issuance in March, 2005. The amounts of the beneficial conversion feature has been immediately accreted as a deemed dividend since the preferred stock is immediately convertible. The deemed dividends have been reflected as an adjustment to net loss attributable to common shareholders on our Consolidated Statements of Operations.

Liquidity and Capital Resources

     Our operating activities used cash in the first three months of 2004 and 2005 primarily to fund our Net Losses excluding non-cash charges. The non-cash charges are comprised of depreciation and amortization expenses, amortization of debt discounts and deferred charges related to our convertible debt offset by mark to market adjustments related to the warrants issued in our Series A Preferred Stock financing.

Summary Cash Flow

	Three Months
	Ended	Three Months Ended
	March 31, 2004	March 31, 2005
Net Loss	$(2,692,000)	$(2,095,000)
Non-cash Charges	672,000	18,000
Changes in Assets and Liabilities	(66,000)	(264,000)

Net Operating Uses	(2,086,000)	(2,341,000)
Net Investment Uses	(32,000)	(66,000)
Net Financing Sources	5,814,000	5,331,000
Foreign exchange effect	(8,000)	4,000

Change in cash and cash equivalents	$3,688,000	$2,928,000

     Our operating activities used cash in 2004 and 2005 primarily to fund our operating losses excluding non-cash charges. The non-cash charges in 2004 and 2005 were due to amortization of debt discount and deferred charges related to our convertible debt offset by mark to market adjustments related to the 2005 Warrants issued in our Series A Preferred Stock financing.

     We expect that the Days Sales Outstanding (“DSO”) is likely to be higher in the future than the 39 days measured at March 31, 2005. The comparable measurement at March 31, 2004 was 53 days.

     We will, as we deem necessary or prudent, continue to seek to raise additional capital and will consider various financing alternatives, including equity or debt financings convertible into equity and corporate partnering arrangements. We do not expect to raise significant debt capital over the next year because our Convertible Debenture has a prohibition against any debt having a ranking senior to the Convertible Debenture. In addition, after the Convertible Debenture is retired we will still face constraints imposed by our Series A Preferred Stock.

     If we raise funds on unfavorable terms, we may provide rights and preferences to new investors which are not available to current shareholders or debt holders. For example, the Convertible Debenture financing granted the holders anti-dilution rights which were not granted to any other equity or warrant holder. When we completed our financing in March, 2005, the conversion price of the debentures was adjusted downward from $1.51 to $.99 which resulted in 869,623 shares of additional dilution or about 1% of the fully diluted stock on an “if converted” basis in the table below. Future sales of common stock below $.99 could result in additional dilution for which we would receive no additional consideration.

     Any future equity financings will dilute the ownership interest of our existing investors and may have an adverse impact on the price of our common stock. As of March 31, 2005, our fully diluted if converted common shares were:

Common stock outstanding	43,719,000
Stock reserved for converting debentures	2,525,000
Stock reserved for warrant exercises	10,413,000
Stock reserved for outstanding stock options	3,027,000
Stock reserved for Series A Preferred Stock	6,703,000

Total	66,387,000

     The above table includes shares for converting the Convertible Debentures. We plan to use our common stock to pay interest and to redeem the debenture if it is not converted, and such use of our common stock will result in further dilution, particularly if our share price declines significantly. The above chart also does not include any additional shares we may be required to issue if we engage in a financing transaction which is deemed to be an anti-dilutive issuance under the terms of our Convertible Debenture.

     Since our authorized common stock is 90 million shares, if our shareholders do not authorize additional stock when requested, we may be unable to issue adequate amounts of additional equity to finance our operations appropriately.

     Financings

     On March 4, 2005, we entered into a purchase agreement which provides for the sale through a Private Placement of an aggregate of 1,426,124 shares of our Series A Preferred Stock, par value $1.00 per share and the issuance to the investors of warrants to purchase 4,991,434 shares of our common stock at a price of $1.47 per share. Each share of our Series A Preferred Stock is convertible into ten shares of our common stock. We cannot issue all shares of the Series A Preferred Stock that we have agreed to sell without obtaining stockholder approval because the shares into which the Series A Preferred Stock are convertible would exceed 20% of our outstanding common stock.

     The table below provides highlights of the Private Placement including the First Closing which has occurred and the Second Closing which is subject to stockholder approval.

			Shares of
	Stockholder		Series A
	Approval		Preferred	Conversion	2005	Total
	Needed	Status	Stock	Shares	Warrants	Consideration

First Closing		Completed
	No	March 2005	670,272	6,702,720	4,991,434	$5,898,394

Second Closing		IfApproved,
	Yes	May 2005	755,852	7,558,520	0	$6,651,498

     On March 4, 2005, we completed the First Closing and in connection therewith issued warrants to a placement agent for a total of 656,920 shares of common stock at an exercise price of $1.47 per share. Based on the conversion rate, the price we received equates to $ .88 per share of common stock. The conversion price and the exercise price of the warrants are subject to adjustment in the event of subsequent dilutive issuances. The holders of Series A Preferred Stock are entitled to a liquidation preference and have the benefit of covenants of the Company not to liquidate, merge, sell control or substantially all assets, issue debt or senior equity securities, or amend the charter in any way adverse to the holders. We are obligated not to issue other securities that would be senior to the Series A Preferred Stock, not to incur indebtedness in excess of $2,000,000 except in limited forms, and not to enter into or consummate a transaction which would result in the holders of all the voting power of our outstanding capital stock having less than a majority of voting power of a surviving entity after a merger, consolidation, share exchange or sale. We are further required to reserve sufficient shares of common stock for issuance upon conversion of the Series A Preferred Stock and exercise of the Warrants and to list the common shares into which the Series A Preferred Stock may be converted or which may result from exercise of the Warrants with the American Stock Exchange.

     We will seek stockholder approval of this transaction at our Annual Meeting of Stockholders to be held on May 25, 2005 or such other date to which such meeting may be adjourned. Under the Purchase Agreement and under American Stock

Exchange Rule 713, we need stockholder approval to sell additional shares of Series A Preferred Stock. Stockholder approval is also necessary to enable us issue more Conversion Shares at a conversion price below the current conversion floor of $ .70 per share or to issue shares of common stock upon exercise of the warrants at an exercise price below $1.34 per share if the anti-dilution provisions to which we have agreed are triggered.

     If stockholder approval is received, we intend to complete a second closing for the sale of an additional 755,852 shares of Series A Preferred Stock for an aggregate consideration of $6,651,498 (before cash commissions and expenses), and will issue additional five year placement agent warrants for a further 740,796 shares of common stock at an exercise price of $1.47 per share.

     The net cash proceeds of $5,325,000 from the First Closing, further reduced by the fair value of the placement agent warrants totaling $562,000, were allocated between the Series A Preferred Stock (approximately $869,000) and the 2005 Warrants (approximately $3,894,000). In this allocation, the 2005 Warrants are recorded as a liability at their fair value as set forth below and the Series A Preferred Stock is allocated the remaining balance of the net proceeds. The value of the 2005 Warrants was calculated using the Black-Scholes pricing model with the following assumptions: dividend yield of zero percent; expected volatility of 85%; risk free interest rate of approximately 4% and a term of five years.

     In connection with the issuance of the Series A Preferred Stock, we recorded a beneficial conversion feature of $1,627,000. A beneficial conversion feature is recorded when the consideration allocated to the convertible security, divided by the number of common shares into which the security converts, is below the fair value of the common stock into which the Series A Preferred Stock can convert at the date of issuance. The amount of the beneficial conversion feature has been immediately accreted as a deemed dividend because the preferred stock is immediately convertible. The value of the beneficial conversion feature has been reflected as an adjustment to the net loss attributable to common shareholders on our Consolidated Statement of Operations.

     As part of the Private Placement, we entered into a Registration Rights Agreement committing to timely file a registration statement covering the resale of the Conversion Shares and the shares for which the 2005 Warrants may be exercised. If we fail to timely file a registration statement, if the registration statement is not declared effective within certain time limits or if the registration statement does not remain effective, we are obligated to pay liquidated damages in an amount equal to 1.5% of the consideration paid for the Series A Preferred Stock for each thirty day period during which the failure persists. In accordance with Emerging Issues Task Force (“EITF”) 00-19, Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled in a Company’s Own Stock, (“EITF 00-19”), a transaction which includes a potential for net-cash settlement, including liquidated damages, requires that derivative financial instruments, including warrants, be recorded at fair value as a liability and that subsequent changes in fair value be reflected in the statement of operations. We concluded that the Registration Rights Agreement liquidated damages provision applicable to the Warrant Shares meets the definition of net cash settlement under EITF 00-19. In accordance with EITF 00-19, the fair value of the warrants of $4,271,000 was accounted for as a liability at March 4, the date of the First Closing, and the subsequent changes in the fair value of the 2005 Warrants as of March 31 (approximately $1,091,000) are reflected on our Consolidated Statement of Operations as mark to market warrant adjustments. Transaction costs of $377,000 were allocated to the warrants and expensed upon closing of the transaction, offsetting subsequent mark to market warrant adjustments.

     On April 18, 2005, we amended the Registration Rights Agreement to eliminate any liquidated damage provision with respect to a failure to maintain the effectiveness of a registration statement covering resale of the Warrant Shares. On May 9, 2005 the registration statement covering resale of the Warrant Shares became effective and the 2005 Warrants were reclassified as equity because there is no future potential for a net-cash settlement with regard to the 2005 Warrants. The resulting mark to market adjustments and the reclassification of the 2005 Warrants will be presented in the Company’s financial statements for the quarter ending June 30, 2005.

     This sale has been deemed to be a dilutive issuance under the terms of our Convertible Debentures and our March 2003 Warrants. As a result, as of March 4, 2005, the Convertible Debentures are currently exercisable into 2,525,253 shares of our common stock at a price of $ .99 per share, representing a current increase of 869,623 shares from the conversion terms of the Debentures at December 31, 2004, and the March Warrants are exercisable to purchase shares of our common stock at a price of $ .88 per share. We have calculated an additional beneficial conversion charge totaling approximately $442,000 which will be recorded as a debt discount in the first quarter of 2005 and amortized over the remaining life of the Debentures.

     We have no material capital expenditure commitments.

Off Balance Sheet Arrangements

     Currently, we have no off balance sheet arrangements.

Critical Accounting Policies and Estimates

     These financial statements have been prepared in conformity with accounting principles generally accepted in the United States. Preparation of these statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these financial statements. A summary of our significant accounting policies and a description of accounting policies that are considered critical is contained in our 2004 Annual Report on Form 10-K, filed on March 14, 2005 in the Notes to Consolidated Financial Statements, Note 1 and the Critical Accounting Policies section.

Research and Development

     We are engaged in the research, production and marketing of cancer diagnostic technologies. All of our research and development expenditures, whether conducted by our own staff or by external scientists on our behalf and at our expense, are recorded as expenses as incurred and amounted to approximately $46.1 million for the period since our inception in October of 1987 through March 31, 2005. Research and development expenses include the salaries and related overhead of our research personnel, laboratory supplies, payments to third parties to help us execute clinical trials, depreciation of research related equipment, legal expenses related to filing and prosecuting patents, other direct expenses and an allocation of our occupancy and related expenses based on the square footage occupied by our research and development staff and their laboratories.

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

   Development Programs

     The table below summarizes our development programs, including stage of development and current FDA status.

Principal FDA
		Clinical			Approved	Major
	Technology	Applic-	Stage of	FDA Review	Competitive	Commercialization
Program	Format	ation	Development	Status	Products (1)	Arrangements (2)

NMP22 Bladder	Lab Test Kit	Monitoring	Commercialized	Approved	BTA Trak UroVysion	(1) Matritech direct marketing – U.S. and Germany
(2) Wampole Laboratories — U.S. — Distributor
(3) Diagnostic Products Corporation — Europe — Automated Kit Manufacturer and Distributor
(4) Konica Minolta — Japan — Distributor

NMP22 Bladder	Lab Test Kit	Diagnosis	Commercialized	Approved	UroVysion	(1) Matritech direct marketing – U.S. and Germany
(2) Wampole Laboratories — U.S. — Distributor
(3) Diagnostic Products Corporation — Europe — Automated Kit Manufacturer and Distributor
(4) Konica Minolta — Japan — Distributor

NMP22 Bladder	Point Of Care Test	Monitoring	Commercialized	Cleared	BTA Stat	(1) Matritech direct marketing – U.S. and Germany

NMP22 Bladder	Point Of Care Test	Diagnosis	Commercialized	Approved	None	(1) Matritech direct marketing – U.S. and Germany

Principal FDA
		Clinical			Approved	Major
	Technology	Applic-	Stage of	FDA Review	Competitive	Commercialization
Program	Format	ation	Development	Status	Products (1)	Arrangements (2)

NMP179 Cervical	Automated Cellular Analysis System	Screening	Licensee Sysmex is conducting further pre-clinical trials	Not yet submitted	TriPath Cytyc	(1) Sysmex — World — Manufacturer and Marketer for Non- Slide-Based System

NMP66 Breast	To be determined	Not Determined	Research and Development	Not yet submitted	Mammography, TRUQUANT®BR RIA CA27.29, CA15.3	(1) Mitsubishi Kagaku Iastron, Inc. (“MKI”) — Japan

NMP48 Prostate	To be determined	Not Determined	Deferred	Not yet submitted	PSA

NMP35 Colon	None yet	Not Determined	Inactive	Not yet submitted	CEA, CA19.9

1   Each of the products listed as competitive to our NMP products may compete for use in each indication for our NMP products, not simply those specifically listed in a category. Those listed for each category represent the competitive products most directly comparable in technology or approach for the given indication.

2   Other distributors not listed under major commercialization arrangements have not paid upfront fees in excess of $50,000, do not have cumulative sales in excess of $500,000 and do not have rights other than those of a conventional distributor.

     Spending on Research and Development Projects. Total research and development spending in the first quarter of 2005 was approximately $730,000. We expect research and development expenditures to be less than $3.2 million in 2005 and to be devoted to our various programs as discussed below.

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

     NMP179 — Cervical. Discovery research on this product was completed prior to 2000 and our expenditures in 2004 and 2005 have been principally for technical support of the licensing activity. Substantially all future costs to support additional research and development of this product are expected to be paid for by Sysmex. During Q1 2005 we purchased $60,000 of specimens for cervical cancer testing which we expect to sell to Sysmex, even though we do not have a signed contract for selling such specimens to Sysmex, as part of our collaboration with them. If we incur any additional costs in connection with this program, we expect such costs to be aimed at licensing this technology to a company with a slide-based cervical cancer detection system.

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

	2002	2003	2004	Q1 05
Product Sales	$3,094,000	$4,018,000	$7,275,000	$2,143,000
Net Losses	$8,278,000	$7,878,000	$11,123,000	$2,095,000

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

     We do not currently generate revenues sufficient to operate our business and do not believe we will do so in the foreseeable future. In our fiscal quarter ended March 31, 2005, we had a net loss of $2.1 million, and as of March 31, 2005, we only had $7.8 million of cash and cash equivalents. As a result, we must rely on our ability to raise capital from outside sources in order to continue operations in the long-term. In March, 2003 we completed a sale of Convertible Debentures and accompanying warrants. In October and November 2003 we completed a sale of common stock and accompanying warrants. In March 2004 we completed a sale of common stock and accompanying warrants. In March 2005 we completed a sale of convertible preferred stock and accompanying warrants for common stock. We will, as we deem necessary or prudent, continue to seek to raise additional capital through various financing alternatives, including equity or debt financings and corporate partnering arrangements. However, we may not be able to raise needed capital on terms that are acceptable to us, or at all.

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

     As a result of the 2003 sale of Convertible Debentures, we substantially increased our indebtedness from approximately $475,000 at the end of 2002 to approximately $2.5 million as of March 31, 2005. The fair value of the Convertible Debentures at March 31, 2005 as estimated by management is approximately $2.3 million. The $1.2 million carrying value in the Company’s financial statements at March 31, 2005 reflects discounts related to beneficial conversion charges calculated in accordance with EITF Issue No. 00-27.

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

     Matritech GmbH, our European subsidiary, accounted for approximately 62% of our product sales for the fiscal quarter ended March 31, 2005. Accounts of our European subsidiary are maintained in Euros and are translated into U.S. Dollars. To the extent that foreign currency exchange rates fluctuate in the future, we may be exposed to significant financial variability, both favorable and unfavorable. During the first quarter of 2005, exchange rate fluctuations were favorable as indicated in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” However, rate changes in the future may lead to unfavorable results.

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

     Our cash requirements have significantly increased to support a larger employee sales force; to pay for order processing, shipping and collection costs normally borne by distributors; and to finance the accounts receivable from physician practices that likely will be collected over a longer cycle.

     Since November 2003 we have had the responsibility for sales of NMP22 BladderChek Tests to urologists in the U.S., including invoicing and collecting the revenue from sales. We have increased our sales and marketing expenditures and added order processing, shipping and collection resources to perform functions which have in the past been performed by our U.S. distributor. We have limited experience in performing these functions in the United States to support sales directly to physicians, and the time and cost to develop these resources combined with the risk that they may not function effectively increases the risk that the rate of sales growth for our NMP22 BladderChek Test will slow.

     Sales of products directly to physicians may result in larger accounts receivable and longer collection cycles than sales to distributors and may increase the risk that accounts receivable will not be collected. Carrying larger accounts receivable balances and assuming greater collection risk may also increase our financing requirements. We do not expect our Days Sales Outstanding to remain at 39 days, the measurement calculated from our March 31, 2005 financial results.

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

     Our ability to successfully convert market opportunities into significant sales for our products depends in part on the extent to which adequate reimbursement for the services based on our products will be available from government healthcare reimbursement authorities (such as Medicare in the United States), private health insurers and other third-party payors. In most countries, no reimbursement of any medical device (or a service based on a medical device) is typically provided by any insurance carrier, whether public or private, if the device or service has not received approval for clinical use from that nation’s healthcare product regulatory authorities (such as the FDA in the United States). Even if the use of a device or the performance of a service has been previously approved for reimbursement, some insurance carriers and healthcare plans may decide not to continue to reimburse it at all, not to continue to reimburse it for certain medical applications and/or to decrease the reimbursement amount. If we develop a Proprietary Laboratory Procedure for the U.S. market that does not require FDA approval, we do not expect third-party reimbursement until we obtain FDA approval for a product which generates similar clinical data.

     Even if we obtain FDA approval for a product in the U.S., there is no assurance that we will receive similar approvals from national healthcare product regulatory authorities in other countries. If we obtain such approvals in other countries, reimbursement levels could be so low that it would put pressure on us to reduce our prices. Such low reimbursement would make our products much less profitable and, in the extreme, could make it uneconomical for us and/or our distributor to sell the product at all in those countries. If such a low reimbursement were to occur in the United States or in Germany, it could substantially reduce our revenues and increase our losses. On the other hand, reimbursement approval, if provided in a lower but adequate amount, could potentially broaden the number of patients who could afford the product or service. We believe this has occurred in the United States as reimbursement has been obtained in most states. We expect that reimbursement approval will be obtained in some other countries where our products are sold, but do not believe reimbursement rates in all countries will be as favorable as in the U.S. Reimbursement approval for the BladderChek Test has not yet occurred in the principal countries of Asia and Europe, including Germany, where the BladderChek Tests are being sold or are in the regulatory process to secure approval from national product regulatory authorities.

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

     We have been manufacturing and assembling our Lab Test Kits for commercial sales since 1995 but have not yet manufactured these products in large volumes. We may encounter difficulties in scaling up production of products, including problems involving:

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

     If we lose the services of our suppliers or assemblers for any reason it may be difficult for us to find replacements, we may be forced to modify or cease production of our products and we may be unable to meet commitments to customers.

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

     Our BladderChek Test uses lateral flow technology consisting of an absorbent material that will soak up urine from a small reservoir at one end of the container housing the test strip and expose the urine to chemicals and antibodies arranged on the surface of or imbedded in the test strip. After a short period of time and after a reaction with our proprietary antibodies, a test result will appear in a window located on the container housing the test strip. The manufacture, use, sale, or import of point of care products which include lateral flow technology in certain jurisdictions will require us to obtain patent licenses. We are currently selling BladderChek Tests and are attempting to obtain appropriate licenses or waivers. In August, 2004, we entered into a license agreement, effective as of April 1, 2004, with one holder of patent rights, Abbott Laboratories, and we are continuing to investigate other licensing arrangements covering our BladderChek Tests. If we are unable to obtain patent licenses to permit us to make, use, sell, or import such products in the United States or in certain other jurisdictions, we will have to stop selling our BladderChek Tests until the expiration of the relevant patents or until we are able to arrive at a design solution that uses a different technology. In addition, we may also be subject to litigation that seeks a percentage of the revenues we have received from the sale of our BladderChek Tests. We accrue estimated royalties on sales of the BladderChek Test based on estimates of our obligations under existing licensing agreements and, when probable and estimable, based upon our appraisal of intellectual property claims to which we may be subject. If we are required to obtain additional licenses we can provide no assurances that additional royalties due when we complete those licensing agreements will not have an adverse effect on our results of operations.

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

     The market price of our common stock has historically been, and we expect it to continue to be, volatile. This price has ranged between $0.87 and $1.58 in the fifty-two week period ended March 31, 2005. The stock market has from time to time experienced extreme price and volume fluctuations, particularly in the biotechnology sector, which have often been unrelated to the operating performance of particular companies. Factors such as announcements of technological innovations or new products by our competitors or disappointing results by third parties, as well as market conditions in our industry, may significantly influence the market price of our common stock. For example, in the past our stock price has been affected by announcements of clinical trial results and technical breakthroughs at other biotechnology companies. Our stock price has also been affected by our own public announcements regarding such things as quarterly earnings, regulatory agency actions and corporate partnerships. Consequently, events both within and beyond our control may cause shares of our stock to lose their value rapidly.

     In addition, sales of a substantial number of shares of our common stock by stockholders could adversely affect the market price of our shares. In the first quarter of 2005, our shares had an average daily trading volume of only approximately 102,000 shares. In connection with our March 2004 private placement of common stock and accompanying warrants, we filed a resale registration statement covering up to 7,121,031 shares for the benefit of our investors. In 2003, we filed resale registration statements covering up to 5,371,332 shares for the benefit of our investors in connection with the sale of Convertible Debentures and accompanying warrants and an additional approximately 5,419,000 shares for the benefit of our investors in a private placement of common stock and accompanying warrants. We have also filed resale registration statements in connection with previous private placements. We filed a resale registration statement covering more than 14,000,000 additional shares for the benefit of our investors in connection with the sale in March 2005 of Series A Convertible Preferred Stock and accompanying warrants. The actual or anticipated resale by such investors under these registration statements may depress the market price of our common stock. Bulk sales of shares of our common stock in a short period of time could also cause the market price for our shares to decline.

     Future financings will result in additional dilution of the ownership interest of our existing investors and may have an adverse impact on the price of our common stock.

     We will need to raise additional capital in the future to continue our operations. The primary source of the additional capital we raised from 2002 through the first quarter of 2005 has been equity and convertible debt, and we expect that equity-related instruments will continue to be our principal source of additional capital. In June 2004, our stockholders approved an increase in our authorized common stock from 60,000,000 to 90,000,000 shares. This approval provides us with greater flexibility in undertaking an additional financing without the expense and delay of obtaining stockholder approval other than as required by state law or American Stock Exchange requirements for the particular transaction. Any future equity financings will dilute the ownership interest of our existing investors and may have an adverse impact on the price of our common stock.

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

     On March 4, 2005, we completed the sale of 670,272 shares of our Series A Convertible Preferred Stock and accompanying warrants to purchase 4,991,434 of our common stock at a price of $8.80 per share of Preferred Stock for an aggregate consideration of $5,898,394 (before cash expenses and commissions estimated to be approximately $573,000). Additional warrants were issued to a placement agent to purchase 656,920 shares of our common stock at $.147 per share. Each share of the Series A Convertible Preferred Stock is convertible into ten shares of our common stock, resulting in a price per share of common stock in this transaction of $.88. This sale was deemed to be a dilutive issuance under the terms of the Convertible Debentures and our March 2003 Warrants. As a result, the Convertible Debentures became convertible into 2,525,253 shares of our common stock at a price of $.99 per share, representing an increase of 869,623 shares from the conversion terms of the Debenture immediately prior to the transaction. The exercise price of the March 2003 Warrants was also reduced to $.88 per share. If we do a future financing at a price less than $.88 per common share (the “New Base Price”), the conversion rate of the Convertible Debentures will be adjusted down to 112% of the New Base Price and additional shares of our common stock would be issuable upon such conversion. The terms of the March 2003 Warrants also provide for anti-dilution protection, so that the exercise price for such warrants would be adjusted down to the New Base Price in the event of a dilutive financing, or on a weighted-average basis if there are no longer any Convertible Debentures outstanding. The issuance of additional shares upon conversion of the Convertible Debentures would result in further dilution of the ownership interest of our other existing investors, and a decrease in the warrant exercise price may cause a decline in our stock price. The Series A Convertible Preferred Stock and the warrants issued in connection with the March 2005 transaction also have anti-dilution protection provisions which would result in the issuance of additional shares upon conversion of the Convertible Preferred Stock and in a reduction in the warrant price in the event of a subsequent dilutive financing.

     Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     Investment Portfolio. We own financial instruments that are sensitive to market and interest rate risks as part of our investment portfolio. The investment portfolio is used to preserve our capital until it is required to fund operations including our research and development activities. None of these market risk sensitive instruments is held for trading purposes. Our investment policy prohibits investing in derivatives, and we stringently adhere to this policy. The interest rate on our Convertible Debentures is fixed and therefore not subject to interest rate risk. It is suggested that this paragraph be read in conjunction with Note 1 of Notes to the Consolidated Financial Statements – “Operations and Significant Accounting Policies” of our Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC (File No. 001-12128).

     We invest our cash in securities classified as cash and cash equivalents. At March 31, 2005, these securities totaled $7.8 million and included money market accounts. Changes in interest rates affect the investment income we earn on our investments and, therefore, impact our cash flows and results of operations. A hypothetical 50 basis point decrease in interest rates would result in a decrease in annual interest income and a corresponding increase in net loss of approximately $8,000 for the three months ended March 31, 2005.

     Foreign Exchange. The financial statements of Matritech GmbH are translated in accordance with SFAS No. 52, Foreign Currency Translation. The functional currency of our foreign subsidiary is the local currency (euro), and accordingly, all assets and liabilities of the foreign subsidiary are translated using the exchange rate at the balance sheet date except for intercompany receivables which are of long-term-investment nature, and capital accounts which are translated at historical rates. Revenues and expenses are translated monthly at the average rate for the month. Adjustments resulting from the translation from the financial statements of the Matritech GmbH into U.S. dollars are excluded from the determination of net income and are accumulated in a separate component of stockholders’ equity. Foreign currency transaction gains and losses are reported in the accompanying consolidated statements of operations and are immaterial to the results of operations. We had sales denominated in foreign currency of approximately $997,000 and $1,334,000 for the three month periods ended March 31, 2004 and 2005, respectively.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     On January 25, 2005, the court dismissed a lawsuit in which we were a third party defendant. The litigation, brought by a former employee of ours against our landlord, was pending under the caption Kira Shapiro et al v. Francis Biotti as Trustee of One Nevada Street Realty Trust, Civil Action No. 02-05439 in Middlesex County Superior Court, Massachusetts. On January 28, 2005, a stipulation of dismissal covering the third party claims against us was filed with the court. These dismissals conclude the case.

Item 6. Exhibits.

Exhibit No:	Description
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MATRITECH, INC.

Date: May 12, 2005	By:	/s/ Stephen D. Chubb
Stephen D. Chubb
Director, Chairman and Chief Executive Officer (principal executive officer)

Date: May 12, 2005	By:	/s/ Richard A. Sandberg
Richard A. Sandberg
Director, Vice President, Chief Financial Officer and Treasurer (principal accounting and financial officer)

EXHIBIT INDEX

Exhibit No:	Description
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.