Form 10-Q
period 2005-06-30
MATRITECH INC/DE/
filed 2005-08-09
CIK 884847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934:

For the quarterly period ended June 30, 2005
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
Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). ☐ Yes ☑ No
     As of August 5, 2005, there were 45,332,304 shares of the Registrant’s Common Stock outstanding.

MATRITECH, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
MATRITECH, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	December 31,	June 30,
	2004	2005
ASSETS
Current Assets:
Cash and cash equivalents	$4,906,178	$5,579,907
Accounts receivable less allowance of $85,123 in 2004 and $134,643 in 2005	884,057	1,149,508
Inventories, net	878,804	810,920
Prepaid expenses and other current assets	347,245	329,311

Total current assets	7,016,284	7,869,646

Property and equipment, net of accumulated depreciation of $2,343,673 in 2004 and $2,409,076 in 2005	914,577	903,758
Goodwill	132,615	132,615
Other assets	166,416	204,705
Receivable from related party	16,104	9,657

Total assets	$8,245,996	$9,120,381

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of notes payable	$13,534	$12,097
Current maturities of convertible debt	1,390,887	1,142,019
Accounts payable	475,342	506,849
Accrued expenses	1,570,588	1,330,327
Deferred revenue	386,188	335,468

Total current liabilities	3,836,539	3,326,760

Notes payable, less current maturities	13,534	6,049
Convertible debt, less current maturities	364,236	—
Deferred revenue	636,775	652,190
Other long term liabilities	—	89,394

Total liabilities	4,851,084	4,074,393

Commitments and Contingencies
Series A Convertible Preferred Stock, $1.00 par value
Authorized – 4,000,000 shares
Issued – no shares in 2004 and 670,272 in 2005; Outstanding – no shares in 2004
and 643,568 in 2005; Liquidation preference of $0 and $5,663,398 as of June 30, 2004 and 2005, respectively	—	842,614

	—	842,614

Stockholders’ Equity:
Common stock, $0.01 par value
Authorized—90,000,000 shares in 2004 and 2005
Issued and outstanding—43,014,543 shares in 2004 and 44,708,282 shares in 2005	430,145	447,082
Additional paid-in capital	92,944,400	97,275,422
Accumulated other comprehensive income	142,399	82,321
Accumulated deficit	(90,122,032)	(93,601,451)

Total stockholders’ equity	3,394,912	4,203,374

Total liabilities and stockholders’ equity	$8,245,996	$9,120,381

The accompanying notes are an integral part of these consolidated financial statements.

MATRITECH, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2005	2004	2005
Revenue:
Product sales, net of allowances	$1,632,079	$2,619,022	$3,017,751	$4,762,206
Alliance and collaboration revenue	49,950	24,751	97,905	55,436

Total revenue	1,682,029	2,643,773	3,115,656	4,817,642

Expenses:
Cost of product sales	645,790	777,208	1,185,166	1,495,233
Research, development and clinical expense	690,333	703,035	1,405,779	1,432,785
Selling, general and administrative expense	2,783,028	3,198,296	5,052,023	6,089,816

Total operating expenses	4,119,151	4,678,539	7,642,968	9,017,834

Loss from operations	(2,437,122)	(2,034,766)	(4,527,312)	(4,200,192)

Interest income	29,068	42,079	49,026	69,454
Interest expense	(813,207)	(603,933)	(1,435,219)	(1,275,583)
Mark-to-market adjustment from warrants	—	1,212,598	—	1,926,902

Net loss	$(3,221,261)	$(1,384,022)	$(5,913,505)	$(3,479,419)

Beneficial conversion feature related to series A convertible preferred stock	—	—	—	(1,627,232)

Net loss attributable to common shareholders	$(3,221,261)	$(1,384,022)	$(5,913,505)	$(5,106,651)

Basic and diluted net loss per common share	$(0.08)	$(0.03)	(0.15)	$(0.12)

Basic and diluted weighted average number of common shares outstanding	41,473,897	44,178,048	39,084,829	43,824,736

The accompanying notes are an integral part of these consolidated financial statements.

MATRITECH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,
	2004	2005
Cash Flows from Operating Activities:
Net loss	$(5,913,505)	$(3,479,419)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	112,033	120,339
Amortization of debt discount	1,080,414	982,769
Amortization of deferred charges	114,777	71,313
Issuance of common stock for interest on debt	187,340	107,991
Noncash interest expense	46,628	119,664
Mark-to-market adjustment on warrants	—	(1,926,902)

Changes in assets and liabilities:
Accounts receivable	(254,423)	(288,058)
Inventories	(14,809)	27,833
Prepaid expenses and other assets	(66,457)	(91,668)
Accounts payable	242,527	40,638
Accrued expenses and other liabilities	505,967	(117,260)
Deferred revenue	(21,406)	(35,305)

Net cash used in operating activities	(3,980,914)	(4,468,065)

Cash Flows from Investing Activities:
Purchases of property and equipment	(120,485)	(118,340)

Net cash used in investing activities	(120,485)	(118,340)

Cash Flows from Financing Activities:
Payments on notes payable	(288,956)	(6,120)
Proceeds from sale of preferred stock and warrants, net	—	5,287,721
Proceeds from sale of common stock and warrants, net	5,846,969	—
Proceeds from issuance of common stock under employee stock purchase plan	9,000	6,226

Net cash provided by financing activities	5,567,013	5,287,827

Effect of foreign exchange on cash and cash equivalents	(16,233)	(27,693)

Increase in cash and cash equivalents	1,449,381	673,729
Cash and cash equivalents, beginning of period	7,518,124	4,906,178

Cash and cash equivalents, end of period	$8,967,505	$5,579,907

Supplemental Cash Flow Information:
Cash paid during the year for interest	$6,686	$1,059
Non-cash dividend to preferred stockholders arising from the beneficial conversion feature	—	$1,627,232
Issuance of common stock as payment on debt	703,754	1,420,473
Conversion of preferred stock to common stock	—	26,704

The accompanying notes are an integral part of these consolidated financial statements.

MATRITECH, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. Operations and Basis of Presentation
      The quarterly condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and include, in the opinion of management, all adjustments, consisting of normal, recurring adjustments necessary for a fair statement of interim period results. Certain information and footnote disclosures normally included in condensed consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The results for the interim periods presented are not necessarily indicative of results to be expected for any future period. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC (File No. 001-12128).
      We have incurred losses from operations since our inception. We have an accumulated deficit of $94 million at June 30, 2005. Based on our current rate of cash utilization, our working capital at June 30, 2005 is expected to fund operations through at least December 31, 2005, provided we pay interest and principal on our convertible debentures in stock. We will, as we deem necessary or prudent, continue to seek to raise additional capital and will consider various financing alternatives, including equity or debt financings convertible into equity and corporate partnering arrangements. However, we may not be able to raise needed capital on terms that are acceptable to us, or at all. If we raise funds on unfavorable terms, we may provide rights and preferences to new investors which are not available to current shareholders. In addition, our existing financing arrangements contain anti-dilutive provisions which may require us to issue additional securities if certain conditions are met. If we do not receive additional financing or do not receive an adequate amount of additional financing, we will be required to curtail our expenses by reducing research and/or marketing or by taking other steps that could hurt our future performance, including but not limited to, the premature sale of some or all of our assets or product lines on undesirable terms, merger with or acquisition by another company on unsatisfactory terms or the cessation of operations. Any future equity financings or retirements of debt with common stock will dilute the ownership interest of our existing investors and may have an adverse impact on the price of our common stock. Any of the foregoing steps may have a material adverse effect on our business, financial condition and results of operations. There can be no assurance that capital will be available on terms acceptable to us, if at all.
2. Summary of Significant Accounting Policies
     (a) Principles of Consolidation
      The consolidated financial statements include the accounts of Matritech, Inc., a Delaware corporation, and our wholly-owned subsidiary, Matritech GmbH, based in Freiburg, Germany. All intercompany balances and transactions have been eliminated at consolidation level.
     (b) Inventories
     Inventories are stated at the lower of cost (determined on a first-in first-out basis) or market and consist of the following:

	December 31,	June 30,
	2004	2005
Raw materials	$169,708	$218,456
Work-in-process	7,975	17,158
Finished goods, net	655,739	525,297
Consignment inventory	45,382	50,009

	$878,804	$810,920

     (c) Revenue Recognition
      Deferred revenue consists of the following:

	December 31,	June 30,
	2004	2005
Collaboration fees	$737,885	$735,147
Deferred product revenue	285,078	252,511

	$1,022,963	$987,658

     (d) Comprehensive Loss
      Comprehensive loss comprises net loss and certain changes in stockholders’ equity that are excluded from net loss. The Company includes in other comprehensive loss those foreign currency adjustments related to the translation of the assets and liabilities of Matritech GmbH into U.S. dollars as the functional currency of Matritech GmbH is the euro. The composition of comprehensive loss is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2005	2004	2005
Net loss	$(3,221,261)	$(1,384,022)	$(5,913,505)	$(3,479,419)
Other comprehensive loss
Foreign currency translation adjustments	(3,453)	(50,296)	(11,990)	(60,078)

Comprehensive loss	$(3,224,714)	$(1,434,318)	$(5,925,495)	$(3,539,497)

     (e) Stock-Based Compensation
      We have elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations, in accounting for our stock-based compensation plans, rather than the alternative fair value accounting method provided for under Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, (“SFAS No. 123”) as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. In accordance with Emerging Issues Task Force (“EITF”) Issue No. 96-18, we record compensation expense equal to the fair value of options granted to non-employees over the vesting period, which is generally the period of service.
      The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2005	2004	2005
Net loss attributable to common shareholders	$(3,221,261)	$(1,384,022)	$(5,913,505)	$(5,106,651)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(160,878)	(187,372)	(358,257)	(366,534)

Pro forma net loss	$(3,382,139)	$(1,571,394)	$(6,271,762)	$(5,473,185)

Net loss per common share:
Basic and diluted — as reported	$(0.08)	$(0.03)	$(0.15)	$(0.12)

Basic and diluted — pro forma	$(0.08)	$(0.04)	$(0.16)	$(0.12)

      The fair value of stock options and common shares issued pursuant to the stock option and stock purchase plans at the date of grant were estimated using the Black-Scholes model with the following weighted-average assumptions:

	Three Months Ended
	June 30,
	2004	2005
Risk-free interest rate	3.74 – 4.69%	3.61 – 4.09%
Expected dividend yield	—	—
Expected life	5 years	5 years
Expected volatility	85%	68%
     (f) Net Loss per Common Share
      We compute earnings per share in accordance with SFAS No. 128, Earnings per Share. Basic net loss per common share is computed by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding during the year. Diluted loss per share is the same as basic loss per share as the effects of our potential common stock equivalents are anti-dilutive. At June 30, 2004, potential common stock equivalents consisted of stock options, warrants, and convertible debentures. At June 30, 2005, potential common stock equivalents consisted of stock options, warrants, convertible debentures and Series A Convertible Preferred Stock. The number of anti-dilutive securities excluded from the computation of diluted loss per share were 10,151,858 and 21,843,640 for the periods ended June 30, 2004 and 2005, respectively.
        3. Stockholders’ Equity
      On March 4, 2005, we entered into a purchase agreement (the “Purchase Agreement”) which provided for the sale through a Private Placement of an aggregate of 1,426,124 shares of our Series A Convertible Preferred Stock, par value $1.00 per share (the “Series A Preferred Stock”) and the issuance to the investors of warrants to purchase 4,991,434 shares of our common stock at a price of $1.47 per share (the “2005 Warrants”). The Purchase Agreement provided for two closings (the “First Closing” and the “Second Closing”) because we could not issue all shares of the Series A Preferred Stock that we agreed to sell without obtaining stockholder approval because the resulting Conversion Shares would exceed 20% of our outstanding common stock. On March 4, 2005, we completed the First Closing which consisted of 670,272 shares of Series A Preferred Stock and the 2005 Warrants to purchase 4,991,434 shares of our common stock, for an aggregate consideration of $5,898,394 (before cash commissions and expenses of approximately $573,000). In addition, we issued warrants to a placement agent for a total of 656,920 shares of common stock (with a value of approximately $562,000). Both the 2005 Warrants and the placement agent warrants (collectively the “Warrants”) have an exercise price of $1.47 per share, become exercisable on September 5, 2005 and expire on March 4, 2010.
     On June 20, 2005, we entered into a Mutual Termination and Release Agreement with the investors who were parties to the Purchase Agreement to terminate the obligations of all parties to consummate and complete the Second Closing. Accordingly, no additional shares of Series A Preferred Stock or warrants to purchase shares of our common stock will be issued in this Private Placement.
     Each share of Series A Preferred Stock is convertible into ten shares of our common stock (the “Conversion Shares”). Both the Series A Preferred Stock and the Warrants have anti-dilution provisions. This means that if we issue any shares (subject to limited exceptions) at a price that is less than the conversion price of the Series A Preferred Stock ($.88 per common stock share) in the case of the Preferred Stock or less than the exercise price ($1.47 per common stock shares) in the case of the Warrants (a “Dilutive Issuance”), the conversion price of the Series A Preferred Stock or the exercise price of the Warrants, as applicable, will be adjusted downwards. There is a floor on the new conversion price and the new exercise price that could result from a Dilutive Issuance, in the case of the Preferred Stock a conversion price floor of $.70 and in the case of the Warrants an exercise price floor of $1.34. The 670,272 shares of Series A Preferred Stock issued on March 4, 2005 would convert into 8,426,263 shares of our common stock if a Dilutive Issuance were consummated at $.70 per share. As and to the extent that holders of Series A Preferred Stock convert their shares to common stock prior to a Dilutive Issuance, this number decreases.

     The holders of Series A Preferred Stock are entitled to a liquidation preference and have the benefit of covenants of the Company not to liquidate, merge, sell control or substantially all its assets, or amend the charter in any way adverse to the holders. We are obligated not to issue capital stock that would be senior to or on a parity with the Series A Preferred Stock as to dividends or upon liquidation, not to incur indebtedness in excess of $2,000,000 except in limited forms, and not to enter into or consummate a transaction which would result in the holders of all the voting power of our outstanding capital stock having less than a majority of voting power of a surviving entity after a merger, consolidation, share exchange or sale. Some of the holders of the Series A Preferred Stock may have the right to participate in subsequent financings completed on or before December 20, 2006. We are further required to reserve sufficient shares of common stock for issuance of the Conversion Shares and the Warrant Shares and to use commercially reasonable efforts to continue the listing and trading of such common shares with the American Stock Exchange or another national stock exchange or stock market.
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
     As part of the Private Placement, we entered into a Registration Rights Agreement committing to timely file a registration statement covering the resale of the Conversion Shares and the shares for which the 2005 Warrants may be exercised (the “Warrant Shares”). If we failed to timely file a registration statement, if the registration statement was not declared effective within certain time limits or if the registration statement does not remain effective, we would be obligated to pay liquidated damages in an amount equal to 1.5% of the consideration paid for the Series A Preferred Stock for each thirty day period during which the failure persists. In accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled in a Company’s Own Stock, (“EITF 00-19”), a transaction which includes a potential for net cash settlement, including liquidated damages, requires that derivative financial instruments, including warrants, be recorded at fair value as a liability and that subsequent changes in fair value be reflected in the statement of operations. We concluded that the Registration Rights Agreement liquidated damages provision applicable to the Warrant Shares met the definition of net cash settlement under EITF 00-19. In accordance with EITF 00-19, the fair value of the warrants of $4,271,000 was accounted for as a liability at March 4, the date of the First Closing, and the subsequent changes in the fair value of the 2005 Warrants were reflected on our Consolidated Statement of Operations as mark-to-market warrant adjustments. Transaction costs of $377,000 were allocated to the warrants and expensed upon closing of the transaction, offsetting subsequent mark-to-market warrant adjustments.
     On April 18, 2005, we amended the Registration Rights Agreement to eliminate any liquidated damage provision with respect to a failure to maintain the effectiveness of a registration statement covering resale of the Warrant Shares. On May 9, 2005 the registration statement covering resale of the Warrant Shares became effective and the 2005 Warrants were reclassified as equity because there is no future potential for a net cash settlement with regard to the 2005 Warrants. The resulting mark-to-market adjustments (approximately $1,927,000) and the reclassification of the 2005 Warrants are presented in our financial statements for the six months ending June 30, 2005.
     This sale has been deemed to be a dilutive issuance under the terms of our Convertible Debentures and our March 2003 Warrants. As a result, as of March 4, 2005, the Convertible Debentures became currently exercisable into 2,525,253 shares of our common stock at a price of $.99 per share, representing a current increase of 869,623 shares from the conversion terms of the Debentures at December 31, 2004, and the March 2003 Warrants became exercisable to purchase shares of our common stock at a price of $.88 per share. We have calculated an additional debt discount in the first quarter of 2005 of approximately $442,000 based on the beneficial conversion feature of this debt. This charge is being amortized as interest expense over the remaining life of the Debentures.
     During the three month period ended June 30, 2005, investors exercised their rights to convert 26,704 shares of Series A Preferred Stock into 267,040 shares of common stock.

     4. Convertible Debt
            A summary of the Convertible Debt accounting is as follows:

Proceeds at closing in March 2003	$5,000,000
Less:
Fair value ascribed to the warrants and recorded as debt discount	(950,000)
Fair value ascribed to placement agent warrant and recorded as debt discount	(131,000)
Beneficial conversion feature calculated on date of closing and recorded as debt discount	(199,000)
Additional beneficial conversion feature recorded in the fourth quarter of 2003 as debt discount	(1,497,000)
Additional beneficial conversion feature recorded in the first quarter of 2004 as debt discount	(1,339,000)
Additional beneficial conversion feature recorded in the first quarter of 2005 as debt discount	(442,000)
Cumulative principal payments made in stock	(3,077,000)
Add back:
Cumulative amortization of debt discount and beneficial conversion features	3,777,000

Balance, June 30, 2005	$1,142,000

      The debt discount is being amortized as interest expense using the effective interest method over the term of the debt. For the three and six month periods ended June 30, 2005, $499,000 and $983,000, respectively, representing amortization of these costs is included in interest expense.
      Debt issuance costs attributable to the Convertible Debentures, which totaled approximately $475,000, have been capitalized as other assets and other current assets on the consolidated balance sheet and are being amortized based on the effective interest method over the term of the debt. For the three and six month periods ended June 30, 2005, $32,000 and $71,000 respectively, representing amortization of these costs is included in interest expense. As of June 30, 2005, unamortized debt issuance costs totaled $47,000 and are included in other current assets.
      Minimum future payments on the debt are as follows:

2005	$1,213,000
2006	776,000

Total payments	1,989,000

Less: Portion related to periodic interest payments	(66,000)
Non-cash interest related to debt discount	(781,000)

Balance, June 30, 2005	1,142,000

Less current portion	1,142,000

Long-term portion	—

      The fair value of the Convertible Debt at June 30, 2005 as estimated by management is approximately $1.9 million. The carrying value of the Convertible Debt in the Company’s financial statements reflects discounts related to beneficial conversion charges calculated in accordance with EITF Issue No. 00-27.
      The Convertible Debentures allow the interest and principal to be paid in common stock at a discount to value, but only if (i) we are not in default under the terms of the Convertible Debentures, (ii) there is an effective registration statement covering such shares, (iii) our common stock is listed on one of American Stock Exchange, New York Stock Exchange, Nasdaq National Market or Nasdaq SmallCap Market, (iv) we have provided proper notice of our election to make payments in stock and have made payment of all other amounts then due under the Convertible Debentures, (v) the issuance of such shares would not cause the holders to own more than 9.999% of the outstanding shares of our common stock, (vi) no public announcement of a change of control or other reclassification transaction has been made and (vii) we have sufficient authorized but unissued and unreserved shares to satisfy all share issuance obligations under the March 2003 financing. The first and second quarter 2005’s interest payments ($54,000 and $43,000, respectively) were made in stock and the 2005 monthly principal repayments of $192,000 each (totaling $1,154,000 at June 30, 2005) were made in stock and, unless a default occurs, the remaining payments scheduled for both interest and principal are expected to be made in stock.
5. Contingencies
     Intellectual Property Rights
     Our NMP22® BladderChek® Test is a point of care device which may employ intellectual property for which third parties have patent rights. In August 2004, we entered into a license agreement, effective as of April 1, 2004, with one holder of such patent rights, Abbott Laboratories, and we are continuing to investigate other licensing arrangements covering our BladderChek Tests. We do not know whether we will be successful in securing licenses or waivers from all third parties that may claim rights to point of care device technology. If we are required to obtain additional licenses, we can not currently estimate the extent of any liabilities we may incur or whether future profit margins will be significantly affected by the arrangements we may negotiate.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     This Quarterly Report on Form 10-Q, our other reports and communications to our security holders, as well as oral statements made by our officers or agents may contain forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements may relate to, among other things, our future revenue, operating income and the plans and objectives of management. In particular, certain statements contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” including “Factors That May Affect Future Results” constitute forward-looking statements. Actual events or results may differ materially from those stated in any forward-looking statement. Factors that may cause such differences are discussed below and in our other reports filed with the SEC.
Overview
     Currently, our most important sources of revenue and revenue growth are our NMP22 products (particularly our NMP22 BladderChek Test) developed by our scientists and based upon our proprietary NMP technology. While we generally expect revenue growth in our NMP22 product line, we do not expect that quarter-over-quarter sales will always increase or that the rate of increase will remain constant. We continue to distribute allergy and other diagnostic products for a variety of third parties in Europe, but revenues from these products have generally been decreasing as a percentage of our revenues and may decrease more rapidly after our distribution arrangement with one supplier ends on September 30, 2005.
     Selling, general and administrative expenses, or SG&A, continue to increase as a result of the higher costs needed to support the direct distribution of the NMP22 BladderChek Tests. The increased selling expenditures have increased our losses in the short term (see “Results of Operations” below), but our goal is to generate sufficient additional gross profit from sales growth to cover our increased selling expenses and achieve our goal of profitability. In addition, because the financial future of Matritech is so closely related to increasing the sales of NMP22 BladderChek Tests, we are taking steps to ensure we can meet anticipated demand for these devices in the future.
     We are continuing our collaboration with Sysmex Corporation, a leading manufacturer of automated laboratory instruments based in Kobe, Japan, in the field of cervical sample testing. We are also continuing the development of our core diagnostic technology in breast cancer. We measure our progress in such programs by achievements such as entering into new strategic partnerships or alliances (see “Agreements” below), obtaining positive clinical trial results (see “Products”), and ultimately securing regulatory approvals such as the four FDA approvals for NMP22 products and the two Japanese Ministry of Health, Labor and Welfare approvals for such products. If we can successfully leverage our strategic partnerships, we expect to meet our goal of limiting the increase in our own annual research and development expenditures to less than 20% per year over the next few years. Research and development expenditures were 2% higher in the second quarter of 2005 than for the same period in 2004 and were 2% higher for the first six months of 2005 than for the same period in 2004.
     We have been unprofitable since inception and expect to incur significant additional operating losses for at least the next few years. For the period from inception to June 30, 2005, we incurred a cumulative net loss of approximately $94 million. To provide funds to support our new direct sales force and our ongoing research and development efforts, we raised additional capital in 2004 and in March 2005 as we have in past years. We expect to need to raise additional funds by March 31, 2006. A failure to adequately finance the Company could have a material adverse impact on our ability to achieve our objectives. Success in raising capital to fund the cost of these product distribution and development programs is an important element of our strategy.
Results of Operations
  Quarter Ended June 30, 2004 (“Q2 2004”) Compared with Quarter Ended June 30, 2005 (“Q2 2005”)
Revenues

	Q2 2004	Q2 2005	$ Change	% Change
Product Sales (net of allowances):
NMP22 BladderChek Test Sales	$904,000	$1,862,000	$958,000	106%
NMP22 Lab Test Kit Sales	234,000	187,000	(47,000)	(20%)
Other Product Sales	494,000	570,000	76,000	15%

Total Product Sales	1,632,000	2,619,000	987,000	60%

Alliance and Collaboration Revenue	50,000	25,000	(25,000)	(50%)

Total Revenue	$1,682,000	$2,644,000	$962,000	57%

     The increase in revenue from our NMP22 product line is due to a $875,000 sales increase, primarily in the U.S. and Germany, and a $36,000 favorable exchange rate impact. BladderChek Test sales accounted for approximately 91% of sales in the NMP22 product line in the second quarter of 2005, compared to 79% in the second quarter of 2004. The BladderChek Test sales growth is the result of expanding our direct-to-the-doctor sales staff in the U.S., continuing our direct-to-the-doctor selling activity in Germany and obtaining additional reimbursement coverage by health plan insurance payors throughout the United States. We include in the category of Lab Test Kit sales the sale by Diagnostic Products Corporation (“DPC”) in Germany of a fully automated laboratory test incorporating our NMP22 technology that DPC manufactures for use on its automated laboratory analyzers.
     The increase in revenue from our non-NMP22 products is due to a $60,000 sales increase in our allergy product line as well as a favorable exchange rate impact. If we do not replace our principal supplier of our allergy product line, our Other Product Sales could be as much as 60% less than in previously reported quarters.
     Alliance and collaboration revenue decreased by $25,000 principally because the amortization of prepaid marketing fees for a distribution agreement ended in 2004.
     During the second quarter of 2005 we sold approximately $80,000 of the BladderChek Test to distributors for which we did not have sufficient history to estimate returns. Accordingly, this amount is recorded as deferred revenue at June 30, 2005, and will be recognized as revenue when the distributor reports to us that it has either shipped or disposed of the devices (indicating that the possibility of return is remote), or when we are able to reasonably estimate and reserve for returns.
     When we have sufficient history to estimate product returns for a distributor, we recognize revenue when we ship BladderChek Tests to that distributor. During the second quarter of 2005 we sold approximately $61,000 of the BladderChek Test for which we did have sufficient history to estimate returns. As of June 30, 2005 our deferred product revenue balance totaling $253,000 includes approximately $203,000 of deferred BladderChek Test revenue for distributors for which we do not have sufficient history to estimate returns. The remaining balance is related to a distributor order which was prepaid but not yet shipped.
     Deferred revenue consists of the following:

	June 30, 2004	June 30, 2005	$ Change	% Change
Collaboration fees	$780,000	$735,000	$(45,000)	(6%)
Deferred product revenue	367,000	253,000	(114,000)	(31%)

	$1,147,000	$988,000	$(159,000)	(14%)

Cost of Product Sales

	Q2 2004	Q2 2005	$Change	% Change
Product Sales	$1,632,000	$2,619,000	$987,000	60%
Cost of Product Sales	646,000	777,000	131,000	20%

Gross Profit	$986,000	$1,842,000	$856,000	87%

Gross Profit Margin	60%	70%

     The decrease in cost of product sales on a percentage basis and the increase in our gross profit margin is largely the result of increased sales of higher margin NMP22 products worldwide as a percentage of total sales.
Research and Development and Clinical Expenses

	Q2 2004	Q2 2005	$ Change	% Change
Research and Development, Clinical and Regulatory Expenses	$690,000	$703,000	$13,000	2%
     Research and development, clinical and regulatory expenses increased slightly over the second quarter of 2004 primarily due to increased personnel costs.
Selling, General and Administrative Expenses

	Q2 2004	Q2 2005	$ Change	% Change
Gross Profit	$986,000	$1,842,000	$856,000	87%
Selling, General and Administrative Expenses	2,783,000	3,198,000	415,000	15%
SG&A as % of Gross Profit	282%	174%
     Selling, general and administrative expenses increased primarily due to a $241,000 increase in payroll costs resulting from increased headcount, mainly to support direct sales efforts described above, a $244,000 increase in sales-related marketing expenses and a $26,000 unfavorable foreign currency exchange rate impact on non-U.S. selling, general and administrative expenses.
     We believe that a decrease in our SG&A expenses as a percentage of our gross profit from 282% in the second quarter of 2004 to 174% in the second quarter of 2005 is a useful measure of our performance. During the remainder of the year, we expect gross profits to increase more rapidly than sales as our higher margin NMP22 products, including our Lab Test Kit and our BladderChek Test, become a larger percentage of our sales and the lower margin non-NMP22 products decrease as a percentage of sales. We also expect the growth in gross profits to exceed the growth in SG&A expenses, and that SG&A expenses as a percent of our gross profit should continue to decline.
Operating Loss

	Q2 2004	Q2 2005	$ Change	% Change
Operating Loss	$2,437,000	$2,035,000	$(402,000)	(16%)
     The operating loss decreased primarily due to increased selling, general and administrative expenses discussed above offset by higher gross profit.
Interest Income

	Q2 2004	Q2 2005	$ Change	% Change
Interest Income	$29,000	$42,000	$13,000	45%
            Interest income increased over the second quarter of 2004 due to higher interest rates.
Interest Expense

	Q2 2004	Q2 2005	$ Change	% Change
Interest Related to Convertible Debt:
Interest Paid (or to be Paid) in Stock	$120,000	$40,000	$(80,000)	(67%)
Non-Cash Charges to Interest Expense	691,000	564,000	(127,000)	(19%)

Total	811,000	604,000	(207,000)	(26%)

Interest Related to Other Debt:
Interest Paid in Cash	2,000	1,000	(1,000)	(50%)

Total Interest	$813,000	$605,000	$(208,000)	(26%)

     We completed a $5 million private placement of Convertible Debentures in March of 2003 and, subsequent to issuance, have recorded an additional $4.6 million of non-cash charges related to the Convertible Debentures which are being charged to our income statement through March 2006. As of June 30, 2005, approximately $4.2 million of the $5.0 million non-cash charges and deferred financing costs have been amortized and charged as interest expense and the remaining $.8 million will be amortized using the effective interest rate method over the remaining quarters through March 2006.
     The Convertible Debentures allow the interest and principal to be paid in common stock at a discount to valuation, but only if (i) we are not in default under the terms of the Convertible Debentures, (ii) there is an effective registration statement covering such shares, (iii) our common stock is listed on one of American Stock Exchange, New York Stock Exchange, Nasdaq National Market or Nasdaq SmallCap Market, (iv) we have provided proper notice of our election to make payments in stock and have made payment of all other amounts then due under the Convertible Debentures, (v) the issuance of such shares would not cause the holders to own more than 9.999% of the outstanding shares of our common stock, (vi) no public announcement of a change of control or other reclassification transaction has been made and (vii) we have sufficient authorized but unissued and unreserved shares to satisfy all share issuance obligations under the March 2003 financing. The first and second quarter 2005’s interest payments ($54,000 and $43,000, respectively) were made in stock and the 2005 monthly principal repayments of $192,000 each (totaling $1,154,000 at June 30, 2005) were made in stock and, unless a default occurs, the remaining payments scheduled for both interest and principal are expected to be made in stock.
     Non-Cash Charges to Interest Expense consisted of:
•	$32,000 of amortized deferred financing costs, which contributed to reducing the original $475,000 balance of deferred financing costs to $47,000 at June 30, 2005;

•	$33,000 of non-cash charges to record the discount to valuation incurred when making the principal and interest repayments in stock rather than cash;

•	$499,000 of amortized debt discount, which contributed to reducing the $4,558,000 of debt discount on our $5,000,000 note to $781,000 at June 30, 2005. This debt discount comprises the following: the fair value allocated to the warrants issued in conjunction with the convertible debt, the charge to account for the beneficial conversion feature recorded at the date the debt was entered into, and additional charges to account for the beneficial conversion feature recorded in the fourth quarter of 2003, the first quarter of 2004 and the first quarter of 2005 as a result of the triggering of the anti-dilution provisions.
     The following table demonstrates the accounting for the Convertible Debentures and related discounts during 2003, 2004 and 2005 and the resulting balance at June 30, 2005.

Value of
Debentures
Original Value of Debt	$5,000,000
Discounts Recorded in 2003	(2,777,000)
2003 Amortization of Discounts	644,000

Carrying Value of Debt at 12/31/2003	$2,867,000

Discounts Recorded in 2004	(1,339,000)
2004 Amortization of Discounts	2,150,000
Payment in Stock	(1,923,000)

Carrying Value of Debt at 12/31/2004	$1,755,000

Discounts Recorded in 2005	(442,000)
2005 Amortization of Discounts	983,000
Payment in Stock	(1,154,000)

Carrying Value of Debt at 6/30/05	$1,142,000

     None of the types of activities listed in the above table is expected to affect our cash balances unless we are unable to use our common stock to make principal and interest payments. Using our common stock for the above activities will result in additional dilution. See “Factors That May Affect Future Results — We have substantially increased our indebtedness and may not be able to meet our payment obligation.”
Mark-to-market adjustment from warrants

	Q2 2004	Q2 2005	$ Change	% Change
Mark-to-market Adjustment From Warrants	—	$1,213,000	$1,213,000	100%
     Mark-to-market adjustment from warrants represents the net decrease in fair value of the 2005 Warrants we issued in connection with our Series A Preferred Stock issuance in March, 2005.
Net Loss

	Q2 2004	Q2 2005	$ Change	% Change
Net Loss	$3,221,000	$1,384,000	$(1,837,000)	(57%)
     The net loss decreased primarily due to increased selling, general and administrative expenses offset by the increase in revenues and mark-to-market adjustment from warrants.
Six Months Ended June 30, 2004 Compared with Six Months Ended June 30, 2005
Revenues

	Six Months Ended	Six Months Ended	$ Change	% Change
	June 30, 2004	June 30, 2005
Product Sales (net of allowances):
NMP22 BladderChek Test Sales	$1,638,000	$3,339,000	$1,701,00	104%
NMP22 Lab Test Kit Sales	429,000	376,000	(53,000)	(12%)
Other Product Sales	951,000	1,048,000	97,000	10%

Total Product Sales	3,018,000	4,763,000	1,745,000	58%

Alliance and Collaboration Revenue	98,000	55,000	(43,000)	(44%)

Total Revenue	$3,116,000	$4,818,000	$1,702,000	55%

     The increase in revenue from our NMP22 product line is due to a $ 1,571,000 sales increase, primarily in the U.S. and Germany, and a $77,000 favorable exchange rate impact. BladderChek Test sales accounted for approximately 90% of sales in the NMP22 product line in the first half of 2005, compared to 79% in the first half of 2004. The BladderChek Test sales growth is the result of expanding our direct-to-the-doctor sales staff in the U.S., continuing our direct-to-the-doctor selling activity in Germany and obtaining additional reimbursement coverage by health plan insurance payors throughout the United States. We include in the category of Lab Test Kit sales the sale by Diagnostic Products Corporation (“DPC”) in Germany of a fully automated laboratory test incorporating our NMP22 technology that DPC manufactures for use on its automated laboratory analyzers.
     The increase in revenue from our non-NMP22 products is due to a $68,000 sales increase in our allergy product line as well as a favorable exchange rate impact. If we do not replace our principal supplier of our allergy product line, our Other Product Sales could be as much as 60% less than in previously reported quarters.
     Alliance and collaboration revenue decreased by $43,000 principally because the amortization of prepaid marketing fees for a distribution agreement ended in 2004.
     During the first half of 2005 we sold approximately $115,000 of the BladderChek Test to distributors for which we did not have sufficient history to estimate returns. Accordingly, this amount is recorded as deferred revenue at June 30, 2005, and will be recognized as revenue when the distributor reports to us that it has either shipped or disposed of the devices (indicating that the possibility of return is remote), or when we are able to reasonably estimate and reserve for returns.
     When we have sufficient history to estimate product returns for a distributor, we recognize revenue when we ship BladderChek Tests to that distributor. During the first half of 2005 we sold approximately $131,000 of the BladderChek Test for which we did have sufficient history to estimate returns. As of June 30, 2005 our deferred product revenue balance totaling $253,000 includes approximately $203,000 of deferred BladderChek Test revenue for distributors for which we do not have sufficient history to estimate returns. The remaining balance is related to a distributor order which was prepaid but not yet shipped.
     Deferred revenue consists of the following:

	June 30, 2004	June 30, 2005	$ Change	% Change
Collaboration fees	$780,000	$735,000	$(45,000)	(6%)
Deferred product revenue	367,000	253,000	(114,000)	(31%)

	$1,147,000	$988,000	$(159,000)	(14%)

Cost of Product Sales

	Six Months Ended	Six Months Ended	$ Change	% Change
	June 30, 2004	June 30, 2005
Product Sales	$3,018,000	$4,762,000	$1,744,000	58%
Cost of Product Sales	1,185,000	1,495,000	310,000	26%

Gross Profit	$1,833,000	$3,267,000	$1,434,000	78%

Gross Profit Margin	61%	69%
     The decrease in cost of product sales on a percentage basis and the increase in our gross profit margin is largely the result of increased sales of higher margin NMP22 products worldwide as a percentage of total sales.
Research and Development and Clinical Expenses

	Six Months Ended	Six Months Ended	$ Change	% Change
	June 30, 2004	June 30, 2005
Research and Development, Clinical and Regulatory Expenses	$1,406,000	$1,433,000	$27,000	2%
     Research and development, clinical and regulatory expenses increased slightly over the first half of 2004, primarily due to increased personnel costs.
Selling, General and Administrative Expenses

	Six Months Ended	Six Months Ended	$ Change	% Change
	June 30, 2004	June 30, 2005
Gross Profit	$1,833,000	$3,268,000	$1,435,000	78%
Selling, General and Administrative Expenses	5,052,000	6,090,000	1,038,000	21%
SG&A as % of Gross Profit	276%	186%
     Selling, general and administrative expenses increased primarily due to a $494,000 increase in payroll costs resulting from increased headcount, mainly to support direct sales efforts described above, a $563,000 increase in sales-related marketing expenses and a $62,000 unfavorable foreign currency exchange rate impact on non-U.S. selling, general and administrative expenses.
     We believe that a decrease in our SG&A expenses as a percentage of our gross profit from 276% in the first half of 2004 to 186% in the first half of 2005 is a useful measure of our performance. During the remainder of the year, we expect gross profits to increase more rapidly than sales as our higher margin NMP22 products, including our Lab Test Kit and our BladderChek Test, become a larger percentage of our sales and the lower margin non-NMP22 products decrease as a percentage of sales. We also expect the growth in gross profits to exceed the growth in SG&A expenses, and that SG&A expenses as a percent of our gross profit should continue to decline.
Operating Loss

	Six Months Ended	Six Months Ended	$ Change	% Change
	June 30, 2004	June 30, 2005
Operating Loss	$4,527,000	$4,200,000	$(327,000)	(7%)

     The operating loss decreased primarily due to increased selling, general and administrative expenses discussed above offset by higher gross profit.
Interest Income

	Six Months Ended	Six Months Ended	$ Change	% Change
	June 30, 2004	June 30, 2005
Interest Income	$49,000	$69,000	$20,000	41%
     Interest income increased over the first half of 2004 due to higher interest rates.
Interest Expense

	Six Months Ended	Six Months Ended	$ Change	% Change
	June 30, 2004	June 30, 2005
Interest Related to Convertible Debt:
Interest Paid (or to be Paid) in Stock	$219,000	$90,000	$(129,000)	(59%)
Non-Cash Charges to Interest Expense	1,210,000	1,185,000	(25,000)	(2%)

Total	$1,429,000	$1,275,000	$(154,000)	(11%)

Interest Related to Other Debt:
Interest Paid in Cash	$6,000	$1,000	$(5,000)	(83%)

Total Interest	$1,435,000	$1,276,000	$(159,000)	(11%)

Interest expense decreased in 2005 due to the factors described in the three month period above.
Non-Cash Charges to Interest Expense consisted of:
•	$71,000 of amortized deferred financing costs, which contributed to reducing the original $475,000 balance of deferred financing costs to $47,000 at June 30, 2005;

•	$130,000 of non-cash charges to record the discount to valuation incurred when making the principal and interest repayments in stock rather than cash;

•	$983,000 of amortized debt discount, which contributed to reducing the $4,558,000 of debt discount on our $5,000,000 note to $781,000 at June 30, 2005. This debt discount comprises the following: the fair value allocated to the warrants issued in conjunction with the convertible debt, the charge to account for the beneficial conversion feature recorded at the date the debt was entered into, and additional charges to account for the beneficial conversion feature recorded in the fourth quarter of 2003, the first quarter of 2004 and the first quarter of 2005 as a result of the triggering of the anti-dilution provisions.
Mark-to-market adjustment from warrants

	Six Months Ended	Six Months Ended	$ Change	% Change
	June 30, 2004	June 30, 2005
Mark-to-market Adjustment From Warrants	—	$1,927,000	$1,927,000	100%
     Mark-to-market adjustment from warrants represents the net decrease in fair value of the 2005 Warrants we issued in connection with our Series A Preferred Stock issuance in March, 2005. Transaction costs of $377,000 were allocated to the warrants and expensed upon closing of the transaction, offsetting subsequent mark-to-market warrant adjustments.
Net Loss

	Six Months Ended	Six Months Ended	$ Change	% Change
	June 30, 2004	June 30, 2005
Net Loss	$5,914,000	$3,479,000	$(2,435,000)	(41%)
Net Loss Attributable to Common Shareholders	$5,914,000	$5,107,000	$(807,000)	(14%)

     The net loss decreased primarily due to increased selling, general and administrative expenses offset by the increase in revenues and mark-to-market adjustment from warrants. The net loss attributable to common shareholders decreased primarily due to the increase in revenues and mark-to-market adjustment from warrants offset by increased selling, general and administrative expenses and the Series A Preferred Stock dividend arising from the beneficial conversion feature charge associated with this preferred stock. The amount of the beneficial conversion feature was immediately accreted as a deemed dividend for the Series A Preferred Stock on the date of issuance since the preferred stock is immediately convertible. The deemed dividends have been reflected as an adjustment to net loss attributable to common shareholders on our Consolidated Statements of Operations.
Liquidity and Capital Resources
     Our operating activities used cash in the first half of 2004 and 2005 primarily to fund our Net Losses excluding non-cash charges. The non-cash charges comprise depreciation and amortization expenses, amortization of debt discounts and deferred charges related to our convertible debt offset by mark-to-market adjustments related to the warrants issued in our Series A Preferred Stock financing.
Summary Cash Flow

	Six Months	Six Months
	Ended	Ended
	June 30, 2004	June 30, 2005

Net Loss	$(5,913,000)	$(3,479,000)
Non-cash Charges	1,541,000	(525,000)
Changes in Assets and Liabilities	391,000	(464,000)

Net Operating Uses	(3,981,000)	(4,468,000)
Net Investment Uses	(121,000)	(118,000)
Net Financing Sources	5,567,000	5,288,000
Foreign exchange effect	(16,000)	(28,000)

Change in cash and cash equivalents	$1,449,000	$674,000

     We expect that the Days Sales Outstanding (“DSO”) is likely to be higher in the future than the 45 days measured at June 30, 2005. We expect U.S. direct-to-physician revenues as a percentage of total revenues to increase and, since our DSO on US direct-to-physician sales was 67 days, we expect our average DSO to increase as US sales become a larger percent of our total. The comparable measurement at June 30, 2004 was 46 days.
     We will, as we deem necessary or prudent, continue to seek to raise additional capital and will consider various financing alternatives, including equity or debt financings convertible into equity and corporate partnering arrangements. We expect to need to raise additional funds by March 31, 2006. Our Convertible Debenture has a prohibition against any debt having a ranking senior to the Convertible Debenture. In addition, after the Convertible Debenture is retired we will still face constraints imposed by our Series A Preferred Stock, including limitations on incurring indebtedness in excess of $2,000,000 except in limited forms.
     If we raise funds on unfavorable terms, we may provide rights and preferences to new investors which are not available to current shareholders or debt holders. For example, the Convertible Debenture financing granted the holders anti-dilution rights which had not previously been granted to any other equity or warrant holder. When we completed our financing in March, 2005, the conversion price of the debentures was adjusted downward from $1.51 to $.99 which resulted in 869,623 shares of additional dilution or about 1% of the fully diluted stock on an “if converted” basis in the table below. Future sales of common stock below $.99 could result in additional dilution for which we would receive no additional consideration. Our Series A Preferred Stock also provides anti-dilution protection to the holders of Preferred Stock. See “Financings”.
     Any future equity financings will dilute the ownership interest of our existing investors and may have an adverse impact on the price of our common stock. As of June 30, 2005, our fully diluted if converted common shares were:

Common stock outstanding	44,708,000
Stock reserved for converting debentures	1,943,000
Stock reserved for warrant exercises	10,413,000

Stock reserved for outstanding stock options	3,052,000
Stock reserved for Series A Preferred Stock	6,436,000

Total	66,552,000

     The above table includes shares for converting the Convertible Debentures and the Series A Preferred Stock. We plan to use our common stock to pay interest on the debenture and to redeem the debenture if it is not converted, and such use of our common stock will result in further dilution, particularly if our share price declines significantly. The above chart also does not include any additional shares we may be required to issue if we engage in a financing transaction which is deemed to be a dilutive issuance under the terms of our Convertible Debenture or the Series A Preferred Stock.
     Since our authorized common stock is 90 million shares, if our shareholders do not authorize additional stock when requested, we may be unable to issue adequate amounts of additional equity to finance our operations appropriately.
     Financings
     On March 4, 2005, we entered into a purchase agreement (the “Purchase Agreement”) which provided for the sale through a Private Placement of an aggregate of 1,426,124 shares of our Series A Convertible Preferred Stock, par value $1.00 per share (the “Series A Preferred Stock”) and the issuance to the investors of warrants to purchase 4,991,434 shares of our common stock at a price of $1.47 per share (the “2005 Warrants”). The Purchase Agreement provided for two closings (the “First Closing” and the “Second Closing”) because we could not issue all shares of the Series A Preferred Stock that we agreed to sell without obtaining stockholder approval because the resulting Conversion Shares would exceed 20% of our outstanding common stock. On March 4, 2005, we completed the First Closing which consisted of 670,272 shares of Series A Preferred Stock and the 2005 Warrants to purchase 4,991,434 shares of our common stock, for an aggregate consideration of $5,898,394 (before cash commissions and expenses of approximately $573,000). In addition, we issued warrants to a placement agent for a total of 656,920 shares of common stock (with a value of approximately $562,000). Both the 2005 Warrants and the placement agent warrants (collectively the “Warrants”) have an exercise price of $1.47 per share, become exercisable on September 5, 2005 and expire on March 4, 2010.
     On June 20, 2005, we entered into a Mutual Termination and Release Agreement with the investors who were parties to the Purchase Agreement to terminate the obligations of all parties to consummate and complete the Second Closing. Accordingly, no additional shares of Series A Preferred Stock or warrants to purchase shares of our common stock will be issued in this Private Placement.
     Each share of Series A Preferred Stock is convertible into ten shares of our common stock (the “Conversion Shares”). Both the Series A Preferred Stock and the Warrants have anti-dilution provisions. This means that if we issue any shares (subject to limited exceptions) at a price that is less than the conversion price of the Series A Preferred Stock ($.88 per common stock share) in the case of the Preferred Stock or less than the exercise price ($1.47 per common stock shares) in the case of the Warrants (a “Dilutive Issuance”), the conversion price of the Series A Preferred Stock or the exercise price of the Warrants, as applicable, will be adjusted downwards. There is a floor on the new conversion price and the new exercise price that could result from a Dilutive Issuance, in the case of the Preferred Stock a conversion price floor of $.70 and in the case of the Warrants an exercise price floor of $1.34. The 670,272 shares of Series A Preferred Stock issued on March 4, 2005 would convert into 8,426,263 shares of our common stock if a Dilutive Issuance were consummated at $.70 per share. As and to the extent that holders of Series A Preferred Stock convert their shares to common stock prior to a Dilutive Issuance, this number decreases. The holders of Series A Preferred Stock are entitled to 6.56 votes for each share of Series A Preferred Stock held by them. The holders of Series A Preferred Stock shall vote together with the holders of common stock, except when our Certificate of Designations or Delaware law provide for a separate class vote.
     The holders of Series A Preferred Stock are entitled to a liquidation preference and have the benefit of covenants of the Company not to liquidate, merge, sell control or substantially all its assets, or amend the charter in any way adverse to the holders. We are obligated not to issue other capital stock that would be senior to or on a parity with the Series A Preferred Stock as to dividends or upon liquidation, not to incur indebtedness in excess of $2,000,000 except in limited forms, and not to enter into or consummate a transaction which would result in the holders of all the voting power of our outstanding capital stock having less than a majority of voting power of a surviving entity after a merger, consolidation, share exchange or sale. Some of the holders of the Series A Preferred Stock may have the right to participate in subsequent financings completed on or before December 20, 2006. We are further required to reserve sufficient shares of common stock for issuance of the Conversion Shares and the Warrant Shares and to use commercially reasonable efforts to continue the listing and trading of such common shares with the American Stock Exchange or another national stock exchange or stock market.

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
     As part of the Private Placement, we entered into a Registration Rights Agreement committing to timely file a registration statement covering the resale of the Conversion Shares and the shares for which the 2005 Warrants may be exercised (the “Warrant Shares”). If we failed to timely file a registration statement, if the registration statement was not declared effective within certain time limits or if the registration statement does not remain effective, we would be obligated to pay liquidated damages in an amount equal to 1.5% of the consideration paid for the Series A Preferred Stock for each thirty day period during which the failure persists. In accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled in a Company’s Own Stock, (“EITF 00-19”), a transaction which includes a potential for net cash settlement, including liquidated damages, requires that derivative financial instruments, including warrants, be recorded at fair value as a liability and that subsequent changes in fair value be reflected in the statement of operations. We concluded that the Registration Rights Agreement liquidated damages provision applicable to the Warrant Shares met the definition of net cash settlement under EITF 00-19. In accordance with EITF 00-19, the fair value of the warrants of $ 4,271,000 was accounted for as a liability at March 4, the date of the First Closing, and the subsequent changes in the fair value of the 2005 Warrants were reflected on our Consolidated Statement of Operations as mark-to-market warrant adjustments. Transaction costs of $377,000 were allocated to the warrants and expensed upon closing of the transaction, offsetting subsequent mark-to-market warrant adjustments.
     On April 18, 2005, we amended the Registration Rights Agreement to eliminate any liquidated damage provision with respect to a failure to maintain the effectiveness of a registration statement covering resale of the Warrant Shares. On May 9, 2005 the registration statement covering resale of the Warrant Shares became effective and the 2005 Warrants were reclassified as equity because there is no future potential for a net cash settlement with regard to the 2005 Warrants. The resulting mark-to-market adjustments (approximately $1,213,000) and the reclassification of the 2005 Warrants are presented in our financial statements for the quarter ending June 30, 2005.
     This sale has been deemed to be a dilutive issuance under the terms of our Convertible Debentures and our March 2003 Warrants. As a result, as of March 4, 2005, the Convertible Debentures became currently exercisable into 2,525,253 shares of our common stock at a price of $.99 per share, representing a current increase of 869,623 shares from the conversion terms of the Debentures at December 31, 2004, and the March 2003 Warrants became exercisable to purchase shares of our common stock at a price of $.88 per share. We have calculated an additional beneficial conversion charge totaling approximately $442,000 which was recorded as a debt discount in the first quarter of 2005 and is being amortized over the remaining life of the Debentures.
     During the quarter ended June 30, 2005, 26,704 shares of Series A Preferred Stock were converted into common stock. At June 30, 2005, 643,568 shares of Series A Preferred Stock remained outstanding.
     We have no material capital expenditure commitments.
Off Balance Sheet Arrangements
     Currently, we have no off balance sheet arrangements.
Critical Accounting Policies and Estimates

     These financial statements have been prepared in conformity with accounting principles generally accepted in the United States. Preparation of these statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these financial statements. A summary of our significant accounting policies and a description of accounting policies that are considered critical are contained in our 2004 Annual Report on Form 10-K, filed on March 14, 2005 in the Notes to Consolidated Financial Statements, Note 1 and the Critical Accounting Policies section.
Research and Development
     We are engaged in the research, production and marketing of cancer diagnostic technologies. All of our research and development expenditures, whether conducted by our own staff or by external scientists on our behalf and at our expense, are recorded as expenses as incurred and amounted to approximately $46.8 million for the period since our inception in October of 1987 through June 30, 2005. Research and development expenses include the salaries and related overhead of our research personnel, laboratory supplies, payments to third parties to help us execute clinical trials, depreciation of research related equipment, legal expenses related to filing and prosecuting patents, other direct expenses and an allocation of our occupancy and related expenses based on the square footage occupied by our research and development staff and their laboratories.
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
     Development Programs
     The table below summarizes our development programs, including stage of development and current FDA status.

Program	Technology	Clinical	Stage of	FDA Review	Principal FDA Approved	Major Commercialization
	Format	Application	Development	Status	Competitive Products (1)	Arrangements (2) (3)

NMP22 Bladder	Lab Test Kit	Monitoring	Commercialized	Approved	BTA Trak UroVysion	(1) Matritech direct marketing – U.S. and Germany
(2) Wampole Laboratories — U.S. — Distributor
(3) Diagnostic Products Corporation — Europe — Automated Kit Manufacturer and Distributor
(4) Konica Minolta — Japan — Distributor

NMP22 Bladder	Lab Test Kit	Diagnosis	Commercialized	Approved	UroVysion	(1) Matritech direct marketing – U.S. and Germany
(2) Wampole Laboratories — U.S. — Distributor
(3) Diagnostic Products Corporation — Europe — Automated Kit Manufacturer and Distributor
(4) Konica Minolta — Japan — Distributor

NMP22 Bladder	Point Of Care Test	Monitoring	Commercialized	Cleared	BTA Stat	(1) Matritech direct marketing – U.S. and Germany

NMP22 Bladder	Point Of Care Test	Diagnosis	Commercialized	Approved	None	(1) Matritech direct marketing – U.S. and Germany

NMP179 Cervical	Automated Cellular Analysis System	Screening	Licensee Sysmex is conducting further pre-clinical trials	Not yet submitted	TriPath Cytyc	(1) Sysmex — World — Manufacturer and Marketer for Non- Slide-Based System

Program	Technology	Clinical	Stage of	FDA Review	Principal FDA Approved	Major Commercialization
	Format	Application	Development	Status	Competitive Products (1)	Arrangements (2)

NMP66 Breast	To be determined	Not Determined	Research and Development	Not yet submitted	Mammography, TRUQUANT®BR RIA CA27.29, CA15.3	(1) Mitsubishi Kagaku Iastron, Inc. (“MKI”) — Japan

NMP48 Prostate	To be determined	Not Determined	Deferred	Not yet submitted	PSA

NMP35 Colon	None yet	Not Determined	Inactive	Not yet submitted	CEA, CA19.9

1	Each of the products listed as competitive to our NMP products may compete for use in each indication for our NMP products, not simply those specifically listed in a category. Those listed for each category represent the competitive products most directly comparable in technology or approach for the given indication.

2	Other distributors not listed under major commercialization arrangements have not paid upfront fees in excess of $50,000, have not produced cumulative revenues in excess of $500,000 and do not have rights other than those of a conventional distributor.

3	We terminated our Product Supply and Marketing Agreement with Diagnostic Products Corporation effective December 31, 2005.
     Spending on Research and Development Projects. Total research and development spending in the second quarter of 2005 was approximately $703,000. We expect research and development expenditures to be less than $3.2 million in 2005 and to be devoted to our various programs as discussed below.
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
     NMP179 — Cervical. Discovery research on this product was completed prior to 2000 and our expenditures in 2005 have been principally for technical support of the licensing activity. Substantially all future costs to support additional research and development of this product are expected to be paid for by Sysmex Corporation. During Q1 2005 in furtherance of our collaboration with Sysmex, we purchased $60,000 of specimens for cervical cancer testing. We expect to sell these specimens to Sysmex. If we incur any additional costs in connection with this program, we expect such costs to be aimed at licensing this technology to a company with a slide-based cervical cancer detection system.
     Breast Cancer. Over the next two years, research and development funds will be spent principally to develop products and services for breast cancer, particularly to further develop our ligand binding based technology for Lab Test Kits and/or Point Of Care Tests and/or services based on mass spectometry.
     Prostate Cancer. Over the next two years, we intend to devote research and development resources to our prostate cancer program if the NMP66 program does not require all our research and development resources. Because of uncertainties of when we will more actively pursue our prostate cancer program, we cannot reasonably estimate the likelihood or timeframe for reaching commercialization goals set forth in the table above.
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

     We have incurred operating losses since we began operations in 1987. These losses have resulted principally from costs incurred in research and development and from selling, general and administrative costs associated with our market development and selling efforts. Our accumulated deficit from inception through June 30, 2005 is $93,601,000. Our product sales and net losses for each of the past three fiscal years and the first 6 months of 2005 have been:

	2002	2003	2004	1st half 2005
Product Sales	$3,094,000	$4,018,000	$7,275,000	$4,762,000
Net Losses	$8,278,000	$7,878,000	$11,123,000	$3,479,000
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
     We do not currently generate revenues sufficient to operate our business at breakeven and do not believe we will do so in the foreseeable future. In our fiscal quarter ended June 30, 2005, we had a net loss of $1.4 million, and as of June 30, 2005, we only had $5.6 million of cash and cash equivalents. As a result, we must rely on our ability to raise capital from outside sources in order to continue operations in the long-term. In March, 2003 we completed a sale of Convertible Debentures and accompanying warrants. In October and November 2003 we completed a sale of common stock and accompanying warrants. In March 2004 we completed a sale of common stock and accompanying warrants. In March 2005 we completed a sale of convertible preferred stock and accompanying warrants for common stock. We will, as we deem necessary or prudent, continue to seek to raise additional capital through various financing alternatives, including equity or debt financings and corporate partnering arrangements. However, we may not be able to raise needed capital on terms that are acceptable to us, or at all.
     The terms of our 2003 sales of Convertible Debentures and our 2005 Private Placement of Series A Preferred Stock greatly restrict our ability to raise capital. Under the terms of our Convertible Debenture financing, we are prohibited from entering into obligations that are senior to the debentures. Under the terms of our Series A Preferred Stock, we are prohibited from issuing senior equity securities or incurring indebtedness in excess of $2,000,000 except in limited forms. These provisions may severely limit our ability to attract new investors and raise additional financing on acceptable terms. In addition, in order to attract such new investors and obtain additional capital, we may be forced to provide rights and preferences to new investors which are not available to current shareholders.
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
     As a result of the 2003 sale of Convertible Debentures, we substantially increased our indebtedness from approximately $475,000 at the end of 2002 to approximately $1.9 million as of June 30, 2005. The fair value of the Convertible Debentures at June 30, 2005 as estimated by management is approximately $1.9 million. The $1.1 million carrying value in the Company’s financial statements at June 30, 2005 reflects discounts related to beneficial conversion charges calculated in accordance with EITF Issue No. 00-27.
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
     Matritech GmbH, our European subsidiary, accounted for approximately 59% of our product sales for the fiscal quarter ended June 30, 2005. Accounts of our European subsidiary are maintained in euros and are translated into U.S. dollars. To the extent that foreign currency exchange rates fluctuate in the future, we may be exposed to significant financial variability, both favorable and unfavorable. During the second quarter of 2005, exchange rate fluctuations were favorable as indicated in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” However, rate changes in the future may lead to unfavorable results.
     In addition, although we have integrated the operations of this subsidiary since its acquisition in June 2000, we still must coordinate geographically separate organizations, manage personnel with disparate business backgrounds and conduct business in a different regulatory and corporate culture. It remains to be seen whether the use of this subsidiary to spearhead the marketing effort of our products in Europe outside of Germany will be successful in the long term.
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
     Sales of products directly to physicians may result in larger accounts receivable and longer collection cycles than sales to distributors and may increase the risk that accounts receivable will not be collected. Carrying larger accounts receivable balances and assuming greater collection risk may also increase our financing requirements. We do not expect our Days Sales Outstanding to remain at 45 days, the measurement calculated from our June 30, 2005 financial results.
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
     Although we are not aware of any other company selling FDA-approved diagnostic or therapeutic products which incorporate nuclear matrix protein technology, competition in the development and marketing of cancer diagnostics and therapeutics, using a variety of technologies, is intense. Many pharmaceutical companies, biotechnology companies, public and private universities and research organizations actively engage in the research and development of cancer diagnostic products. Many of these organizations have greater financial, manufacturing, marketing and human resources than we do.
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
     Even if we obtain FDA approval for a product in the U.S., there is no assurance that we will receive similar approvals from national healthcare product regulatory authorities in other countries. If we obtain such approvals in other countries, reimbursement levels could be so low that it would put pressure on us to reduce our prices. Such low reimbursement would make our products much less profitable and, in the extreme, could make it uneconomical for us and/or our distributor to sell the product at all in those countries. If such a low reimbursement were to occur in the United States or in Germany, it could substantially reduce our revenues and increase our losses. On the other hand, reimbursement approval, if provided in a lower but adequate amount, could potentially broaden the number of patients who could afford the product or service. We believe this has occurred in the United States as reimbursement has been obtained in most states. We expect that reimbursement approval will be obtained in some other countries where our products are sold, but do not believe reimbursement rates in all countries will be as favorable as in the U.S. Reimbursement approval for the BladderChek Test has not yet occurred in the principal countries of Asia (except in Japan) or in the principal countries of Europe (including Germany).
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
     We believe the future success of our business will also depend, in part, upon Sysmex Corporation developing a satisfactory Cellular Analysis System to be used to measure clinically useful cervical disease proteins. Even if Sysmex completes its product development efforts to its satisfaction, it is expected to face significant obstacles (including but not limited to those set forth in “Factors That May Affect Future Results – Successful technical development of our products does not guarantee successful commercialization.”) in developing a system which will be approved by the FDA (or similar regulatory authorities in other countries) and selling such systems to cervical cancer testing laboratories at a satisfactory price. Our success in cervical disease Cellular Analysis Systems is almost completely dependent on the success of Sysmex in utilizing our technology and on its ability to educate physicians, patients, insurers and its distributors about the medical utility of the new products. Even if Sysmex successfully educates the market, competing products may prevent Sysmex from gaining wide market acceptance of its products.
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
     Investors should not expect products that we commercialize to perform as well as preliminary discovery research results in the small numbers of samples reported by us. In large-scale clinical trials, such as those required by the FDA, we expect to encounter greater variability and risks including but not limited to:
•	obtaining acceptable specimens from patients and healthy individuals;

•	testing a much larger population of individuals than we tested in early discovery which will be likely to demonstrate the inherent biologic variability;

•	preparing the specimens properly for testing using lower cost, high throughput methods which might perform differently than those used in early discovery; and

•	developing an economic and reproducible test method for the substance to be measured.
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
     We believe the future success of our business will depend not only on the successful commercialization of our Lab Test Kits and BladderChek Tests, but may also depend in part upon developing a service business based on Proprietary Laboratory Procedures which would be custom designed to the instrumentation and techniques of a specific clinical laboratory to measure clinically useful proteins. We are currently working on development of such Proprietary Laboratory Procedures using our technologies for breast cancer, but we have no demonstrated success in this area. In addition, because we expect that use of our Proprietary Laboratory Procedures will likely be confined to a limited number of licensed clinical laboratories who would be expected to invest in the development and marketing of a lab testing service specific to their equipment, processes and personnel, the success of these procedures will be dependent upon acceptance by the applicable laboratories. Although we may complete our product development efforts to our satisfaction, we may not obtain the agreement and approval from our clinical lab partner that the technology works adequately in their laboratory environment or that it has the medical performance and information value that they originally expected. Because Proprietary Laboratory Procedures utilize technologies which are, by their nature, more operator-dependent than the technologies involved in products such as Lab Test Kits and BladderChek Tests, the risks regarding successful commercial acceptance are increased in this area.
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
     We currently manufacture our Lab Test Kits and package our BladderChek Tests in our Newton facility but we rely on subcontractors for certain components and processes for each of these products. We do not currently have alternative suppliers for certain key components and processes which are provided by some subcontractors. If the units or components from these suppliers or the services of these assemblers should become unavailable for any reason, including their failure to comply with FDA regulations, or should such suppliers or assemblers be unable to provide the quantity of products or services we require, we would need to seek alternative sources of supply or assembly. In order to maintain the FDA acceptance of our manufacturing process, we would have to demonstrate to the FDA that these alternative sources of supply are equivalent to our current sources. Although we attempt to maintain an adequate level of inventory to provide for these and other contingencies, if our manufacturing processes are disrupted because key components are unavailable, because new components must be revalidated or because an assembler fails to meet our requirements, we may be forced to modify our products to enable another subcontractor to meet our sales requirements or we may be required to cease production of such products altogether until we are able to establish an adequate replacement supplier. Disruptive changes such as these may make us unable to meet our sales commitments to customers. Our failure or delay in meeting our sales commitments could cause sales to decrease and market share to be lost permanently, and could result in significant expenses to obtain alternative sources of supply or assembly with the necessary facilities and know-how.
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
     During 2003, we received reports from customers that one of the products we sell through our German subsidiary failed to perform correctly and provided false readings on patients’ conditions. We believe the product performance problems have been addressed by the manufacturer of the products and that the manufacturer has accepted responsibility for defective products. We may face product liability and other claims if the manufacturer fails to satisfactorily address all issues raised by our customers and the patients affected. We terminated our obligations under a distribution agreement with this manufacturer effective September 30, 2005.
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
     We need to attract and retain highly qualified scientific, sales and management personnel. We have at any given time only about 75 employees. The loss of multiple members of our scientific staff or a number of outstanding performers of our sales staff, at the same time or within close proximity of each other, or the failure to recruit the necessary additional personnel when needed with specific qualifications and on acceptable terms, might impede our research and development efforts and/or our direct-to-the-urologist marketing strategy. We face intense competition for qualified personnel from other companies, research and academic institutions, government entities and other organizations.
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
     The market price of our common stock has historically been, and we expect it to continue to be, volatile. This price has ranged between $.61 and $1.46 in the fifty-two week period ended June 30, 2005. The stock market has from time to time experienced extreme price and volume fluctuations, particularly in the biotechnology sector, which have often been unrelated to the operating performance of particular companies. Factors such as announcements of technological innovations or new products by our competitors or disappointing results by third parties, as well as market conditions in our industry, may significantly influence the market price of our common stock. For example, in the past our stock price has been affected by announcements of clinical trial results and technical breakthroughs at other biotechnology companies. Our stock price has also been affected by our own public announcements regarding such things as quarterly sales and earnings, regulatory agency actions and corporate partnerships. Consequently, events both within and beyond our control may cause shares of our stock to lose their value rapidly.

     In addition, sales of a substantial number of shares of our common stock by stockholders could adversely affect the market price of our shares. In the second quarter of 2005, our shares had an average daily trading volume of only approximately 65,000 shares. In connection with our March 2005 private placement of Series A Preferred Stock and accompanying warrants, we filed a resale registration statement covering more than 14,000,000 shares of common stock for the benefit of our investors. In connection with our March 2004 private placement of common stock and accompanying warrants, we filed a resale registration statement covering up to 7,121,031 shares for the benefit of our investors. In 2003, we filed resale registration statements covering up to 5,371,332 shares for the benefit of our investors in connection with the sale of Convertible Debentures and accompanying warrants and an additional approximately 5,419,000 shares for the benefit of our investors in a private placement of common stock and accompanying warrants. We have also filed resale registration statements in connection with previous private placements. The actual or anticipated resale by such investors under these registration statements may depress the market price of our common stock. Bulk sales of shares of our common stock in a short period of time could also cause the market price for our shares to decline.
     Future financings will result in additional dilution of the ownership interest of our existing investors and may have an adverse impact on the price of our common stock.
     We will need to raise additional capital in the future to continue our operations. The primary source of the additional capital we raised from 2002 through the second quarter of 2005 has been equity and convertible debt, and we expect that equity-related instruments will continue to be our principal source of additional capital. In June 2004, our stockholders approved an increase in our authorized common stock from 60,000,000 to 90,000,000 shares. This approval provides us with greater flexibility in undertaking an additional financing without the expense and delay of obtaining stockholder approval other than as required by state law or American Stock Exchange requirements for the particular transaction. Any future equity financings will dilute the ownership interest of our existing investors and may have an adverse impact on the price of our common stock.
     In addition, the terms of the Convertible Debentures and our Series A Convertible Preferred Stock provide for anti-dilution adjustments. On October 15, 2003 and on November 6, 2003 we completed a sale of 3,893,295 shares of our common stock and warrants to purchase 1,362,651 shares of our common stock at a price of $2.45 per share for an aggregate consideration of $6,501,801 (before cash expenses of approximately $855,000). This sale was deemed to be a dilutive issuance under the terms of the Convertible Debentures and our March 2003 Warrants. On March 19, 2004 we completed a sale of 4,858,887 shares of our common stock and warrants to purchase 1,214,725 shares of our common stock at a price of $2.00 per share for an aggregate consideration of $6,559,500 (before cash expenses of approximately $713,000). This sale has also been deemed to be a dilutive issuance under the terms of the Convertible Debentures and our March 2003 Warrants. As a result, the Convertible Debentures became convertible into 3,183,902 shares of our common stock at a price of $1.51 per share, representing an increase of 612,944 shares from the conversion terms of the debenture immediately prior to the transaction.
     On March 4, 2005, we completed the sale of 670,272 shares of our Series A Preferred Stock and accompanying warrants to purchase 4,991,434 of our common stock at a price of $8.80 per share of Preferred Stock for an aggregate consideration of $5,898,394 (before cash expenses and commissions estimated to be approximately $573,000). Additional warrants were issued to a placement agent to purchase 656,920 shares of our common stock at $1.47 per share. Each share of the Series A Preferred Stock is convertible into ten shares of our common stock, resulting in a price per share of common stock in this transaction of $.88. This sale was deemed to be a dilutive issuance under the terms of the Convertible Debentures and our March 2003 Warrants. As a result, the Convertible Debentures became convertible into 2,525,253 shares of our common stock at a price of $.99 per share, representing an increase of 869,623 shares from the conversion terms of the Debenture immediately prior to the transaction. The exercise price of the March 2003 Warrants was also reduced to $.88 per share. If we do a future financing at a price less than $.88 per common share (the “New Base Price”), the conversion rate of the Convertible Debentures will be adjusted down to 112% of the New Base Price and additional shares of our common stock would be issuable upon such conversion. The terms of the March 2003 Warrants also provide for anti-dilution protection, so that the exercise price for such warrants would be adjusted down to the New Base Price in the event of a dilutive financing, or on a weighted-average basis if there are no longer any Convertible Debentures outstanding. The issuance of additional shares upon conversion of the Convertible Debentures would result in further dilution of the ownership interest of our other existing investors, and a decrease in the warrant exercise price may cause a decline in our stock price.
     The Series A Preferred Stock and the warrants issued in connection with the March 2005 transaction also have anti-dilution protection provisions which would result in the issuance of additional shares upon conversion of the Preferred Stock and in a reduction in the warrant price in the event of a subsequent dilutive financing. If we do a future financing at a price of less than $.88 per common share, the conversion price of our Series A Convertible Preferred Stock will be reduced to the new financing price per common share so long as it is not lower than $.70 per common share, the floor on the conversion price applicable to the Series A Convertible Preferred Stock. The exercise price of the warrants issued in connection with the March

2005 Private Placement of the Series A Convertible Preferred Stock will also be reduced in the event of a future financing at a price less than $1.47 per common share, but the new exercise price will not be less than the floor of $1.34 per share.
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
     We invest our cash in securities classified as cash and cash equivalents. At June 30, 2005, these securities totaled $5.6 million and included money market accounts. Changes in interest rates affect the investment income we earn on our investments and, therefore, impact our cash flows and results of operations. A hypothetical 50 basis point decrease in interest rates would result in a decrease in annual interest income and a corresponding increase in net loss of approximately $13,000 for the period ended June 30, 2005.
     Foreign Exchange. The financial statements of Matritech GmbH are translated in accordance with SFAS No. 52, Foreign Currency Translation. The functional currency of our foreign subsidiary is the local currency (euro), and accordingly, all assets and liabilities of the foreign subsidiary are translated using the exchange rate at the balance sheet date except for intercompany receivables which are of long-term-investment nature, and capital accounts which are translated at historical rates. Revenues and expenses are translated monthly at the average rate for the month. Adjustments resulting from the translation from the financial statements of the Matritech GmbH into U.S. dollars are excluded from the determination of net income and are accumulated in a separate component of stockholders’ equity. Foreign currency transaction gains and losses are reported in the accompanying consolidated statements of operations and are immaterial to the results of operations. We had sales denominated in foreign currency of approximately $1,556,000 and $2,889,000 respectively, for the three month and six month periods ended June 30, 2005.
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
PART II. OTHER INFORMATION
Item 6. Exhibits.

Exhibit No:	Description

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No:	Description
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MATRITECH, INC.

Date: August 9, 2005	By:	/s/ Stephen D. Chubb

Stephen D. Chubb
Director, Chairman and Chief Executive Officer
(principal executive officer)

Date: August 9, 2005	By:	/s/ Richard A. Sandberg

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