Form 10-Q
period 2005-09-30
MATRITECH INC/DE/
filed 2005-11-09
CIK 884847

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934:
For the quarterly period ended September 30, 2005
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
Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). ☐ Yes ☑ No
     Indiate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     As of November 7, 2005, there were 46,590,012 shares of the Registrant’s Common Stock outstanding.

MATRITECH, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
MATRITECH, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	December 31,	September 30,
	2004	2005

ASSETS
Current Assets:
Cash and cash equivalents	$4,906,178	$3,795,194
Accounts receivable less allowance of $85,123 in 2004 and $109,222 in 2005	884,057	1,476,893
Inventories	878,804	884,171
Prepaid expenses and other current assets	347,245	262,954

Total current assets	7,016,284	6,419,212

Property and equipment, net of accumulated depreciation of $2,343,673 in 2004 and $2,146,519 in 2005	914,577	860,394
Goodwill	132,615	132,615
Other assets	166,416	220,865
Receivable from related party	16,104	3,551

Total assets	$8,245,996	$7,636,637

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of notes payable	$13,534	$12,056
Current maturities of convertible debt	1,390,887	949,194
Accounts payable	475,342	520,591
Accrued expenses	1,570,588	1,591,432
Deferred revenue	386,188	237,716

Total current liabilities	3,836,539	3,310,989

Notes payable, less current maturities	13,534	6,028
Convertible debt, less current maturities	364,236	—
Deferred revenue	636,775	629,148
Other long term liabilities	—	121,379

Total liabilities	4,851,084	4,067,544

Commitments and Contingencies
Series A Convertible Preferred Stock, $1.00 par value
Authorized — 4,000,000 shares
Designated as Series A Convertible Preferred — 1,426,124 shares
Issued and oustanding — 0 shares in 2004 and 608,853 shares of Series A in 2005	—	785,068
Liquidation preference of $0 and $5,357,906 for Series A as of December 31, 2004 and September 30, 2005, respectively

	—	785,068

Stockholders’ Equity:
Common stock, $0.01 par value
Authorized—90,000,000 shares in 2004 and 2005
Issued and outstanding—43,014,543 shares in 2004 and 46,068,615 shares in 2005	430,145	460,685
Additional paid-in capital	92,944,400	98,015,264
Accumulated other comprehensive income	142,399	77,056
Accumulated deficit	(90,122,032)	(95,768,980)

Total stockholders’ equity	3,394,912	2,784,025

Total liabilities and stockholders’ equity	$8,245,996	$7,636,637

The accompanying notes are an integral part of these interim consolidated financial statements.

MATRITECH, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2005	2004	2005

Revenue:
Product sales, net of allowances	$1,874,988	$2,751,657	4,892,739	$7,513,864
Alliance and collaboration revenue	60,417	27,979	158,322	83,414

Total revenue	1,935,405	2,779,636	5,051,061	7,597,278
Expenses:
Cost of product sales	596,501	752,346	1,781,667	2,247,579
Research, development and clinical expense	661,978	748,494	2,067,757	2,181,279
Selling, general and administrative expense	2,664,668	3,013,321	7,716,691	9,103,138

Total operating expenses	3,923,147	4,514,161	11,566,115	13,531,996

Loss from operations	(1,987,742)	(1,734,525)	(6,515,054)	(5,934,718)

Interest income	24,313	31,289	73,339	100,744
Interest expense	(756,410)	(497,180)	(2,191,629)	(1,772,763)
Mark-to-market adjustment from warrants	—	(27,204)	—	1,899,698
Gain on sale of fixed assets	—	60,091	—	60,091

Net loss	$(2,719,839)	$(2,167,529)	$(8,633,344)	$(5,646,948)

Beneficial conversion feature related to series A convertible preferred stock	—	—	—	(1,627,232)

Net loss attributable to common shareholders	$(2,719,839)	$(2,167,529)	(8,633,344)	$(7,274,180)

Basic and diluted net loss per common share	$(0.06)	$(0.05)	(0.22)	$(0.16)

Basic and diluted weighted average number of common shares outstanding	42,116,886	45,370,972	40,109,535	44,345,812

The accompanying notes are an integral part of these interim consolidated financial statements.

MATRITECH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,
	2004	2005

Cash Flows from Operating Activities:
Net loss	$(8,633,344)	$(5,646,948)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	177,713	182,355
Amortization of debt discount	1,649,705	1,366,868
Amortization of deferred charges	165,617	95,862
Issuance of common stock for interest on debt	289,275	130,966
Noncash interest expense	116,546	177,643
Mark-to-market adjustment on warrants	—	(1,899,698)
Gain on sale of fixed assets	—	(60,091)

Changes in assets and liabilities:
Accounts receivable	(225,489)	(610,166)
Inventories	(222,742)	(46,563)
Prepaid expenses and other assets	(77,559)	(66,020)
Accounts payable	263,530	54,642
Accrued expenses and other liabilities	598,599	187,608
Deferred revenue	(58,376)	(156,099)

Net cash used in operating activities	(5,956,525)	(6,289,641)

Cash Flows from Investing Activities:
Purchases of property and equipment	(163,305)	(137,178)
Proceeds from sale of fixed assets	—	60,091

Net cash used in investing activities	(163,305)	(77,087)

Cash Flows from Financing Activities:
Payments on notes payable	(288,956)	(6,120)
Proceeds from sale of preferred stock and warrants, net	—	5,287,721
Proceeds from sale of common stock and warrants, net	5,846,969	—
Proceeds from issuance of common stock under employee stock purchase plan	9,000	6,226
Proceeds from exercise of common stock options	84,000	—

Net cash provided by financing activities	5,651,013	5,287,827

Effect of foreign exchange on cash and cash equivalents	(13,250)	(32,083)

Decrease in cash and cash equivalents	(482,067)	(1,110,984)
Cash and cash equivalents, beginning of period	7,518,124	4,906,178

Cash and cash equivalents, end of period	$7,036,057	$3,795,194

Supplemental Cash Flow Information:
Cash paid during the year for interest	$7,985	$1,425
Non-cash dividend to preferred stockholders arising from the beneficial conversion feature	—	$1,627,232
Issuance of common stock as payment on debt	1,746,881	2,433,656
Conversion of preferred stock to common stock	—	61,419

The accompanying notes are an integral part of these interim consolidated financial statements.

MATRITECH, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
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
     We have incurred losses from operations since our inception. We have an accumulated deficit of $96 million at September 30, 2005. Based on our current rate of cash utilization, our working capital at September 30, 2005 is expected to fund operations through at least March 31, 2006, provided we pay interest and principal on our convertible debentures in stock. We will, as we deem necessary or prudent, continue to seek to raise additional capital and will consider various financing alternatives, including equity or debt financings, issuance of securities convertible into equity and corporate partnering arrangements. However, we may not be able to raise needed capital on terms that are acceptable to us, or at all. If we raise funds on unfavorable terms, we may provide rights and preferences to new investors which are not available to current shareholders. In addition, our existing financing arrangements contain anti-dilutive provisions which may require us to issue additional securities if certain conditions are met. If we do not receive additional financing or do not receive an adequate amount of additional financing, we will be required to curtail our expenses by reducing research and/or marketing or by taking other steps that could hurt our future performance, including but not limited to, the premature sale of some or all of our assets or product lines on undesirable terms, merger with or acquisition by another company on unsatisfactory terms or the cessation of operations. Any future equity financings or retirements of debt with common stock will dilute the ownership interest of our existing investors and may have an adverse impact on the price of our common stock. Any of the foregoing steps may have a material adverse effect on our business, financial condition and results of operations. There can be no assurance that capital will be available on terms acceptable to us, if at all.
2. Summary of Significant Accounting Policies
  (a) Principles of Consolidation
     The consolidated financial statements include the accounts of Matritech, Inc., a Delaware corporation, and our wholly-owned subsidiary, Matritech GmbH, based in Freiburg, Germany. All intercompany balances and transactions have been eliminated at consolidation level.
  (b) Inventories
     Inventories are stated at the lower of cost (determined on a first-in first-out basis) or market and consist of the following:

	December 31,	September 30,
	2004	2005

Raw materials	$169,708	$188,660
Work-in-process	7,975	17,069
Finished goods	655,739	637,215
Consignment inventory	45,382	41,227

	$878,804	$884,171

  (c) Revenue Recognition

     Deferred revenue consists of the following:

	December 31,	September 30,
	2004	2005

Collaboration fees	$737,885	$707,575
Deferred product revenue	285,078	159,289

	$1,022,963	$866,864

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2005	2004	2005

Net loss	$(2,719,839)	$(2,167,529)	$(8,633,344)	$(5,646,948)
Other comprehensive loss
Foreign currency translation adjustments	4,202	(5,265)	(7,788)	(65,344)

Comprehensive loss	$(2,715,637)	$(2,172,794)	$(8,641,132)	$(5,712,292)

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
     The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2005	2004	2005

Net loss attributable to common shareholders	$(2,719,839)	$(2,167,529)	$(8,633,344)	$(7,274,180)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(162,881)	(162,740)	(521,137)	(529,274)

Pro forma net loss	$(2,882,720)	$(2,330,269)	$(9,154,481)	$(7,803,454)

Net loss per common share:
Basic and diluted — as reported	$(0.06)	$(0.05)	$(0.22)	$(0.16)

Basic and diluted — pro forma	$(0.07)	$(0.05)	$(0.23)	$(0.18)
     The fair value of stock options and common shares issued pursuant to the stock option and stock purchase plans at the date of grant were estimated using the Black-Scholes model with the following weighted-average assumptions:

	Three Months Ended
	September 30,
	2004	2005

Risk-free interest rate	3.74 – 4.69%	3.72 – 3.93%
Expected dividend yield	—	—
Expected life	5 years	5 years
Expected volatility	85%	68%
  (f) Net Loss per Common Share
     We compute earnings per share in accordance with SFAS No. 128, Earnings per Share. Basic net loss per common share is computed by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding during the year. Diluted loss per share is the same as basic loss per share as the effects of our potential common stock equivalents are anti-dilutive. At September 30, 2004, potential common stock equivalents consisted of stock options, warrants, and convertible debentures. At September 30, 2005, potential common stock equivalents consisted of stock options, warrants, convertible debentures and Series A Convertible Preferred Stock. The number of anti-dilutive securities excluded from the computation of diluted loss per share were 9,598,418 and 20,769,314 for the periods ended September 30, 2004 and 2005, respectively.
  (g) Recent Accounting Pronouncements
     In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections, which replaces APB Opinion No. 20, Accounting Changes, and supersedes FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements—an amendment of APB Opinion No. 28. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, SFAS 154 requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, SFAS 154 requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. SFAS 154 shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect the provisions of the SFAS 154 will have a significant impact on our results of operations.
     In December 2004, the FASB issued SFAS 123(R), Share-Based Payments, which replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123(R) will require all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. SFAS 123(R) offers alternative methods for determining the fair value. In April 2005, the SEC issued a new rule that allows companies to implement SFAS 123(R) at the beginning of the next fiscal year, instead of the next reporting period, that begins after June 15, 2005. As a result, we will implement SFAS 123(R) in the reporting period starting January 1, 2006. We expect that SFAS 123(R) will have a significant impact on our financial statements. At the present time, we have not yet determined which valuation method we will use.
     3. Stockholders’ Equity
     On March 4, 2005, we entered into a purchase agreement (the “Purchase Agreement”) which provided for the sale through a Private Placement of an aggregate of 1,426,124 shares of our Series A Convertible Preferred Stock, par value $1.00 per share (the “Series A Preferred Stock”) and the issuance to the investors of warrants to purchase 4,991,434 shares of our common stock at a price of $1.47 per share (the “2005 Warrants”). The Purchase Agreement provided for two closings (the “First Closing” and the “Second Closing”) because we could not issue all shares of the Series A Preferred Stock that we agreed to sell without obtaining stockholder approval because the resulting Conversion Shares would exceed 20% of our outstanding common stock. On March 4, 2005, we completed the First Closing which consisted of 670,272 shares of Series A Preferred Stock and the 2005 Warrants to purchase 4,991,434 shares of our common stock, for an aggregate consideration of $5,898,394 (before cash commissions and expenses of approximately $610,000). In addition, we issued warrants to a placement agent for a total of 656,920 shares of common stock (with a value of approximately $562,000). Both the 2005 Warrants and the placement agent warrants (collectively the “Warrants”) have an exercise price of $1.47 per share, became exercisable on September 5, 2005 and expire on March 4, 2010.
     On June 20, 2005, we entered into a Mutual Termination and Release Agreement with the investors who were parties to the Purchase Agreement to terminate the obligations of all parties to consummate and complete the Second Closing. Accordingly, no additional shares of Series A Preferred Stock or warrants to purchase shares of our common stock will be issued in this Private Placement.
     Each share of Series A Preferred Stock is convertible into ten shares of our common stock (the “Conversion Shares”). Both the Series A Preferred Stock and the Warrants have anti-dilution provisions. This means that if we issue any shares (subject to limited exceptions) at a price that is less than the conversion price of the Series A Preferred Stock ($.88 per common stock share) in the case of the Preferred Stock or less than the exercise price ($1.47 per common stock shares) in the case of the Warrants (a “Dilutive Issuance”), the conversion price of the Series A Preferred Stock or the exercise price of the Warrants, as applicable, will be adjusted downwards. There is a floor on the new conversion price and the new exercise price that could result from a Dilutive Issuance, in the case of the Preferred Stock a conversion price floor of $.70 and in the case of the Warrants an exercise price floor of $1.34. The 670,272 shares of Series A Preferred Stock issued on March 4, 2005 would convert into 8,426,263 shares of our common stock if a Dilutive Issuance were consummated at $.70 per share. As and to the extent that holders of Series A Preferred Stock convert their shares to common stock prior to a Dilutive Issuance, this number decreases. As of September 30, 2005, 61,419 shares of Series A Preferred Stock had been converted into 614,190 shares of common stock.
     The holders of Series A Preferred Stock are entitled to a liquidation preference and have the benefit of covenants of the Company not to liquidate, merge, sell control or substantially all its assets, or amend the charter in any way adverse to the holders. We are obligated not to issue capital stock that would be senior to or on a parity with the Series A Preferred Stock as to dividends or upon liquidation, not to have indebtedness in excess of $2,000,000 except in limited forms, and not to enter into or consummate a transaction which would result in the holders of all the voting power of our outstanding capital stock having less than a majority of voting power of a surviving entity after a merger, consolidation, share exchange or sale. Some of the holders of the Series A Preferred Stock may have the right to participate in subsequent financings completed on or before December 20, 2006. We are further required to reserve sufficient shares of common stock for issuance of the Conversion Shares and the Warrant Shares and to use commercially reasonable efforts to continue the listing and trading of such common shares with the American Stock Exchange or another national stock exchange or stock market.
     The net cash proceeds of $5,288,000 from the First Closing, further reduced by the fair value of the placement agent warrants totaling $562,000, were allocated between the Series A Preferred Stock (approximately $844,000) and the 2005 Warrants (approximately $3,881,000). The value of the 2005 Warrants was calculated using the Black-Scholes pricing model with the following assumptions: dividend yield of zero percent; expected volatility of 85%; risk free interest rate of approximately 4% and a term of five years.
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
     As part of the Private Placement, we entered into a Registration Rights Agreement committing to timely file a registration statement covering the resale of the Conversion Shares and the shares for which the 2005 Warrants may be exercised (the “Warrant Shares”). If we failed to timely file a registration statement, if the registration statement was not declared effective within certain time limits or if the registration statement does not remain effective, we would be obligated to pay liquidated damages in an amount equal to 1.5% of the consideration paid for the Series A Preferred Stock for each thirty day period during which the failure persists. In accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled in a Company’s Own Stock, (“EITF 00-19”), a transaction which includes a potential for net cash settlement, including liquidated damages, of a derivative instrument, including warrants, requires that such derivative financial instruments be recorded at fair value as a liability and that subsequent changes in fair value be reflected in the statement of operations. We concluded that the Registration Rights Agreement liquidated damages provision applicable to the Warrant Shares met the definition of net cash settlement under EITF 00-19. In accordance with EITF 00-19, the fair value of the warrants of $4,271,000 was accounted for as a liability at March 4, the date of the First Closing, and the subsequent changes in the fair value of the 2005 Warrants were reflected on our

Consolidated Statement of Operations as mark-to-market warrant adjustments. Transaction costs of $390,000 were allocated to the warrants and expensed upon closing of the transaction, offsetting subsequent mark-to-market warrant adjustments.
     On April 18, 2005, we amended the Registration Rights Agreement to eliminate any obligation to pay liquidated damages with respect to a failure to maintain the effectiveness of a registration statement covering resale of the Warrant Shares. On May 9, 2005 the registration statement covering resale of the Warrant Shares became effective and the 2005 Warrants were reclassified as equity because there is no future potential for a net cash settlement with regard to the 2005 Warrants. The resulting mark-to-market adjustments (approximately $1,900,000) and the reclassification of the 2005 Warrants as equity are presented in our financial statements for the nine months ending September 30, 2005.
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
     During the three and nine month periods ended September 30, 2005, investors exercised their rights to convert 34,715 and 61,419 shares of Series A Preferred Stock into 347,150 and 614,190 shares of common stock, respectively.
4. Convertible Debt
          A summary of the Convertible Debt accounting is as follows:

Proceeds at closing in March 2003	$5,000,000
Less:
Fair value ascribed to the warrants and recorded as debt discount	(950,000)
Fair value ascribed to placement agent warrant and recorded as debt discount	(131,000)
Beneficial conversion feature calculated on date of closing and recorded as debt discount	(199,000)
Additional beneficial conversion feature recorded in the fourth quarter of 2003 as debt discount	(1,497,000)
Additional beneficial conversion feature recorded in the first quarter of 2004 as debt discount	(1,339,000)
Additional beneficial conversion feature recorded in the first quarter of 2005 as debt discount	(442,000)
Cumulative principal payments made in stock	(3,654,000)
Add back:
Cumulative amortization of debt discount and beneficial conversion features	4,161,000

Balance, September 30, 2005	$949,000

     The debt discount is being amortized as interest expense using the effective interest method over the term of the debt. For the three and nine month periods ended September 30, 2005, $384,000 and $1,367,000, respectively, representing amortization of these costs is included in interest expense.
     Debt issuance costs attributable to the Convertible Debentures, which totaled approximately $475,000, have been capitalized as other assets and other current assets on the consolidated balance sheet and are being amortized based on the effective interest method over the term of the debt. For the three and nine month periods ended September 30, 2005, $25,000 and $96,000 respectively, representing amortization of these costs is included in interest expense. As of September 30, 2005, unamortized debt issuance costs totaled $23,000 and are included in other current assets.
     Minimum future payments on the debt are as follows:

2005	$603,000
2006	777,000

Total payments	1,380,000

Less: Portion related to periodic interest payments	(34,000)
Non-cash interest related to debt discount	(397,000)

Balance, September 30, 2005	949,000

Less current portion	949,000

Long-term portion	—

     The fair value of the Convertible Debt at September 30, 2005 as estimated by management is approximately $1.4 million. The carrying value of the Convertible Debt in the Company’s financial statements reflects discounts related to beneficial conversion charges calculated in accordance with EITF Issue No. 00-27.
     The Convertible Debentures allow the interest and principal to be paid in common stock at a discount to value, but only if (i) we are not in default under the terms of the Convertible Debentures, (ii) there is an effective registration statement covering such shares, (iii) our common stock is listed on one of American Stock Exchange, New York Stock Exchange, Nasdaq National Market or Nasdaq SmallCap Market, (iv) we have provided proper notice of our election to make payments in stock and have made payment of all other amounts then due under the Convertible Debentures, (v) the issuance of such shares would not cause the holders to own more than 9.999% of the outstanding shares of our common stock, (vi) no public announcement of a change of control or other reclassification transaction has been made and (vii) we have sufficient authorized but unissued and unreserved shares to satisfy all share issuance obligations under the March 2003 financing. The first, second and third quarter 2005’s interest payments ($54,000, $43,000 and $33,000, respectively) were made in stock and the 2005 monthly principal repayments of $192,000 each (totaling $1,731,000 at September 30, 2005) were made in stock and, unless a default occurs, the remaining payments scheduled for both interest and principal are expected to be made in stock.
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
Overview
     Currently, our most important sources of revenue and revenue growth are our NMP22 products (particularly our NMP22 BladderChek Test) developed by our scientists and based upon our proprietary NMP technology. While we generally expect revenue growth in our NMP22 product line, we do not expect that quarter-over-quarter sales will always increase or that the rate of increase will remain constant. We continue to distribute allergy and other diagnostic products for a variety of third parties in Germany, but revenues from these products have generally been decreasing as a percentage of our revenues and may decrease more rapidly after our distribution arrangement with one supplier ends on September 30, 2005.

     Selling, general and administrative expenses, or SG&A, generally continue to increase as a result of the higher costs needed to support the direct distribution of the NMP22 BladderChek Tests. Our goal is to generate sufficient additional gross profit from sales growth to cover our increased selling expenses and achieve our goal of profitability. In addition, because the financial future of Matritech is so closely related to increasing the sales of NMP22 BladderChek Tests, we are taking steps to ensure we can meet anticipated demand for these devices in the future.
     We are continuing our collaboration with Sysmex Corporation, a leading manufacturer of automated laboratory instruments based in Kobe, Japan, in the field of cervical sample testing. We are also continuing the development of our core diagnostic technology in breast cancer. We measure our progress in such programs by achievements such as entering into new strategic partnerships or alliances (see “Agreements” below), obtaining positive clinical trial results (see “Products”), and ultimately securing regulatory approvals such as the four FDA approvals for NMP22 products and the two Japanese Ministry of Health, Labor and Welfare approvals for such products. If we can successfully leverage our strategic partnerships, we expect to meet our goal of limiting the increase in our own annual research and development expenditures to less than 20% per year over the next few years. Research and development expenditures were 13% higher in the third quarter of 2005 than for the same period in 2004 and were 5% higher for the first nine months of 2005 than for the same period in 2004.
     We have been unprofitable since inception and expect to incur significant additional operating losses for at least the next few years. For the period from inception to September 30, 2005, we incurred a cumulative net loss of approximately $96 million. To provide funds to support our direct sales force and our ongoing research and development efforts, we raised additional capital in 2004 and in March 2005 as we have in past years. We expect to need to raise additional funds by March 31, 2006. A failure to adequately finance the Company could have a material adverse impact on our ability to achieve our objectives. Success in raising capital to fund the cost of product distribution and development programs is an important element of our strategy.
Results of Operations
Quarter Ended September 30, 2004 (“Q3 2004”) Compared with Quarter Ended September 30, 2005 (“Q3 2005”)
Revenues

	Q3 2004	Q3 2005	$ Change	% Change
Product Sales (net of allowances):
NMP22 BladderChek Test Sales	$1,197,000	$2,094,000	$897,000	75%
NMP22 Lab Test Kit Sales	249,000	233,000	(16,000)	(6%)
Other Product Sales	429,000	425,000	(4,000)	(1%)

Total Product Sales	1,875,000	2,752,000	877,000	47%

Alliance and Collaboration Revenue	60,000	28,000	(32,000)	(53%)

Total Revenue	$1,935,000	$2,780,000	$845,000	44%

     The increase in revenue from our NMP22 product line is due to a $888,000 sales increase, primarily in the U.S. and Germany, offset by a $7,000 unfavorable exchange rate impact. BladderChek Test sales accounted for approximately 90% of sales in the NMP22 product line in the third quarter of 2005, compared to 83% in the third quarter of 2004. The BladderChek Test sales growth is the result of expanding our direct-to-the-doctor sales staff in the U.S., continuing our direct-to-the-doctor selling activity in Germany and obtaining additional reimbursement coverage by health plan insurance payors throughout the United States. While we do not have sufficient experience with selling BladderChek Tests in Germany to enable us to conclude that there is any seasonality to this business, it is possible that our third quarter results are affected by the typical summer vacation schedule in Europe. We include in the category of Lab Test Kit sales the sale by Diagnostic Products Corporation (“DPC”) in Germany of a fully automated laboratory test incorporating our NMP22 technology that DPC manufactured for use on its automated laboratory analyzers. We terminated our Product Supply and Marketing Agreement with Diagnostic Products Corporation effective December 31, 2005.
     The decrease in revenue from our non-NMP22 products is due to an unfavorable exchange rate impact. If we do not replace our principal supplier of our allergy product line, our Other Product Sales in future quarters could be as much as 60% less than in previously reported quarters. Even if we do replace our allergy product supplier, a new arrangement may not result in the same level of sales as previously reported.
     Alliance and collaboration revenue decreased by $32,000 principally because the amortization of prepaid marketing fees for a distribution agreement ended in 2004.

     When we have sufficient history to estimate product returns for a distributor, we recognize revenue when we ship BladderChek Tests to that distributor. During the third quarter of 2005 we sold approximately $4,000 of the BladderChek Test for which we had sufficient history to estimate returns. During the third quarter of 2005 we sold approximately $95,000 of the BladderChek Test to distributors for which we did not have sufficient history to estimate returns. Accordingly, this amount is recorded as deferred revenue at September 30, 2005, and will be recognized as revenue when the distributor reports to us that it has either shipped or disposed of the devices (indicating that the possibility of return is remote), or when we are able to reasonably estimate and reserve for returns. As of September 30, 2005 our deferred product revenue balance includes approximately $159,000 of deferred BladderChek Test revenue for distributors for which we do not have sufficient history to estimate returns.
     Deferred revenue consists of the following:

	December 31, 2004	September 30, 2005	$ Change	% Change
Collaboration fees	$738,000	$708,000	$(30,000)	(4%)
Deferred product revenue	285,000	159,000	(126,000)	(44%)

	$1,023,000	$867,000	$(156,000)	(15%)

Cost of Product Sales

	Q3 2004	Q3 2005	$ Change	% Change
Product Sales	$1,875,000	$2,752,000	$877,000	47%
Cost of Product Sales	597,000	752,000	155,000	26%

Gross Profit	$1,278,000	$2,000,000	$722,000	56%

Gross Profit Margin	68%	73%
     The decrease in cost of product sales on a percentage basis and the increase in our gross profit margin is largely the result of increased sales of higher margin NMP22 products worldwide as a percentage of total sales.
Research and Development and Clinical Expenses

	Q3 2004	Q3 2005	$ Change	% Change
Research and Development, Clinical and Regulatory Expenses	$662,000	$748,000	$86,000	13%
     Research and development, clinical and regulatory expenses increased in 2005 compared to the third quarter of 2004 primarily due to increased personnel costs.
Selling, General and Administrative Expenses

	Q3 2004	Q3 2005	$ Change	% Change
Gross Profit	$1,278,000	$2,000,000	$722,000	56%
Selling, General and Administrative Expenses	2,665,000	3,013,000	348,000	13%
SG&A as % of Gross Profit	209%	151%
     Selling, general and administrative expenses increased primarily due to a $138,000 increase in payroll costs resulting from increased headcount, mainly to support direct sales efforts described above and a $244,000 increase in sales-related marketing expenses.
     We believe that a decrease in our SG&A expenses as a percentage of our gross profit from 209% in the third quarter of 2004 to 151% in the third quarter of 2005 is a useful measure of our performance. During the remainder of the year, we expect gross profits to increase more rapidly than sales as our higher margin NMP22 products, including our Lab Test Kit and our BladderChek Test, become a larger percentage of our sales and the lower margin non-NMP22 products decrease as a percentage of sales. We also expect the growth in gross profits to exceed the growth in SG&A expenses, and that SG&A expenses as a percent of our gross profit should continue to decline.
Operating Loss

	Q3 2004	Q3 2005	$ Change	% Change
Operating Loss	$1,988,000	$1,735,000	$(253,000)	(13%)

     The operating loss decreased primarily due to higher gross profit offset by increased selling, general and administrative expenses discussed above.
Interest Income

	Q3 2004	Q3 2005	$ Change	% Change
Interest Income	$24,000	$31,000	$7,000	29%
     Interest income increased over the third quarter of 2004 due to higher interest rates.
Interest Expense

	Q3 2004	Q3 2005	$ Change	% Change
Interest Related to Convertible Debt:
Interest Paid (or to be Paid) in Stock	$69,000	$29,000	$(40,000)	(58%)
Non-Cash Charges to Interest Expense	685,000	468,000	(217,000)	(32%)

Total	754,000	497,000	(257,000)	(34%)
Interest Related to Other Debt:

Interest Paid in Cash	2,000	—	(2,000)	(100%)

Total Interest	$756,000	$497,000	$(259,000)	(34%)

     We completed a $5 million private placement of Convertible Debentures in March of 2003 and, subsequent to issuance, have recorded an additional $4.6 million of non-cash charges related to the Convertible Debentures which are being charged to our income statement through March 2006. As of September 30, 2005, approximately $4.6 million of the $5.0 million non-cash charges and deferred financing costs have been amortized and charged as interest expense and the remaining $.4 million will be amortized using the effective interest rate method over the remaining quarters through March 2006.
     The Convertible Debentures allow the interest and principal to be paid in common stock at a discount to valuation, but only if (i) we are not in default under the terms of the Convertible Debentures, (ii) there is an effective registration statement covering such shares, (iii) our common stock is listed on one of American Stock Exchange, New York Stock Exchange, Nasdaq National Market or Nasdaq SmallCap Market, (iv) we have provided proper notice of our election to make payments in stock and have made payment of all other amounts then due under the Convertible Debentures, (v) the issuance of such shares would not cause the holders to own more than 9.999% of the outstanding shares of our common stock, (vi) no public announcement of a change of control or other reclassification transaction has been made and (vii) we have sufficient authorized but unissued and unreserved shares to satisfy all share issuance obligations under the March 2003 financing. The first, second and third quarter 2005’s interest payments ($54,000, $43,000 and $33,000, respectively) were made in stock and the 2005 monthly principal repayments of $192,000 each (totaling $1,731,000 at September 30, 2005) were made in stock and, unless a default occurs, the remaining payments scheduled for both interest and principal are expected to be made in stock.
     Non-Cash Charges to Interest Expense consisted of:
•	$24,000 of amortized deferred financing costs, which contributed to reducing the original $475,000 balance of deferred financing costs to $23,000 at September 30, 2005;

•	$59,000 of non-cash charges to record the discount to valuation incurred when making the principal and interest repayments in stock rather than cash;

•	$384,000 of amortized debt discount, which contributed to reducing the $4,558,000 of debt discount on our $5,000,000 note to $397,000 at September 30, 2005. This debt discount comprises the following: the fair value allocated to the warrants issued in conjunction with the convertible debt, the charge to account for the beneficial conversion feature recorded at the date the debt was entered into, and additional charges to account for the beneficial conversion feature recorded in the fourth quarter of 2003, the first quarter of 2004 and the first quarter of 2005 as a result of the triggering of the anti-dilution provisions.
     The following table demonstrates the accounting for the Convertible Debentures and related discounts during 2003, 2004 and 2005 and the resulting balance at September 30, 2005.

Value of
Debentures
Original Value of Debt	$5,000,000
Discounts Recorded in 2003	(2,777,000)
2003 Amortization of Discounts	644,000

Carrying Value of Debt at 12/31/2003	$2,867,000

Discounts Recorded in 2004	(1,339,000)
2004 Amortization of Discounts	2,150,000
Payment in Stock	(1,923,000)

Carrying Value of Debt at 12/31/2004	$1,755,000

Discounts Recorded in 2005	(442,000)
2005 Amortization of Discounts	1,367,000
Payment in Stock	(1,731,000)

Carrying Value of Debt at 9/30/05	$949,000

     None of the types of activities listed in the above table is expected to affect our cash balances unless we are unable to use our common stock to make principal and interest payments. Using our common stock for the above activities will result in additional dilution. See “Factors That May Affect Future Results — We may not be able to meet our payment obligations on our debt if we are required to make these payments in cash.”
Net Loss

	Q3 2004	Q3 2005	$ Change	% Change
Net Loss	$2,720,000	$2,168,000	$(552,000)	(20%)
     The net loss decreased primarily due to increased selling, general and administrative expenses offset by the increase in revenues and decrease in interest expenses.
Nine Months Ended September 30, 2004 Compared with Nine Months Ended September 30, 2005
Revenues

	Nine Months	Nine Months
	Ended September	Ended September
	30, 2004	30, 2005	$ Change	% Change
Product Sales (net of allowances):
NMP22 BladderChek Test Sales	$2,834,000	$5,433,000	$2,599,000	92%
NMP22 Lab Test Kit Sales	679,000	608,000	(71,000)	(10%)
Other Product Sales	1,380,000	1,473,000	93,000	7%

Total Product Sales	4,893,000	7,514,000	2,621,000	54%

Alliance and Collaboration Revenue	158,000	83,000	(75,000)	(47%)

Total Revenue	$5,051,000	$7,597,000	$2,546,000	50%

     The increase in revenue from our NMP22 product line is due to a $ 2,459,000 sales increase, primarily in the U.S. and Germany, and a $69,000 favorable exchange rate impact. BladderChek Test sales accounted for approximately 90% of sales in the NMP22 product line in the first nine months of 2005, compared to 81% in the first nine months of 2004. The BladderChek Test sales growth is the result of expanding our direct-to-the-doctor sales staff in the U.S., continuing our direct-to-the-doctor selling activity in Germany and obtaining additional reimbursement coverage by health plan insurance payors throughout the United States. While we do not have sufficient experience with selling BladderChek Tests in Germany to enable us to conclude that there is any seasonality to this business, it is possible that our third quarter results are affected by the typical summer vacation schedule in Europe. We include in the category of Lab Test Kit sales the sale by Diagnostic Products Corporation (“DPC”) in Germany of a fully automated laboratory test incorporating our NMP22 technology that DPC manufactured for use on its automated laboratory analyzers. We terminated our Product Supply and Marketing Agreement with Diagnostic Products Corporation effective December 31, 2005.

     The increase in revenue from our non-NMP22 products is primarily due to a $56,000 sales increase in our allergy product line as well as a $37,000 favorable exchange rate impact. If we do not replace our principal supplier of our allergy product line, our Other Product Sales in future quarters could be as much as 60% less than in previously reported quarters. Even if we do replace our allergy product supplier, a new arrangement may not result in the same level of sales as previously reported.
     Alliance and collaboration revenue decreased by $75,000 principally because the amortization of prepaid marketing fees for a distribution agreement ended in 2004.
     When we have sufficient history to estimate product returns for a distributor, we recognize revenue when we ship BladderChek Tests to that distributor. During the first nine months of 2005 we sold approximately $135,000 of the BladderChek Test for which we had sufficient history to estimate returns. During the first nine months of 2005 we sold approximately $210,000 of the BladderChek Test to distributors for which we did not have sufficient history to estimate returns. Accordingly, this amount is recorded as deferred revenue at September 30, 2005, and will be recognized as revenue when the distributor reports to us that it has either shipped or disposed of the devices (indicating that the possibility of return is remote), or when we are able to reasonably estimate and reserve for returns. As of September 30, 2005 our deferred product revenue balance includes approximately $159,000 of deferred BladderChek Test revenue for distributors for which we do not have sufficient history to estimate returns.
     Deferred revenue consists of the following:

	December 31, 2004	September 30, 2005	$ Change	% Change
Collaboration fees	$738,000	$708,000	$(30,000)	(4%)
Deferred product revenue	285,000	159,000	(126,000)	(44%)

	$1,023,000	$867,000	$(156,000)	(15%)

Cost of Product Sales

	Nine Months	Nine Months
	Ended September	Ended September
	30, 2004	30, 2005	$ Change	% Change
Product Sales	$4,893,000	$7,514,000	$2,621,000	54%
Cost of Product Sales	1,782,000	2,248,000	466,000	26%

Gross Profit	$3,111,000	$5,266,000	$2,155,000	69%

Gross Profit Margin	64%	70%
     The decrease in cost of product sales on a percentage basis and the increase in our gross profit margin is largely the result of increased sales of higher margin NMP22 products worldwide as a percentage of total sales.
Research and Development and Clinical Expenses

	Nine Months	Nine Months
	Ended September	Ended September
	30, 2004	30, 2005	$ Change	% Change
Research and Development, Clinical and Regulatory Expenses	$2,068,000	$2,181,000	$113,000	5%
     Research and development, clinical and regulatory expenses increased in 2005 compared to the first nine months of 2004, primarily due to increased personnel costs.
Selling, General and Administrative Expenses

	Nine Months Ended	Nine Months Ended
	September	September
	30, 2004	30, 2005	$ Change	% Change
Gross Profit	$3,111,000	$5,266,000	$2,155,000	69%
Selling, General and Administrative Expenses	7,717,000	9,103,000	1,386,000	18%
SG&A as % of Gross Profit	248%	173%

     Selling, general and administrative expenses increased primarily due to a $633,000 increase in payroll costs resulting from increased headcount, mainly to support direct sales efforts described above, a $370,000 increase in sales-related marketing expenses and a $60,000 unfavorable foreign currency exchange rate impact on non-U.S. selling, general and administrative expenses.
     We believe that a decrease in our SG&A expenses as a percentage of our gross profit from 248% in the first nine months of 2004 to 173% in the first nine months of 2005 is a useful measure of our performance. During the remainder of the year, we expect gross profits to increase more rapidly than sales as our higher margin NMP22 products, including our Lab Test Kit and our BladderChek Test, become a larger percentage of our sales and the lower margin non-NMP22 products decrease as a percentage of sales. We also expect the growth in gross profits to exceed the growth in SG&A expenses, and that SG&A expenses as a percent of our gross profit should continue to decline.
Operating Loss

	Nine Months	Nine Months
	Ended September	Ended September
	30, 2004	30, 2005	$ Change	% Change

Operating Loss	$6,515,000	$5,935,000	$(580,000)	(9%)
     The operating loss decreased primarily due to higher gross profit offset by increased selling, general and administrative expenses discussed above.
Interest Income

	Nine Months	Nine Months
	Ended September	Ended September
	30, 2004	30, 2005	$ Change	% Change

Interest Income	$73,000	$101,000	$28,000	38%
     Interest income increased over the first nine months of 2004 due to higher interest rates.
Interest Expense

	Nine Months	Nine Months
	Ended September	Ended September
	30, 2004	30, 2005	$ Change	% Change
Interest Related to Convertible Debt:
Interest Paid (or to be Paid) in Stock	$256,000	$119,000	$(137,000)	(54%)
Non-Cash Charges to Interest Expense	1,927,000	1,653,000	(274,000)	(14%)

Total	$2,183,000	$1,772,000	$(411,000)	(19%)

Interest Related to Other Debt:
Interest Paid in Cash	$8,000	$1,000	$(7,000)	(88%)

Total Interest	$2,191,000	$1,773,000	$(418,000)	(19%)

     Interest expense decreased in 2005 due to the factors described in the three month period above.
     Non-Cash Charges to Interest Expense consisted of:
•	$96,000 of amortized deferred financing costs, which contributed to reducing the original $475,000 balance of deferred financing costs to $23,000 at September 30, 2005;

•	$189,000 of non-cash charges to record the discount to valuation incurred when making the principal and interest repayments in stock rather than cash;

•	$1,367,000 of amortized debt discount, which contributed to reducing the $4,558,000 of debt discount on our $5,000,000 note to $397,000 at September 30, 2005. This debt discount comprises the following: the fair value allocated to the warrants issued in conjunction with the convertible debt, the charge to account for the beneficial conversion feature recorded at the date the debt was entered into, and additional charges to account for the beneficial conversion feature recorded in the fourth quarter of 2003, the first quarter of 2004 and the first quarter of 2005 as a result of the triggering of the anti-dilution provisions.
Mark-to-market adjustment from warrants

	Nine Months	Nine Months
	Ended September	Ended September
	30, 2004	30, 2005	$ Change	% Change

Mark-to-market Adjustment From Warrants	—	$1,900,000	$1,900,000	100%
     Mark-to-market adjustment from warrants represents the net decrease in fair value of the 2005 Warrants we issued in connection with our Series A Preferred Stock issuance in March, 2005. Transaction costs of $390,000 were allocated to the warrants and expensed upon closing of the transaction, offsetting subsequent mark-to-market warrant adjustments.
Net Loss

	Nine Months	Nine Months
	Ended September	Ended September
	30, 2004	30, 2005	$ Change	% Change

Net Loss	$8,633,000	$5,647,000	$(2,986,000)	(35%)
Net Loss Attributable to Common Shareholders	$8,633,000	$7,274,000	$(1,359,000)	(16%)
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
Liquidity and Capital Resources
     Our operating activities used cash in the first nine months of 2004 and 2005 primarily to fund our Net Losses excluding non-cash charges. The non-cash charges comprise depreciation and amortization expenses, amortization of debt discounts and deferred charges related to our convertible debt offset by mark-to-market adjustments related to the warrants issued in our Series A Preferred Stock financing.
Summary Cash Flow

	Nine Months Ended	Nine Months Ended
	September 30, 2004	September 30, 2005

Net Loss	$(8,633,000)	$(5,647,000)
Non-cash Charges	2,398,000	(6,000)
Changes in Assets and Liabilities	278,000	(637,000)

Net Operating Uses	(5,957,000)	(6,290,000)
Net Investment Uses	(163,000)	(77,000)
Net Financing Sources	5,651,000	5,288,000
Foreign exchange effect	(13,000)	(32,000)

Change in cash and cash equivalents	$(482,000)	$(1,111,000)

     We expect that the Days Sales Outstanding (“DSO”) is likely to be higher in the future than the 43 days measured at September 30, 2005. We expect U.S. direct-to-physician revenues as a percentage of total revenues to increase and, since our DSO on US direct-to-physician sales was 62 days, we expect our average DSO to increase as US sales become a larger percent of our total. Our DSO calculation at September 30, 2004 was 38 days.

     Based on our current rate of cash utilization, our working capital at September 30, 2005 is expected to fund operations through the first quarter of 2006, provided we pay interest and principal on our convertible debentures in stock. As in the past, we will continue to seek to raise additional capital and will consider various financing alternatives, including equity or debt financings, issuance of securities convertible into equity and corporate partnering arrangements, as we deem necessary or prudent. We expect to raise additional capital by March 31, 2006. However, we may not be able to raise needed capital on terms that are acceptable to us, or at all. If we do not receive additional financing or do not receive an adequate amount of additional financing, we will be required to curtail our expenses by reducing research and/or marketing or by taking other steps that could hurt our future performance, including but not limited to, the premature sale of some or all of our assets or product lines on undesirable terms, merger with or acquisition by another company on unsatisfactory terms or the cessation of operations.
     Our existing securities restrict our future financing options. For example, our Convertible Debenture has a prohibition against any debt having a ranking senior to the Convertible Debenture. In addition, after the Convertible Debenture is retired we will still face constraints imposed by our Series A Preferred Stock, including limitations on having indebtedness in excess of $2,000,000 except in limited forms.
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
     Any future equity financings will dilute the ownership interest of our existing investors and may have an adverse impact on the price of our common stock. As of September 30, 2005, our fully diluted if converted common shares were:

	Common	Conversion
Security	Shares	Or Exercise Price
		Low	High

Common stock outstanding	46,069,000	—	—
Stock reserved for converting debentures	1,360,000	$.99	$.99
Stock reserved for warrant exercises	10,213,000	.88	2.70
Stock reserved for outstanding stock options	3,107,000	.60	13.13
Stock reserved for Series A Preferred Stock	6,089,000	.88	.88

Total	66,838,000

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
  Financings
     On March 4, 2005, we entered into a purchase agreement (the “Purchase Agreement”) which provided for the sale through a Private Placement of an aggregate of 1,426,124 shares of our Series A Convertible Preferred Stock, par value $1.00 per share (the “Series A Preferred Stock”) and the issuance to the investors of warrants to purchase 4,991,434 shares of our common stock at a price of $1.47 per share (the “2005 Warrants”). The Purchase Agreement provided for two closings (the “First Closing” and the “Second Closing”) because we could not issue all shares of the Series A Preferred Stock that we agreed to sell without obtaining stockholder approval because the resulting Conversion Shares would exceed 20% of our outstanding common stock. On March 4, 2005, we completed the First Closing which consisted of 670,272 shares of Series A Preferred

Stock and the 2005 Warrants to purchase 4,991,434 shares of our common stock, for an aggregate consideration of $5,898,394 (before cash commissions and expenses of approximately $610,000). In addition, we issued warrants to a placement agent for a total of 656,920 shares of common stock (with a value of approximately $562,000). Both the 2005 Warrants and the placement agent warrants (collectively the “Warrants”) have an exercise price of $1.47 per share, became exercisable on September 5, 2005 and expire on March 4, 2010.
     On June 20, 2005, we entered into a Mutual Termination and Release Agreement with the investors who were parties to the Purchase Agreement to terminate the obligations of all parties to consummate and complete the Second Closing. Accordingly, no additional shares of Series A Preferred Stock or warrants to purchase shares of our common stock will be issued in this Private Placement.
     Each share of Series A Preferred Stock is convertible into ten shares of our common stock (the “Conversion Shares”). Both the Series A Preferred Stock and the Warrants have anti-dilution provisions. This means that if we issue any shares (subject to limited exceptions) at a price that is less than the conversion price of the Series A Preferred Stock ($.88 per common stock share) in the case of the Preferred Stock or less than the exercise price ($1.47 per common stock shares) in the case of the Warrants (a “Dilutive Issuance”), the conversion price of the Series A Preferred Stock or the exercise price of the Warrants, as applicable, will be adjusted downwards. There is a floor on the new conversion price and the new exercise price that could result from a Dilutive Issuance, in the case of the Preferred Stock a conversion price floor of $.70 and in the case of the Warrants an exercise price floor of $1.34. The 670,272 shares of Series A Preferred Stock issued on March 4, 2005 would convert into 8,426,263 shares of our common stock if a Dilutive Issuance were consummated at $.70 per share. As and to the extent that holders of Series A Preferred Stock convert their shares to common stock prior to a Dilutive Issuance, this number decreases. As of September 30, 2005, 61,419 shares of Series A Preferred Stock had been converted into 614,190 shares of common stock. The holders of Series A Preferred Stock are entitled to 6.56 votes for each share of Series A Preferred Stock held by them. The holders of Series A Preferred Stock shall vote together with the holders of common stock, except when our Certificate of Designations or Delaware law provide for a separate class vote.
     The holders of Series A Preferred Stock are entitled to a liquidation preference and have the benefit of covenants of the Company not to liquidate, merge, sell control or substantially all its assets, or amend the charter in any way adverse to the holders. We are obligated not to issue other capital stock that would be senior to or on a parity with the Series A Preferred Stock as to dividends or upon liquidation, not to have indebtedness in excess of $2,000,000 except in limited forms, and not to enter into or consummate a transaction which would result in the holders of all the voting power of our outstanding capital stock having less than a majority of voting power of a surviving entity after a merger, consolidation, share exchange or sale. Some of the holders of the Series A Preferred Stock may have the right to participate in subsequent financings completed on or before December 20, 2006. We are further required to reserve sufficient shares of common stock for issuance of the Conversion Shares and the Warrant Shares and to use commercially reasonable efforts to continue the listing and trading of such common shares with the American Stock Exchange or another national stock exchange or stock market.
     The net cash proceeds of $5,288,000 from the First Closing, further reduced by the fair value of the placement agent warrants totaling $562,000, were allocated between the Series A Preferred Stock (approximately $844,000) and the 2005 Warrants (approximately $3,881,000). The value of the 2005 Warrants was calculated using the Black-Scholes pricing model with the following assumptions: dividend yield of zero percent; expected volatility of 85%; risk free interest rate of approximately 4% and a term of five years.
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
     As part of the Private Placement, we entered into a Registration Rights Agreement committing to timely file a registration statement covering the resale of the Conversion Shares and the shares for which the 2005 Warrants may be exercised (the “Warrant Shares”). If we failed to timely file a registration statement, if the registration statement was not declared effective within certain time limits or if the registration statement does not remain effective, we would be obligated to pay liquidated damages in an amount equal to 1.5% of the consideration paid for the Series A Preferred Stock for each thirty day period during which the failure persists. In accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled in a Company’s Own Stock, (“EITF 00-19”), a transaction which includes a potential for net cash settlement, including liquidated damages, of a derivative instrument, including warrants, requires that such derivative financial instruments be recorded at fair value as a liability and that subsequent changes in fair value be reflected in the statement of operations. We concluded that the Registration Rights Agreement liquidated damages provision applicable to the Warrant Shares met the definition of net cash settlement under EITF 00-19. In accordance with EITF 00-19, the fair value of the warrants of $4,271,000 was accounted for as a liability at March 4, the date of the First Closing, and the subsequent changes in the fair value of the 2005 Warrants were reflected on our Consolidated Statement of Operations as mark-to-market warrant adjustments. Transaction costs of $390,000 were allocated to the warrants and expensed upon closing of the transaction, offsetting subsequent mark-to-market warrant adjustments.
     On April 18, 2005, we amended the Registration Rights Agreement to eliminate any obligation to pay liquidated damages with respect to a failure to maintain the effectiveness of a registration statement covering resale of the Warrant Shares. On May 9, 2005 the registration statement covering resale of the Warrant Shares became effective and the 2005 Warrants were reclassified as equity because there is no future potential for a net cash settlement with regard to the 2005 Warrants. The resulting mark-to-market adjustments (approximately $1,900,000) and the reclassification of the 2005 Warrants as equity are presented in our financial statements for the nine months ending September 30, 2005.
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
     During the quarter ended September 30, 2005, 34,715 shares of Series A Preferred Stock were converted into common stock. At September 30, 2005, 608,853 shares of Series A Preferred Stock remained outstanding.
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
Recent Accounting Pronouncements
     In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections, which replaces APB Opinion No. 20, Accounting Changes, and supersedes FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements—an amendment of APB Opinion No. 28. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, SFAS 154 requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, SFAS 154 requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. SFAS 154 shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect the provisions of the SFAS 154 will have a significant impact on our results of operations.

     In December 2004, the FASB issued SFAS 123(R), Share-Based Payments, which replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123(R) will require all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. SFAS 123(R) offers alternative methods for determining the fair value. In April 2005, the SEC issued a new rule that allows companies to implement SFAS 123(R) at the beginning of the next fiscal year, instead of the next reporting period, that begins after June 15, 2005. As a result, we will implement SFAS 123(R) in the reporting period starting January 1, 2006. We expect that SFAS 123(R) will have a significant impact on our financial statements. At the present time, we have not yet determined which valuation method we will use.
Research and Development
     We are engaged in the research, production and marketing of cancer diagnostic technologies. All of our research and development expenditures, whether conducted by our own staff or by external scientists on our behalf and at our expense, are recorded as expenses as incurred and amounted to approximately $47.6 million for the period since our inception in October of 1987 through September 30, 2005. Research and development expenses include the salaries and related overhead of our research personnel, laboratory supplies, payments to third parties to help us execute clinical trials, depreciation of research related equipment, legal expenses related to filing and prosecuting patents, other direct expenses and an allocation of our occupancy and related expenses based on the square footage occupied by our research and development staff and their laboratories.
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
  Development Programs
     The table below summarizes our development programs, including stage of development and current FDA status.

	Tech-	Clinical
	nology	Applica-	Stage of	FDA Review	Principal FDA Approved	Major Commercialization
Program	Format	tion	Development	Status	Competitive Products (1)	Arrangements (2) (3)

NMP22 Bladder	Lab Test Kit	Monitoring	Commercialized	Approved	BTA Trak UroVysion	(1) Matritech direct marketing — U.S. and Germany
(2) Wampole Laboratories — U.S. — Distributor
(3) Diagnostic Products Corporation — Europe — Automated Kit Manufacturer and Distributor
(4) Konica Minolta — Japan — Distributor

NMP22 Bladder	Lab Test Kit	Diagnosis	Commercialized	Approved	UroVysion	(1) Matritech direct marketing — U.S. and Germany
(2) Wampole Laboratories — U.S. — Distributor
(3) Diagnostic Products Corporation — Europe — Automated Kit Manufacturer and Distributor
(4) Konica Minolta — Japan — Distributor

NMP22 Bladder	Point Of Care Test	Monitoring	Commercialized	Cleared	BTA Stat	(1) Matritech direct marketing — U.S. and Germany

NMP22 Bladder	Point Of Care Test	Diagnosis	Commercialized	Approved	None	(1) Matritech direct marketing — U.S. and Germany

	Tech-	Clinical
	nology	Applica-	Stage of	FDA Review	Principal FDA Approved	Major Commercialization
Program	Format	tion	Development	Status	Competitive Products (1)	Arrangements (2) (3)

NMP179® Cervical	Automated Cellular Analysis System	Screening	Licensee Sysmex is conducting further pre-clinical trials	Not yet submitted	FocalPoint slide profiler, Imaging-Directed Cytology	(1) Sysmex — World — Manufacturer and Marketer for Non- Slide-Based System

NMP66TM Breast	To be determined	Not Determined	Research and Development	Not yet submitted	Mammography, TRUQUANT®BR RIA CA27.29, CA15.3	(1) Mitsubishi Kagaku Iastron, Inc. (“MKI”) — Japan

NMP48 Prostate	To be determined	Not Determined	Deferred	Not yet submitted	PSA

NMP35 Colon	None yet	Not Determined	Inactive	Not yet submitted	CEA, CA19.9

1	Each of the products listed as competitive to our NMP products may compete for use in each indication for our NMP products, not simply those specifically listed in a category. Those listed for each category represent the competitive products most directly comparable in technology or approach for the given indication.

2	Other distributors not listed under major commercialization arrangements have not paid upfront fees in excess of $50,000, have not produced cumulative revenues in excess of $500,000 and do not have rights other than those of a conventional distributor.

3	We terminated our Product Supply and Marketing Agreement with Diagnostic Products Corporation effective December 31, 2005.
     Spending on Research and Development Projects. Total research and development spending in the third quarter of 2005 was approximately $748,000. We expect research and development expenditures to be less than $3.1 million in 2005 and to be devoted primarily to our breast cancer project.
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
     Prostate Cancer. Over the next two years, we intend to devote research and development resources to our prostate cancer program if the breast cancer program does not require all our research and development resources. Because of uncertainties of when we will more actively pursue our prostate cancer program, we cannot reasonably estimate the likelihood or timeframe for reaching commercialization goals set forth in the table above.
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
     We have incurred operating losses since we began operations in 1987. These losses have resulted principally from costs incurred in research and development and from selling, general and administrative costs associated with our market development and selling efforts. Our accumulated deficit from inception through September 30, 2005 is $96 million. Our product sales and net losses for each of the past three fiscal years and the first nine months of 2005 have been:

				1st 9 months
	2002	2003	2004	2005
Product Sales	$3,094,000	$4,018,000	$7,275,000	$7,514,000
Net Losses	$8,278,000	$7,878,000	$11,123,000	$5,647,000
     We expect to continue to incur additional operating losses in the future as we continue to develop new products and seek to commercialize the results of our research and development efforts. Our ability to achieve long-term profitability is dependent upon our success in those development and commercializing efforts. We do not believe we will be profitable until sometime in 2007 at the earliest.
   We will need to obtain additional capital in the future and if we are unable to obtain such capital on acceptable terms, or at the appropriate time, we may not be able to continue our existing operations.
     We do not currently generate revenues sufficient to operate our business at breakeven and do not believe we will do so until sometime in 2007 at the earliest. In our fiscal quarter ended September 30, 2005, we had an operating loss of $1.7 million, a net loss of $2.2 million, and as of September 30, 2005, we only had $3.8 million of cash and cash equivalents. As a result, we must rely on our ability to raise capital from outside sources in order to continue operations. In March, 2003 we completed a sale of Convertible Debentures and accompanying warrants. In October and November 2003 we completed a sale of common stock and accompanying warrants. In March 2004 we completed a sale of common stock and accompanying warrants. In March 2005 we completed a sale of convertible preferred stock and accompanying warrants for common stock. We will, as we deem necessary or prudent, continue to seek to raise additional capital through various financing alternatives, including equity or debt financings, issuance of securities convertible into equity and corporate partnering arrangements. However, we may not be able to raise needed capital on terms that are acceptable to us, or at all.
     The terms of our 2003 sales of Convertible Debentures and our 2005 Private Placement of Series A Preferred Stock greatly restrict our ability to raise capital. Under the terms of our Convertible Debenture financing, we are prohibited from entering into obligations that are senior to the debentures. Under the terms of our Series A Preferred Stock, we are prohibited from issuing senior equity securities or having indebtedness in excess of $2,000,000 except in limited forms. These provisions may severely limit our ability to attract new investors and raise additional financing on acceptable terms. In addition, in order to attract such new investors and obtain additional capital, we may be forced to provide rights and preferences to new investors which are not available to current shareholders.
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
   We may not be able to meet our payment obligations on our debt if we are required to make these payments in cash.
     As a result of the 2003 sale of Convertible Debentures, we substantially increased our indebtedness from approximately $475,000 at the end of 2002 to approximately $5.0 million of which approximately $1.4 million remains outstanding as of September 30, 2005. The fair value of the Convertible Debentures at September 30, 2005 as estimated by management is approximately $1.4 million. The $949,000 carrying value in the Company’s financial statements at September 30, 2005 reflects discounts related to beneficial conversion charges calculated in accordance with EITF Issue No. 00-27.
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
     In addition, the Convertible Debentures require us to pay interest and liquidated damages and may become immediately due and payable in cash at a premium of 120% of the outstanding principal amount plus accrued interest and damages in the event we default under their terms. Potential defaults would include, among other things:
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
     If we default under the terms of the Convertible Debentures, we probably will not be able to meet our payment obligations. In addition, the level of our indebtedness could, among other things:
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
  We may fail to meet the standards for continued listing of our shares of common stock on the American Stock Exchange or for listing of such shares on another national exchange.
  National stock trading exchanges, including the American Stock Exchange (“AMEX”) where our common stock is currently listed, maintain standards and requirements for listing and for continued listing of securities. While we have not received any notice from AMEX of any failure to comply with its listing standards, our market capitalization has diminished along with our share trading price and AMEX may in the future examine our financial and equity position and request that we address any perceived areas of concern. If requested to do so, we expect we would be able to develop plans satisfactory to maintain our listing on AMEX or another national exchange. Failure to develop satisfactory plans or to adhere to the requirements of such plans could result in suspension of or delisting of shares from trading on AMEX. Suspension of trading or delisting of our shares, if not remedied, would violate terms of our various financing documents and could result in the declaration of an event of default in our outstanding Convertible Debentures and/or the triggering of liquidated damage payments to holders of other securities. In addition, any suspension of trading or delisting of our shares could make it more difficult for us to raise needed additional capital on terms acceptable to us or at all.
     Our operating expenses have significantly increased to support a larger employee sales force and to pay for order processing, shipping and collection costs normally borne by distributors, and additional cash will be needed to finance the accounts receivable from physician practices that likely will be collected over a longer cycle.
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

     Sales of products directly to physicians may result in larger accounts receivable and longer collection cycles than sales to distributors and may increase the risk that accounts receivable will not be collected. Carrying larger accounts receivable balances and assuming greater collection risk may also increase our financing requirements. We expect our Days Sales Outstanding to increase beyond 43 days, the measurement calculated from our September 30, 2005 financial results.
     If we are unable to manufacture or otherwise obtain the product volumes we need, we may be unable to achieve profitability.
     We currently manufacture our Lab Test Kits and package our BladderChek Tests in our Newton facility but we rely on subcontractors for certain components and processes for each of these products. Neither we nor our subcontractors has experience in manufacturing and assembling our Lab Test Kits and our BladderChek Tests in large volumes. The volume of BladderChek Tests we are selling has increased substantially from the third quarter of 2004 when we sold $1.2 million of such tests, to the third quarter of 2005, when we sold $2.1 million of such tests. We expect the sales volume of this product will continue to grow. We and/or our subcontractor for the BladderChek Test may encounter difficulties in scaling up production of products, including problems involving:
•	production yields;

•	quality control and assurance;

•	component supply; and

•	shortages of qualified personnel.
     These problems could make it very difficult to produce sufficient product to satisfy customer needs and could result in customer dissatisfaction, decreased sales and loss of market share. In addition, if quality problems arise or if we need to undertake any significant manufacturing change in order to achieve desired product volumes, we may be subject to review and/or other action by governmental authorities which extensively regulate our manufacturing operations.
  If we lose the services of our suppliers or assemblers for any reason it may be difficult for us to find replacements, we may be forced to modify or cease production of our products and we may be unable to meet commitments to customers.
     We do not currently have alternative suppliers for certain key components and processes which are provided by some subcontractors for our Lab Test Kits and our BladderChek Tests. If the units or components from these suppliers or the services of these assemblers should become unavailable for any reason, including their failure to comply with FDA regulations, or should such suppliers or assemblers be unable to provide the quantity of products or services we require, we would need to seek alternative or additional sources of supply or assembly. In order to maintain the FDA acceptance of our manufacturing process, we would have to demonstrate to the FDA that other sources of supply are equivalent to our current sources, which is likely to involve a submission and approval process. Although we attempt to maintain an adequate level of inventory to provide for these and other contingencies, if our manufacturing processes are disrupted because key components are unavailable, because new components must be revalidated or because an assembler fails to meet our requirements, we may be forced to modify our products to enable another subcontractor to meet our sales requirements or we may be required to cease production of such products altogether until we are able to establish an adequate replacement supplier. Disruptive changes such as these may make us unable to meet our sales commitments to customers. Our failure or delay in meeting our sales commitments could cause sales to decrease and market share to be lost permanently, and could result in significant expenses to obtain alternative sources of supply or assembly with the necessary facilities and know-how.
     We may need to stop selling our BladderChek Tests if we cannot obtain necessary licenses or waivers to use lateral flow technology, and we may need to stop selling other products if third parties assert infringement claims against us.
     Our BladderChek Test uses lateral flow technology consisting of an absorbent material that will soak up urine from a small reservoir at one end of the container housing the test strip and expose the urine to chemicals and antibodies arranged on the surface of or imbedded in the test strip. After a short period of time and after a reaction with our proprietary antibodies, a test result will appear in a window located on the container housing the test strip. The manufacture, use, sale, or import of point of care products which include lateral flow technology requires us to obtain patent licenses in some jurisdictions. In August, 2004, we entered into a license agreement, effective as of April 1, 2004, with one holder of patent rights, Abbott Laboratories, and we are continuing to investigate other licensing arrangements covering our BladderChek Tests. If we are unable to obtain patent licenses to permit us to make, use, sell, or import such products in the United States or in certain other jurisdictions, we will have to stop selling our BladderChek Tests in these jurisdictions until the expiration of the relevant patents or until we are able to arrive at a design solution that uses a different technology. In addition, we may also be subject to litigation that seeks a percentage of the revenues we have received from the sale of our BladderChek Tests. We accrue estimated royalties on sales of the BladderChek Test based on estimates of our obligations under existing licensing agreements and, when probable and estimable, based upon our appraisal of intellectual property claims to which we may be subject. If we are required to obtain additional licenses, the additional royalties due for those licenses may substantially reduce our gross profits and make it difficult or impossible for us to achieve profitability without new product lines or sources of revenue.
     We have not identified or been advised by third parties of any rights owned by others which would require us to secure licenses or waivers in order to manufacture, use, sell or import our Lab Test Kit product. We believe that our use of the patents for nuclear matrix protein technology owned by us or licensed to us do not infringe upon the proprietary rights of third parties. However, it may be difficult or impossible to identify, prior to receipt of notice from a third party, the patent position or other intellectual property rights of the third party, either in the United States or in foreign jurisdictions. If our Lab Test Kits are found to infringe upon other parties’ proprietary rights and we are unable to come to terms with such parties, we may be forced to modify the Lab Test Kits to make them non-infringing or to cease production of such products altogether.
  Our inability to develop and commercialize additional products may adversely affect our ability to achieve profitability.
     We believe that our ability to achieve and maintain profitability in the future will be affected by our progress in producing additional revenue-generating products and technologies. We will receive royalties and other payments from Sysmex Corporation if and when it is successful in commercializing a cervical cancer testing system incorporating our NMP179 technology. Other than the NMP22 products, allergy and other diagnostic products distributed by our European subsidiary and any product or test that may be offered by Sysmex Corporation incorporating our NMP179 technology, none of our technologies is close enough to commercialization to be expected to generate revenue in the foreseeable future, if at all. If we are unable to successfully develop and commercialize other technologies, the future prospects for our business, sales and profits will be materially impaired. In addition, if we are unable to develop and commercialize additional technologies and diversify our revenue streams, greater pressure will be placed on the performance of existing products and our business success will be directly related to success or failure of these few products.
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
     We expect that our Lab Test Kits and our Point Of Care Tests will compete with existing FDA-approved tests, such as tests known as BTA and UroVysion bladder cancer tests, the latter of which has been approved for both monitoring and diagnosing bladder cancer and the former of which has been approved for monitoring bladder cancer and may become approved for diagnosis of bladder cancer; a test known as CEA, which is used primarily for monitoring colorectal and breast cancers; a test known as CA19.9, which is used primarily for monitoring colorectal and gastric cancers; a test known as PSA, which is used primarily for monitoring and screening prostate cancer; tests known as TRUQUANT® BR RIA, CA15.3 and CA27.29, which are used for monitoring breast cancer; and cervical specimen collection and analysis systems known as Imaging-Directed Cytology TM (Cytyc) and FocalPoint TM slide profiler (TriPath Imaging). We are also aware of a number of companies that have announced that they are engaged in developing cancer diagnostic products based upon oncogene technology. Our diagnostic products will also compete with more invasive or expensive procedures such as minimally invasive surgery, bone scans, magnetic resonance imaging and other in vivo imaging techniques. In addition, other companies may introduce competing diagnostic products based on alternative technologies that may adversely affect our competitive position. As a result, our products may become less competitive, obsolete or non-competitive.
     Low reimbursement rates could limit the per-product revenues for our products and make it uneconomical to sell or distribute them, and limitations on the medical circumstances for which reimbursement is provided could reduce the potential market for our products.
     Our ability to successfully convert market opportunities into significant sales for our products depends in part on sufficient levels of payment from insurers and/or patients to enable us and our customers (both physicians and laboratories) to make an adequate profit. Third-party reimbursement policies, patient attitudes and abilities to pay for some or all of their healthcare, national healthcare cost control measures and physician or hospital preferences may each influence per-unit revenues for our products in most countries, usually in different ways in different countries.

     In most countries, third party reimbursement is the most important factor in achieving adequate per-unit pricing. Typically a necessary but not sufficient condition to obtaining third party reimbursement is an approval from that nation’s healthcare product regulatory authorities (such as the FDA in the United States). Approval by the FDA does not ensure approval by similar authorities in other countries. In addition, approvals by these authorities typically do not compel reimbursement by medical insurers, do not establish a reimbursement price nor set forth the specific medical circumstances required to be satisfied in order to qualify for reimbursement. These are typically the province of the health care plans, whether private or public. Further, initial approval by a health care plan does not assure continued reimbursement or stable prices. At a later date some insurers may decide not to continue reimbursement at all, not to continue reimbursement for certain medical applications and/or to decrease the reimbursement amount.
     Insurers make reimbursement coverage decisions and set reimbursement rates based on a variety of factors. Low reimbursement, no reimbursement or reimbursement which requires a patient to pay a significant portion of the cost could have a material adverse impact on our potential revenues if patients are not willing to pay for part or all of the charge for our products themselves.
     In the United States, where patients generally expect insurers to negotiate reimbursement rates, to establish medical circumstances for reimbursement and to pay for 80% or more of the charges, broad scale reimbursement (including both national healthcare plans such as Medicare and most private insurers) has removed financial barriers for a substantial majority of all potential patients. This has created an opportunity for our physician customers to sell our products (or services based on our products) to most of their patients as an aid in diagnosing or monitoring bladder cancer at prices established by the various insurers. Currently, our products are reimbursed by Medicare and many private insurers. If such insurers were to lower reimbursement rates, it may change the number of patients who are tested with our products. We believe lower reimbursement rates would be likely to substantially reduce our revenues from such products in part because physicians may have decreased interest in using our products unless such reimbursement enabled a far greater number of patients to be tested with the products which would offset the per-unit revenue decline for the physicians.
     To date in Germany, where the national reimbursement bodies have not approved our product to be reimbursed, our sales are the result of patients paying for our products themselves (“self-pay patients”). This lack of reimbursement may have limited the number of potential patients for our product. On the other hand, our product sales may have benefited because there have not been restrictions on the amounts which physicians are able to charge physicians have not been induced to order the test only in those medical circumstances contained in a reimbursement policy. However, if the national reimbursement bodies were to designate our products as reimbursable and did so at a low rate or for very limited clinical indications, this could substantially reduce the number of self-pay patients undergoing testing with our products as well as the amounts that self-pay patients would pay and that we would receive on a per-unit basis. Lower prices or limitations on test ordering due to medical conditions might decrease the prices we could charge, lower the volume of tests which may be ordered and, in general, decrease the interest of physicians in using our products unless such reimbursement designation enabled a far greater number of patients to be tested with our products which would offset such per-unit revenue decline for us and for the physicians who order our products.
     Reimbursement decisions can also be affected by national policies designed to keep healthcare costs under control. These policies can limit prices paid for tests or limit the circumstances when such tests will be reimbursed. For example, Medicare has frozen reimbursement for clinical laboratory tests at 2003 levels and future changes could impose limitations on the prices our physician and laboratory customers can charge for the services based on our products. In addition, in the United States, many private insurers determine the reimbursement for diagnostic testing on an individual basis without regard to the prices and medical circumstances set forth by Medicare. While we cannot predict whether any legislative or regulatory proposals will be adopted or the effect that such proposals could have on our business, the announcement or adoption of such proposals could reduce the profitability of our business.
     We expect that reimbursement approval will be obtained in some other countries where our products are sold, but do not believe reimbursement rates in all countries will be as favorable as in the United States. Broad scale reimbursement approval for the BladderChek Test has not yet occurred in the principal countries of Asia (except in Japan) or in the principal countries of Europe (including Germany).
     Even with apparently attractive reimbursement levels, the attitudes of physicians, hospitals, clinics and other customers may limit our per-product revenue because their profit expectations may influence their use of our products and their attitudes toward the price we charge them. To the extent that we are unable to price our products to achieve physician or laboratory profit expectations, sales of our products may suffer.

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
     Labeling and promotional activities are subject to scrutiny in the United States by the FDA and, in certain instances, by the Federal Trade Commission, and by regulatory bodies in most countries outside the United States where we sell products. For example, our Lab Test Kit has received FDA approval and may be promoted by us only as an aid in the management of patients with bladder cancer or as a diagnostic aid for use for previously undiagnosed individuals who have symptoms of or are at risk for bladder cancer. The FDA actively enforces regulations prohibiting the promotion of devices for unapproved uses and the promotion of devices for which premarket approval or clearance has not been obtained. Consequently, for example, we cannot promote the Lab Test Kit or the BladderChek Test for any unapproved use.
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

  We may be unable to establish and maintain relationships with key distributors that could achieve substantial market penetration for our products, including the BladderChek Test, in jurisdictions where we do not have a direct sales force.
  We rely primarily on distributors to market NMP22 BladderChek Tests in territories other than the United States and Germany. To date, our distribution arrangements in those other territories have not produced sales levels or sales growth consistent with the progress achieved by our own direct-to-the-doctor sales force operating in the United States and Germany. We have limited experience in selecting and managing distributors and we do not know whether our existing distributors, or others we may engage in the future, will achieve substantial sales levels of our products in the near term or at all. The failure to successfully harness distribution networks could severely limit the growth potential for our products, including the BladderChek Test.
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
     We need to attract and retain highly qualified scientific, sales and management personnel. We have at any given time only about 75 employees. The loss of multiple members of our scientific staff or a number of outstanding performers of our sales staff, at the same time or within close proximity of each other, and the failure to recruit the necessary additional personnel when needed with specific qualifications and on acceptable terms might impede our research and development efforts and/or our direct-to-the-urologist marketing strategy. We face intense competition for qualified personnel from other companies, research and academic institutions, government entities and other organizations.

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
     Matritech GmbH, our European subsidiary, accounted for approximately 46% of our product sales for the fiscal quarter ended September 30, 2005. Accounts of our European subsidiary are maintained in euros and are translated into U.S. dollars. To the extent that foreign currency exchange rates fluctuate in the future, we may be exposed to significant financial variability, both favorable and unfavorable. During the third quarter of 2005, exchange rate fluctuations were unfavorable as indicated in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Rate changes in the future may lead to unfavorable results.
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
     During 2003, we received reports from customers that one of the products we were then selling through our German subsidiary failed to perform correctly and provided false readings on patients’ conditions. We believe the product performance problems were addressed by the manufacturer of the products, the manufacturer accepted responsibility for defective products and we did not experience any claims by customers. We may face product liability and other claims if the manufacturer fails to satisfactorily address all issues raised by our customers and the patients affected. We terminated our obligations under the distribution agreement with this manufacturer effective September 30, 2005.
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
     The market price of our common stock has historically been, and we expect it to continue to be, volatile. This price has ranged between $.55 and $1.46 in the fifty-two week period ended September 30, 2005. The stock market has from time to time experienced extreme price and volume fluctuations, particularly in the biotechnology sector, which have often been unrelated to the operating performance of particular companies. Factors such as announcements of technological innovations or new products by our competitors or disappointing results by third parties, as well as market conditions in our industry, may significantly influence the market price of our common stock. For example, in the past our stock price has been affected by announcements of clinical trial results and technical breakthroughs at other biotechnology companies. Our stock price has also been affected by our own public announcements regarding such things as quarterly sales and earnings, regulatory agency actions and corporate partnerships. Consequently, events both within and beyond our control may cause shares of our stock to lose their value rapidly.
     In addition, sales of a substantial number of shares of our common stock by stockholders could adversely affect the market price of our shares. In the third quarter of 2005, our shares had an average daily trading volume of only approximately 90,000 shares. In connection with our March 2005 private placement of Series A Preferred Stock and accompanying warrants, we filed a resale registration statement covering more than 14,000,000 shares of common stock for the benefit of our investors. In connection with our March 2004 private placement of common stock and accompanying warrants, we filed a resale registration statement covering up to 7,121,031 shares for the benefit of our investors. In 2003, we filed resale registration statements covering up to 5,371,332 shares for the benefit of our investors in connection with the sale of Convertible Debentures and accompanying warrants and an additional approximately 5,419,000 shares for the benefit of our investors in a private placement of common stock and accompanying warrants. We have also filed resale registration statements in connection with previous private placements. The actual or anticipated resale by such investors under these registration statements may depress the market price of our common stock. Bulk sales of shares of our common stock in a short period of time could also cause the market price for our shares to decline.
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
     On March 4, 2005, we completed the sale of 670,272 shares of our Series A Preferred Stock and accompanying warrants to purchase 4,991,434 of our common stock at a price of $8.80 per share of Preferred Stock for an aggregate consideration of $5,898,394 (before cash expenses and commissions estimated to be approximately $610,000). Additional warrants were issued to a placement agent to purchase 656,920 shares of our common stock at $1.47 per share. Each share of the Series A Preferred Stock is convertible into ten shares of our common stock, resulting in a price per share of common stock in this transaction of $.88. This sale was deemed to be a dilutive issuance under the terms of the Convertible Debentures and our March 2003 Warrants. As a result, the Convertible Debentures became convertible into 2,525,253 shares of our common stock at a price of $.99 per share, representing an increase of 869,623 shares from the conversion terms of the Debenture immediately prior to the transaction. The exercise price of the March 2003 Warrants was also reduced to $.88 per share. If we do a future financing at a price less than $.88 per common share (the “New Base Price”), the conversion rate of the Convertible Debentures will be adjusted down to 112% of the New Base Price and additional shares of our common stock would be issuable upon such conversion. The terms of the March 2003 Warrants also provide for anti-dilution protection, so that the exercise price for such warrants would be adjusted down to the New Base Price in the event of a dilutive financing, or on a weighted-average basis if there are no longer any Convertible Debentures outstanding. The issuance of additional shares upon conversion of the Convertible Debentures would result in further dilution of the ownership interest of our other existing investors, and a decrease in the warrant exercise price may cause a decline in our stock price.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     Investment Portfolio. We own financial instruments that are sensitive to market and interest rate risks as part of our investment portfolio. The investment portfolio is used to preserve our capital until it is required to fund operations including our research and development activities. None of these market risk sensitive instruments is held for trading purposes. Our investment policy prohibits investing in derivatives, and we stringently adhere to this policy. The interest rate on our Convertible Debentures is fixed and therefore not subject to interest rate risk. It is suggested that this paragraph be read in conjunction with Note 1 of Notes to the Consolidated Financial Statements — “Operations and Significant Accounting Policies” of our Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC (File No. 001-12128).
     We invest our cash in securities classified as cash and cash equivalents. At September 30, 2005, these securities totaled $3.8 million and included money market accounts. Changes in interest rates affect the investment income we earn on our investments and, therefore, impact our cash flows and results of operations. A hypothetical 50 basis point decrease in interest rates would result in a decrease in annual interest income and a corresponding increase in net loss of approximately $16,000 for the period ended September 30, 2005.
     Foreign Exchange. The financial statements of Matritech GmbH are translated in accordance with SFAS No. 52, Foreign Currency Translation. The functional currency of our foreign subsidiary is the local currency (euro), and accordingly, all assets and liabilities of the foreign subsidiary are translated using the exchange rate at the balance sheet date except for intercompany receivables which are of long-term-investment nature, and capital accounts which are translated at historical rates. Revenues and expenses are translated monthly at the average rate for the month. Adjustments resulting from the translation from the financial statements of the Matritech GmbH into U.S. dollars are excluded from the determination of net income and are accumulated in a separate component of stockholders’ equity. Foreign currency transaction gains and losses are reported in the accompanying consolidated statements of operations and are immaterial to the results of operations. We had sales denominated in foreign currency of approximately $1,279,000 and $4,168,000 respectively, for the three month and nine month periods ended September 30, 2005.
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
PART II. OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders.
          Reference is made to the information contained in our Current Report on Form 8-K filed July 26, 2005.
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

MATRITECH, INC.
Date: November 9, 2005	By:	/s/ Stephen D. Chubb
Stephen D. Chubb
Director, Chairman and Chief Executive Officer (principal executive officer)

Date: November 9, 2005	By:	/s/ Richard A. Sandberg
Richard A. Sandberg
Director, Vice President, Chief Financial Officer and Treasurer (principal accounting and financial officer)

EXHIBIT INDEX

Exhibit No:	Description

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.