Form 10-Q
period 2006-03-31
MATRITECH INC/DE/
filed 2006-05-15
CIK 884847

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934:
For the quarterly period ended March 31, 2006
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
Yes ☑       No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). ☐ Yes ☑ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated ☐	Accelerated ☐	Non-accelerated ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     As of May 5, 2006, there were 55,737,091 shares of the Registrant’s Common Stock outstanding.

MATRITECH, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
MATRITECH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	December 31,	March 31,
	2005	2006
ASSETS
Current Assets:
Cash and cash equivalents	$1,789,792	$6,147,357
Accounts receivable less allowance of $110,059 in 2005 and $92,334 in 2006	1,534,096	1,402,781
Inventories	756,079	905,236
Prepaid expenses and other current assets	323,660	315,633

Total current assets	4,403,627	8,771,007

Property and equipment, net of accumulated depreciation of $2,211,618 in 2005 and $2,278,716 in 2006	881,243	908,561
Goodwill	132,615	132,615
Other assets	206,948	1,058,622
Receivable from related party	3,551	—

Total assets	$5,627,984	$10,870,805

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of notes payable	$13,571	$19,511
Current maturities of convertible debt	634,971	874,745
Accounts payable	523,742	909,254
Accrued expenses	1,301,719	1,619,452
Deferred revenue	286,186	127,289
Registration rights liability	—	293,984

Total current liabilities	2,760,189	3,844,235

Notes payable, less current maturities	9,979	15,477
Convertible debt, less current maturities	—	1,335,615
Deferred revenue	641,725	637,281
Other long term liabilities	132,852	96,881

Total liabilities	3,544,745	5,929,489

Commitments and Contingencies
Series A Convertible Preferred Stock, $1.00 par value
Authorized — 4,000,000 shares
Designated as Series A Convertible Preferred — 1,426,124 shares
Issued and outstanding — 569,251 shares in 2005 and 223,669 shares in 2006
Liquidation preference of $5,009,409 and $1,968,287 for Series A as of December 31, 2005 and March 31, 2006, respectively	729,495	286,632

	729,495	286,632

Stockholders’ Equity:
Common stock, $0.01 par value
Authorized—90,000,000 shares in 2005 and 2006
Issued and outstanding—47,498,008 shares in 2005 and 53,534,357 shares in 2006	474,979	535,343
Additional paid-in capital	98,800,393	105,100,682
Accumulated other comprehensive income	65,367	98,313
Accumulated deficit	(97,986,995)	(101,079,654)

Total stockholders’ equity	1,353,744	4,654,684

Total liabilities, convertible preferred stock and stockholders’ equity	$5,627,984	$10,870,805

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

MATRITECH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	March 31,
	2005	2006
Revenue:
Product sales, net of allowances	$2,143,184	$2,879,167
Alliance and collaboration revenue	30,685	29,444

Total revenue	2,173,869	2,908,611

Expenses:
Cost of product sales	718,025	790,075
Research & development and clinical & regulatory expense	729,750	831,461
Selling, general and administrative expense	2,891,520	3,484,353

Total operating expenses	4,339,295	5,105,889

Loss from operations	(2,165,426)	(2,197,278)

Interest income	27,375	41,553
Interest expense	(671,650)	(913,275)
Mark-to-market adjustment from warrants	714,304	—
Other expense	—	(23,659)

Net loss	$(2,095,397)	$(3,092,659)

Beneficial conversion feature related to series A convertible preferred stock	(1,627,232)	—

Net loss attributable to common shareholders	$(3,722,629)	$(3,092,659)

Basic and diluted net loss attributable to common shareholders per common share	$(0.09)	$(0.06)

Basic and diluted weighted average number of common shares outstanding	43,467,499	50,811,207

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

MATRITECH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31,
	2005	2006
Cash Flows from Operating Activities:
Net loss	$(2,095,397)	$(3,092,659)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	57,936	62,969
Amortization of debt discount	483,916	480,347
Amortization of deferred charges	39,106	68,775
Stock option expense	—	28,825
Restricted stock & restricted stock unit expense	—	13,416
Issuance of common stock for interest on debt	62,866	12,811
Noncash interest expense	88,828	355,605
Mark-to-market adjustment on warrants	(714,304)	—
Mark-to-market adjustment on registration rights		23,659
Noncash expense related to bonus plan	16,606	12,130
Provision for bad debts	25,272	48,610

Changes in assets and liabilities:
Accounts receivable	69,608	93,605
Inventories	76,771	(140,857)
Prepaid expenses and other assets	(77,548)	(19)
Accounts payable	(676)	384,390
Accrued expenses and other liabilities	(335,944)	39,394
Deferred revenue	(38,264)	(163,341)

Net cash used in operating activities	(2,341,224)	(1,772,340)

Cash Flows from Investing Activities:
Purchases of property and equipment	(66,476)	(69,493)

Net cash used in investing activities	(66,476)	(69,493)

Cash Flows from Financing Activities:
Payments on notes payable	—	(7,380)
Proceeds from sale of preferred stock and warrants, net	5,325,289	—
Proceeds from convertible debentures and warrants, net	—	6,184,053
Proceeds from issuance of common stock under employee stock purchase plan	6,226	—

Net cash provided by financing activities	5,331,515	6,176,673

Effect of foreign exchange on cash and cash equivalents	4,095	22,725

Increase in cash and cash equivalents	2,927,910	4,357,565
Cash and cash equivalents, beginning of period	4,906,178	1,789,792

Cash and cash equivalents, end of period	$7,834,088	$6,147,357

Supplemental Cash Flow Information:
Cash paid during the period for interest	$540	$19

Supplemental Disclosure of Noncash Financing and Investing Activities:
Non-cash dividends to preferred stockholders arising from the beneficial conversion feature	$1,627,232	$—
Beneficial conversion feature on convertible debt	442,027	2,974,992
Issuance of common stock as payment on convertible debt:
Number of shares issued	697,743	1,231,254
Payment on debt in dollars	$631,010	$781,251
Conversion of 345,582 shares of convertible preferred stock to 4,344,466 shares of common stock	—	$442,863
Registration rights liability recorded as a debt discount	—	$305,829
Allocation of $1,285,000 closing cost related to the convertible debt:

	Three Months Ended
	March 31,
	2005	2006
Registration rights liability	—	$35,505
Convertible debt (recorded in other assets)	—	$912,403
Purchase warrants (recorded in additional paid in capital)	—	$337,712
Payment of closing cost related to the convertible debt with issuance of warrant to Placement Agent	—	$471,700
Warrants issued to stockholders and recorded as debt discount to the convertible debt	—	$1,807,876
Conversion of convertible secured debt into common stock	—	$45,000
Purchase of fixed assets through capital lease	—	$18,730
The accompanying notes are an integral part of these interim condensed consolidated financial statements.
MATRITECH, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. Operations and Basis of Presentation
     The quarterly unaudited condensed consolidated financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and United States generally accepted accounting principles and include, in the opinion of management, all adjustments, consisting of normal, recurring adjustments necessary for a fair statement of interim period results. Certain information and footnote disclosures normally included in condensed consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The results for the interim periods presented are not necessarily indicative of results to be expected for any future period. These condensed consolidated financial statements are based upon accounting policies and methods of their application consistent with those used and described in, and should be read in conjunction with, the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the SEC on March 21, 2006 (File No. 001-12128).
     We have incurred losses from operations since our inception. We have an accumulated deficit of $101 million at March 31, 2006. Based on our current forecast of cash utilization, we believe that our existing capital resources will be sufficient to fund operations into the first quarter of 2007, provided that we do not default on our obligation under our Secured Convertible Notes and that we make interest and principal payments due in 2007. Our ability to avoid default and to make these payments in stock is subject to some risks that are beyond the Company’s control including the stock payment conditions set forth in Note 5. We will, as we deem necessary or prudent, continue to seek to raise additional capital and will consider various financing alternatives, including equity or debt financings, issuance of securities convertible into equity and corporate partnering arrangements. However, we may not be able to raise needed capital on terms that are acceptable to us, or at all. If we raise funds on unfavorable terms, we may provide rights and preferences to new investors which are not available to current shareholders. In addition, our existing financing arrangements contain anti-dilutive provisions which may require us to issue additional securities if certain conditions are met. If we do not receive additional financing or do not receive an adequate amount of additional financing, we will be required to curtail our expenses by reducing research and/or marketing or by taking other steps that could hurt our future performance, including but not limited to, the premature sale of some or all of our assets or product lines on undesirable terms, merger with or acquisition by another company on unsatisfactory terms or the cessation of operations. Any future equity financings or retirements of debt with common stock will dilute the ownership interest of our existing investors and may have an adverse impact on the price of our common stock. Any of the foregoing steps may have a material adverse effect on our business, financial condition and results of operations. There can be no assurance that capital will be available on terms acceptable to us, if at all.
2. Summary of Significant Accounting Policies
  (a) Principles of Consolidation
     The consolidated financial statements include the accounts of Matritech, Inc., a Delaware corporation, and our wholly-owned subsidiary, Matritech GmbH, based in Freiburg, Germany. All intercompany balances and transactions have been eliminated at consolidation level.

     (b) Inventories
     Inventories are stated at the lower of cost (determined on a first-in first-out basis) or market and consist of the following:

	December 31,	March 31,
	2005	2006
Raw materials	$206,200	$230,352
Work-in-process	22,117	23,285
Finished goods	462,732	643,757
Consignment inventory	65,030	7,842

	$756,079	$905,236

  (c) Revenue Recognition
     Deferred revenue consists of the following:

	December 31,	March 31,
	2005	2006
Collaboration fees	$715,608	$711,165
Deferred product revenue	212,303	53,405

	$927,911	$764,570

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

	Three Months Ended
	March 31,
	2005	2006
Net loss	$(2,095,397)	$(3,092,659)
Other comprehensive loss
Foreign currency translation adjustments	(9,782)	32,946

Comprehensive loss	$(2,105,179)	$(3,059,713)

(e) Stock-Based Compensation
     Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123R, (“SFAS 123R”), Share-Based Payment, which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS No. 123R, share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant). Prior to January 1, 2006, we accounted for share-based compensation to employees in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. We also followed the disclosure requirements of SFAS No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation, as amended by SFAS 148 (“SFAS 148”), Accounting for Stock-Based Compensation—Transition and Disclosure. We elected to adopt the modified prospective transition method as provided by SFAS 123R and, accordingly, financial statement amounts for the prior periods presented in this Quarterly Report on Form 10-Q have not been restated to reflect the fair value method of expensing share-based compensation. The impact on earnings per share for the three months ended March 31, 2006 was $0.001 per common share.
     The following table presents share-based compensation expenses included in our consolidated statements of operations:

Three Months
Ended March 31
2006
Cost of product sales	$1,519
Research & development and clinical & regulatory expense	8,607
Selling, general and administrative expense	44,245

Share-based compensation expense	$54,371

     There was no capitalized stock-based employee compensation cost as of March 31, 2006. There were no recognized tax benefits during the quarter ended March 31, 2006.
     We estimate the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of our stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and our expected annual dividend yield. We believe that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate choices from the permitted alternatives in calculating the fair values of the Company’s stock options granted in the three months ended March 31, 2006. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.
     The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

Three Months Ended
March 31,
2006
Risk-free interest rate (1)	4.58%
Expected dividend yield	—
Expected life (2)	4.75 years
Expected volatility (3)	68%

(1)	The risk-free interest rate for periods equal to the expected term of the share option is based on the U.S. Treasury yield curve in effect at the time of grant.

(2)	The option term was calculated using the simplified method for estimating expected option life, in accordance with Staff Accounting Bulletin No. 107, Share-Based Payment (“SAB 107”), where the expected life is equal to the sum of the vesting period and the contractual term divided by two.

(3)	The stock volatility for each grant is an estimate of volatility we expect to experience over the term of the option. Historical weekly price changes of our common stock over the most recent period equal to the expected option term play an important role in such estimates. Such estimates have been and will continue to be adjusted for stock market activity.
     We had previously adopted the provisions of SFAS 123, as amended by SFAS 148, through disclosure only. The following table illustrates the effects on net income and earnings per share for the three months ended March 31, 2005 as if the Company had applied the fair value recognition provisions of SFAS 123 to share-based employee awards.

Three Months Ended
March 31,
2005
Net loss attributable to common shareholders	$(3,722,629)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(179,162)

Pro forma net loss attributable to common shareholders	$(3,901,791)

Net loss attributable to common shareholders per common share:
Basic and diluted — as reported	$(0.09)

Basic and diluted — pro forma	$(0.09)

The weighted average grant date fair value for options granted in the first quarter of 2005 was $0.64 per option. The total grant date fair value of options vested in the first quarter of 2005 was $391,681.
     The fair value of each option grant was estimated on the grant date using the Black-Scholes option pricing model with the following assumptions:

Three Months
Ended
March 31,
2005
Risk-free interest rate	3.69 – 4.00%
Expected dividend yield	—
Expected life	5 years
Expected volatility	85%
Stock Incentive Plans
     We have granted incentive and nonqualified options under our 1992 and 2002 incentive and stock option plans and the 1992 and 2002 Directors’ plans. The total shares authorized under the 1992 incentive and stock option plan and the 1992 Directors’ plan are 5,000,000 and 465,000 shares, respectively. There are no shares available for issuance at March 31, 2006 under either the 1992 incentive and stock option plan and the 1992 Directors’ plan. The total shares authorized under the 2002 incentive and stock option plan and the 2002 Directors’ plan are 2,000,000 and 965,000 shares, respectively. The total shares available for issuance at March 31, 2006 under the 2002 incentive and stock option plan and the 2002 Directors’ plan are 221,785 and 755,000 shares, respectively. All option grants, prices and vesting periods are determined by the Board of Directors. Incentive stock options must be granted at a price not less than the fair market value on the date of grant. Options vest at various rates over periods of up to four years and all options issued prior to mid-February 2005 expire ten years from the date of grant. In February 2005, the form of option agreement was changed to reduce the option term to seven years. The exercise price of incentive options granted to an option holder who owns stock possessing more than 10% of the voting power of the outstanding capital stock must be at least equal to 110% of the fair market value of the common stock on the date of grant.
     We have granted restricted stock under our 2002 incentive and stock option plan. All restricted stock grants and vesting periods are determined by the Board of Directors. Restricted stock granted in March 2006 vests over a period of four years for grants with time-based vesting, three years for bonus awards with time-based vesting and two years for grants with performance-based vesting.
     The Company’s policy for issuing shares of stock related to the exercise of stock options is to have the option holder pay the full exercise price of the stock option and in return the Company issues shares of stock directly to the option holder.
     Stock option activity under all of the Company’s stock plans for the quarter ended March 31, 2006 is summarized as follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Life	Intrinsic
	Shares	Price	(in Years	Value
Outstanding at December 31, 2005	3,115,584	$2.82	—	—
Granted	200,400	0.76	—	—
Exercised	—	—	—	—
Terminated:
— Cancellation	—	—	—	—
— Forfeitures	(3,625)	0.95	—	—
— Expiration	(16,954)	3.34	—	—

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Life	Intrinsic
	Shares	Price	(in Years	Value
Outstanding at March 31, 2006	3,295,405	$2.69	5.8	$37,812

Options exercisable at March 31, 2006	2,633,717	$3.15	5.3	$4,500

Weighted average fair value of options granted	$0.45

     The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on our closing stock price of $0.85 as of March 31, 2006, which would have been received by the option holders had all option holders exercised their options as of that date.
     The following table summarizes the status of the Company’s nonvested shares for the quarter ended March 31, 2006:

		Weighted
	Number of	Average Fair
	Shares	Value
Nonvested at December 31, 2005	592,153	$0.59
Granted	200,400	0.45
Vested	(127,240)	0.62
Cancelled	—	—
Forfeited	(3,625)	0.72
Expired	—	—

Nonvested at March 31, 2006	661,688	$0.55

The total grant date fair value of options vested in the first quarter of 2006 was $78,888.
     As of March 31, 2006, there was approximately $260,000 of total unrecognized compensation cost related to nonvested stock options granted under the Company’s stock plans. That cost is expected to be recognized over a weighted-average period of 2 years.
     Restricted stock and restricted stock unit activity under all of the Company’s stock plans for the quarter ended March 31, 2006 is summarized as follows:

Number of
Shares
Outstanding at December 31, 2005	—
Granted	450,012
Terminated	—

Outstanding at March 31, 2006	450,012

Vested restricted stock and restricted stock units at March 31, 2006	—

Weighted average fair value of restricted stock and restricted stock units granted	$0.76

     The aggregate intrinsic value of outstanding restricted stock and restricted stock units as of March 31, 2006 was approximately $45,501. No restricted shares or units vested during the three month period ended March 31, 2006.

     As of March 31, 2006, there was approximately $140,000 of total unrecognized compensation cost related to restricted stock and restricted stock units granted under the Company’s stock plans. That cost is expected to be recognized over a weighted-average period of 1.6 years.
   (f) Net Loss per Common Share
     We compute earnings per share in accordance with SFAS No. 128, Earnings per Share. Basic net loss per common share is computed by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per share is the same as basic loss per share as the effects of our potential common stock equivalents are anti-dilutive. At March 31, 2005, potential common stock equivalents consisted of stock options, warrants, convertible debentures and Series A Convertible Preferred Stock. At March 31, 2006, potential common stock equivalents consisted of stock options, warrants, Secured Convertible Promissory Notes and Series A Convertible Preferred Stock. The number of anti-dilutive securities excluded from the computation of diluted loss per share were 22,667,729 and 34,741,453 for the periods ended March 31, 2005 and 2006, respectively.
  (g) Recent Accounting Pronouncements
     In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs, an amendment of ARB 43, Chapter 4”. SFAS 151 requires certain inventory costs to be recognized as current period expenses. This standard also provides guidance for the allocation of fixed production overhead costs. This standard is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We adopted this standard beginning in 2006, but its adoption did not have a material impact on our financial position, results of operations or cash flows.
     In February 2006, the FASB issued Statement No. 155, Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140 (“SFAS 155”), to simplify and make more consistent the accounting for certain financial instruments. SFAS 155 amends Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, to permit fair value measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS 155 amends Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (a replacement of FASB Statement No. 125), to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 applies to all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006, with early adoption permitted. Our management believes that the adoption of this statement will have no material impact on our financial condition or results of operations.
3. Stockholders’ Equity
     On March 4, 2005, we sold 670,272 shares of Series A Convertible Preferred Stock (the “Series A Preferred Stock”) initially convertible into 6,702,720 shares of our common stock and the warrants to purchase 4,991,434 shares of our common stock (the “2005 Warrants”), for an aggregate consideration of $5,898,394 (before cash commissions and expenses of approximately $610,000). In addition, we issued warrants to a placement agent for a total of 656,920 shares of common stock (with a value of approximately $562,000). Both the 2005 Warrants and the placement agent warrants (collectively the “Warrants”) have an exercise price of $1.47 per share, became exercisable on September 5, 2005 and expire on March 4, 2010.
     See Footnote 5 “Secured Convertible Notes” For information about changes in the conversion rates for the Series A Preferred Stock.
     During the three month period ended March 31, 2006, investors exercised their rights to convert 345,582 shares of Series A Preferred Stock into 4,344,466 shares of common stock.
4. Convertible Debt
     A summary of our convertible debt accounting is as follows:

Proceeds at closing in March 2003	$5,000,000
Less:
Fair value ascribed to the warrants and recorded as debt discount	(950,000)
Fair value ascribed to placement agent warrant and recorded as debt discount	(131,000)
Beneficial conversion feature calculated on date of closing and recorded as debt discount	(199,000)
Additional beneficial conversion feature recorded in the fourth quarter of 2003 as debt discount	(1,497,000)
Additional beneficial conversion feature recorded in the first quarter of 2004 as debt discount	(1,339,000)
Additional beneficial conversion feature recorded in the first quarter of 2005 as debt discount	(442,000)
Cumulative principal payments made in stock	(5,000,000)
Add back:
Cumulative amortization of debt discount and beneficial conversion features	4,558,000

Balance, March 31, 2006	—

     The debt discount has been amortized as interest expense using the effective interest method over the term of the debt. For the three month periods ended March 31, 2005 and 2006, $484,000 and $134,000 respectively, representing amortization of these costs is included in interest expense.
     Debt issuance costs attributable to the March 2003 Convertible Debentures (the “Convertible Debentures”), which totaled approximately $475,000, have been capitalized as other assets and other current assets on the condensed balance sheet and were amortized based on the effective interest method over the term of the debt. For the three month periods ended March 31, 2005, and 2006, $39,000 and $6,700 respectively, representing amortization of these costs is included in interest expense. As of March 31, 2005 and 2006, unamortized debt issuance costs totaled $80,000 and $0, of which $80,000 and $ 0 is included in other current assets.
     See Footnote 5 “Secured Convertible Notes” for information about changes in the conversion rates of the Convertible Debentures.
     The $12,000 interest payments for the first quarter of 2006 were made in stock and the principal repayments in January, February, and March, 2006 of $192,000, $192,000, $385,000, respectively (totaling $769,000 through March 31, 2006) were made in stock. This debt was fully repaid as of March 31, 2006.
5. Secured Convertible Notes
     On January 13, 2006, we entered into a purchase agreement and related documents, pursuant to which we sold 15% Secured Convertible Promissory Notes (the “Secured Convertible Notes”), which were initially convertible into 10,766,092 shares of our common stock, par value $.01 per share, and accompanying warrants to purchase up to 6,459,655 shares of our common stock (“Purchaser Warrants”), for an aggregate consideration of $6,997,960 (before cash commission and expenses of approximately $813,000). The Secured Convertible Notes are convertible into shares of our common stock at an initial conversion price of $0.65 per share of common stock and mature on January 13, 2009. The Purchaser Warrants, which become exercisable on July 14, 2006 and expire on January 13, 2011, have an exercise price of $0.67 per share. Both the conversion price and the exercise price are subject to adjustment in the event of subsequent dilutive issuances. In addition we issued warrants to two placement agents for a total of 1,036,609 shares of our common stock (“Agent Warrants”). The Agent Warrants, which become exercisable on July 14, 2006 and expire on January 13, 2011, have an exercise price of $0.65 per share, and are also subject to adjustments in the event of subsequent dilutive issuances.
     The Secured Convertible Notes allow for payment of both principal and interest in shares of our common stock, so long as certain stock payment conditions are satisfied. The effective conversion price for payments to be made in stock is the lower of the then conversion price, currently $0.65, or 85% of the 10 day volume weighted average price of common stock (the “10-day VWAP”) for the period immediately preceding conversion. No payments are due on the Secured Convertible Notes prior to January 2007. Interest is then payable quarterly, in arrears, after the initial first year’s interest payment is made in January 2007, and principal payments of $291,582 per month (assuming no prepayment or conversion by any Note holder) are due monthly beginning in January 2007. We cannot issue any shares in conversion of Secured Convertible Notes, whether for a conversion initiated by the holders of the Secured Convertible Notes or a repayment of a portion of the Secured Convertible

Notes by us, at a price below $0.61 per share until after stockholder approval is received for payments below that price. The Secured Convertible Notes Purchaser Warrants and Agent Warrants provide anti-dilution protection for the holders, but such protection is limited to a floor of the $0.61 closing sale price of the stock on the day before the closing until after stockholder approval is obtained.
     We must meet all of the following stock payment conditions in order to make interest and principal payments on the Secured Convertible Notes in shares of common stock instead of cash: (i) one or more registration statements is effective and available for the resale of the shares required to be registered by the terms of a Registration Rights Agreement entered into in connection with the January 2006 sale of the Secured Convertible Notes; (ii) the shares of our common stock are designated for quotation or listed on the Nasdaq Capital Market, Nasdaq Global Market or AMEX and have not been suspended from trading on any of such exchanges or markets and no written notice of delisting by any of such exchanges or markets have been received and not resolved; (iii) issuance of the shares will not result in a Secured Convertible Note holder and its affiliates owning more than 9.99% of the outstanding shares of our common stock, unless waived by the holder; (iv) the number of shares to be issued to all holders on a specific payment date shall not exceed 10% of the trading volume (as reported by Bloomberg) of our common stock for the period of 20 consecutive trading days ending on the trading day immediately prior to such payment date; (v) our common stock is not selling at a price below $0.50 per share; (vi) the current price per share of the common stock delivered in payment is equal to or greater than $0.61, or we receive stockholder approval to allow issuances below that price; (vii) prior to receipt of that stockholder approval, the 10-day VWAP of our common stock is equal to or greater than the then-effective conversion price, which is $0.65 as of March 1, 2006; and (viii) we have not issued any notice relating to the redemption of any warrant(s) during the 30 day period immediately prior to the payment date. If we are unable to make payments due in stock because we have not received stockholder approval of payments below $0.61 per share, the interest rate on the Secured Convertible Notes will be increased to 17% for the affected payments.
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
     We have granted each holder of the Secured Convertible Notes the right to participate in our future financing transactions if the holder has $250,000 or more of value of Secured Convertible Notes or shares into which the Secured Convertible Notes have been converted. These rights are subject to the prior right of holders of at least $495,000 of our Series A Convertible Preferred Stock (“Series A Preferred Stock”) to participate in future financings closed on or before December 20, 2006. The holders of the Secured Convertible Notes who qualify for participation rights in our future financing transactions also have the right to exchange up to 50% of then-held principal value of their Secured Convertible Notes for participation in the transaction, subject to an overall restriction for all holders that limits them to an aggregate of 50% of each future financing transaction.
     The Secured Convertible Notes require us to pay interest and liquidated damages and may become immediately due and payable in cash at a premium of 120% of the outstanding principal amount plus accrued interest and damages in the event we default under their terms. Potential defaults would include, among other things:
•	our failure to make payments as they become due;

•	our failure to remain listed on any of the Nasdaq Capital Market, New York Stock Exchange (“NYSE”), AMEX or the Nasdaq Global Market;

•	our failure to have an effective registration statement available for resale of the shares;

•	failure to timely remove restrictive legends from any stock certificates delivered upon conversion;

•	our written notice or public announcement of the intention not to issue shares upon conversion;

•	our making an assignment for the benefit of creditors, or applying for or consenting to the appointment of a receiver or trustee for a substantial portion of our property or business or that of any subsidiary;

•	bankruptcy, insolvency or similar proceedings being filed by or against us or any subsidiary;

•	a sale or disposition of substantially all our assets;

•	our failure to pay our 2003 Convertible Debentures when due;

•	our default on our existing or future liabilities in excess of $250,000; and

•	a breach of any material term of any other transaction document we entered into with the purchasers of the Secured Convertible Notes.
          Under the terms of the transaction documents, we are obligated to file a registration statement covering the shares into which the Secured Convertible Notes may be converted and the shares for which the Purchaser and Agent Warrants may be exercised and, once the registration statement is declared effective, to keep it available for resale of these shares. We are also obligated to keep our stock listed for trading on AMEX, NYSE or Nasdaq. We face potential cash penalties (a) if we fail to register the shares into which the Secured Convertible Notes may be converted or if, once a registration statement is declared effective, we fail to keep it available for resale of these shares and/or (b) if our common stock is not listed or included for quotation on the Nasdaq Capital Market, the Nasdaq Global Market, NYSE or AMEX (each, a “Default Event”). In general, we may be subject to penalties, including payment of 1.5% of the consideration paid for the Secured Convertible Notes for each thirty day period in which a Default Event continues. Our estimates of the potential cash penalties associated with such Default Events are recorded as a separate liability on our balance sheet (the “Registration Rights Liability”). The fair value of the Registration Rights Liability is determined at the end of each accounting period using a probability weighted discounted cash flow technique based on the potential cash penalties and management’s estimates of the likelihood of their occurrence. Subsequent changes in fair value of that liability are reflected in the statement of operations for the applicable period.
     We agreed to seek stockholder approval of an increase in authorized shares of our common stock and of the issuance of our common stock in satisfaction of our obligations under the Secured Convertible Notes or the Purchaser Warrants at a conversion price or exercise price below the $0.61 closing price of our common stock on the last trading day before the closing of our sale of the Secured Convertible Notes. We intend to present these matters to our stockholders at our Annual Meeting of Stockholders to be held prior to June 15, 2006. If we do not receive stockholder approval of this proposal, the floor at which we may issue shares in repayment of the principal and interest is the Secured Convertible Notes will be $0.61 per share.
     The sale has been deemed to be a dilutive issuance under the terms of our Convertible Debentures the warrants issued in connection with our Convertible Dentures in (“March 2003 Warrants”), our Series A Preferred Stock and accompanying 2005 Warrants and some warrants previously issued to a placement agent. As a result, the outstanding Convertible Debentures became currently convertible into 790,305 shares of our common stock at a price of $0.73 per share, and we reserved an additional 269,822 shares to satisfy the conversion terms of the Convertible Debentures. The March 2003 Warrants became exercisable to purchase shares of our common stock at a price of $0.65 per share. The outstanding Series A Preferred Stock became convertible into 7,156,629 shares of our common stock at a price of $0.70 per share, representing a current increase of 1,463,788 shares from the conversion terms of the Series A Preferred Stock at December 31, 2005, and the 2005 Warrants became exercisable to purchase shares of our common stock at a price of $1.34 per share. Additionally the exercise price of warrants granted in October 2003 and March 2004 to a placement agent to purchase an aggregate of 105,821 shares of our common stock were adjusted from $1.67 and $2.00 per share to $0.65 per share.
     The offer and sale of securities in the transaction described above was exempt from registration under the Securities Act in reliance upon Section 4(2) of the Securities Act and Regulation D promulgated there under, as a transaction by an issuer not involving any public offering. The recipients of securities in this transaction represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in this transaction.
     The proceeds of approximately $6,998,000 and the closing costs of $1,285,000 were allocated in the following manner:

	Allocation of	Allocation of
	of	Associated
Instrument	Proceeds	Costs
Secured Convertible Notes	$4,884,000	$912,000
Purchaser Warrants	1,808,000	337,000
Registration Rights Liability	306,000	36,000

	$6,998,000	$1,285,000

     The allocation of the total proceeds among these elements require us to separately record the Registration Rights Liability at its full fair value (approximately $306,000) and then allocate the remaining value between the Purchaser Warrants and the Secured Convertible Notes based on their relative fair values. The fair value of the Registration Rights Liability was determined using a probability weighted discounted cash flow technique based on the potential cash penalties, and subsequent changes in its fair value are reflected in the statement of operations. We valued the Purchaser Warrants using the Black-Scholes pricing model with the following assumptions: dividend yield of zero percent; expected volatility of 68%; risk free interest rate of 4.14% and a term of five years.
     Total closing costs were approximately $1,285,000 and included the Agent Warrants, which we valued at approximately $472,000 using the same method used for valuing the Purchaser Warrants. Debt issuance costs of $912,000 were allocated to the Secured Convertible Notes, have been capitalized as other assets on our condensed consolidated balance sheet and are being amortized based on the effective interest rate method over the term of the Secured Convertible Notes. The $337,000 of costs allocated to the Purchaser Warrants were deducted from the net proceeds attributable to the Purchaser Warrants. We expensed $36,000 of costs allocated to the Registration Rights Liability upon the closing of this transaction.
     The difference between the effective conversion price of the Secured Convertible Notes and the fair value of our common stock on the date of issuance of the Secured Convertible Notes equals the beneficial conversion feature calculated in accordance with EITF 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments. The first step in this calculation shown below divides the value allocated above to the Secured Convertible Notes by the shares issued upon conversion to determine the effective conversion price:

Face Value of Secured		Value Allocated to Secured
Convertible Note	$6,998,000	Convertible Note	$4,884,000
Shares Upon Conversion	10,766,092	Shares Upon Conversion	10,766,092
Conversion Price	$0.65	Effective Conversion Price	$0.454
     The second step in this calculation determines the discount to market based on the effective conversion price and uses this discount to determine the beneficial conversion feature as shown below:

Closing Price January 13, 2006	$0.73
Effective Conversion Price	$0.454
Discount to Market per Share	$0.276
Shares Upon Conversion	10,766,092
Beneficial Conversion Feature	$2,975,000
     This beneficial conversion feature of approximately $2,975,000 was recorded as a debt discount and resulted in a carrying value for the Secured Convertible Notes of $1,909,000 at closing. The difference between the carrying value recorded at closing and the $6,998,000 face value of the Secured Convertible Notes is being accreted over their 3 year term using the effective interest rate method.
     For the three month period ended March 31, 2006, we included $62,000 (representing amortization of deferred financing costs), and $346,000 (representing accretion of debt discount and beneficial conversion feature) in interest expense.
During the period ended March 31, 2006, $45,000 of principal of the Secured Convertible Notes was converted into equity.
     A summary of the Secured Convertible Note accounting is as follows:

Proceeds at closing in January 2006	$6,998,000
Less:
Fair value ascribed to the Purchaser Warrants	(1,808,000)
Fair value of Registration Rights Liability	(306,000)
Beneficial conversion feature calculated on date of closing and recorded as debt discount	(2,975,000)

Carrying value at closing in January 2006	1,909,000
Add back:
Cumulative principal payments made in stock	(45,000)
Cumulative amortization of debt discount and beneficial conversion features	346,000

Balance, March 31, 2006	$2,210,000

     Minimum future payments on the debt are as follows:

Total payments	$9,091,000

Less: Portion related to periodic interest payments	(2,138,000)
Non-cash interest related to debt discount	(4,743,000)

Balance, March 31, 2006	$2,210,000

Less current portion	875,000

Long-term portion	1,335,000

6. Contingencies
     Intellectual Property Rights
     Our NMP22® BladderChek® Test is a point-of-care device which may employ intellectual property for which third parties have patent rights. In August 2004, we entered into a license agreement, effective as of April 1, 2004, with one holder of such patent rights, Abbott Laboratories, and we are continuing to investigate other licensing arrangements covering our BladderChek Tests. We do not know whether we will be successful in securing licenses or waivers from all third parties that may claim rights to point-of-care device technology. If we are required to obtain additional licenses, we cannot currently estimate the extent of any liabilities we may incur or whether future profit margins will be significantly affected by the arrangements we may negotiate.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     This Quarterly Report on Form 10-Q, our other reports and communications to our security holders, as well as oral statements made by our officers or agents may contain forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In particular, certain statements contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” constitute forward-looking statements. Also, statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance or the outcome of litigation (often, but not always, using words or phrases such as “believes”, “expects” or “does not expect”, “is expected”, “anticipates” or “does not anticipate” or “intends” or stating that certain actions, event or results “may”, “could”, “would”, “might” or “will” be taken or achieved) are not statements of historical fact and may be “forward-looking statements”. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements or developments in our business or industry, to differ materially from the anticipated results, performance, achievements or developments expressed or implied by such forward-looking statements. Such risks and uncertainties include the factors set forth in “Risk Factors” in this Quarterly Report on Form 10-Q and in our other reports filed with the SEC. Readers should not place undue reliance on any such forward-looking statements, which speak only as of the date they are made. Forward-looking statements are based on our management’s current plans, estimates, opinions and projections, and we assume no obligation to update forward-looking statements if assumptions regarding these plans, estimates, opinions or projections should change. This discussion should be read in conjunction with the consolidated financial statements and related notes for the periods specified. Further reference should be made to our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
Overview
     Our most important source of revenue and revenue growth in the near term is our NMP22 BladderChek Test, a point-of-care test product developed by our scientists based upon our proprietary NMP technology. We have our own sales forces, based in the U.S. and Germany, which sell our NMP22 BladderChek Test directly to physicians. The primary market for this product through the first quarter of 2006 has been urologists, but we are in the early stages of a planned expansion of our user base to include gynecologists and other physicians. We also utilize distributors to sell our NMP22 BladderChek Test in countries other than the U.S. and Germany.

     Selling, general and administrative expenses, or SG&A, generally continue to increase as a result of the higher costs needed to support the direct distribution of our NMP22 BladderChek Tests. Our goal is to generate sufficient additional gross profit from sales growth to cover our increased selling expenses and achieve our goal of profitability. In addition, because the financial future of Matritech is so closely related to increasing the sales of our NMP22 BladderChek Tests, we are taking steps to ensure we can meet anticipated demand for these devices in the future.
     We are continuing our collaboration with Sysmex Corporation, a leading manufacturer of automated laboratory instruments based in Kobe, Japan, in the field of cervical sample testing. We are also continuing the development of our core diagnostic technology in breast cancer. We measure our progress in these programs by achievements such as entering into new strategic partnerships or alliances (see “Agreements” below), obtaining positive clinical trial results (see “Products”), and ultimately securing regulatory approvals such as the four FDA approvals for our NMP22 products and the two Japanese Ministry of Health, Labor and Welfare approvals for those products. Our goal is to limit the increase in our own annual research, development, clinical and regulatory expenditures to less than 20% per year over the next few years. Research and development expenditures were 14% higher in the first quarter of 2006 than for the same period in 2005.
     We have been unprofitable since inception and expect to incur significant additional operating losses for at least the next two years. We do not expect to achieve profitability until we greatly expand the number of physicians using our NMP22 BladderChek Test product, increase their rate of usage of that test or develop other sources of revenues from our collaboration and research and development projects. For the period from inception to March 31, 2006, we incurred a cumulative net loss of approximately $101 million. To provide funds to support our direct sales force and our ongoing research and development efforts, we raised additional capital in 2004, 2005 and January 2006. A failure to adequately finance the Company would have a material adverse impact on our ability to achieve our objectives. Success in raising capital to fund the cost of product distribution and development programs is an important element of our strategy.
Results of Operations
  Quarter Ended March 31, 2005 (“Q1 2005”) Compared with Quarter Ended March 31, 2006 (“Q1 2006”)
Revenues

	Q1 2005	Q1 2006	$ Change	% Change
Product Sales (net of allowances):
NMP22 BladderChek Test Sales	$1,478,000	$2,387,000	$909,000	62%
NMP22 Lab Test Kit Sales	187,000	252,000	65,000	35%
Other Product Sales	478,000	240,000	(238,000)	(50%)

Total Product Sales	2,143,000	2,879,000	736,000	34%

Alliance and Collaboration Revenue	31,000	29,000	(2,000)	(6%)

Total Revenue	$2,174,000	$2,908,000	$734,000	34%

     The increase in revenue from the first quarter of 2005 to the first quarter of 2006 in our NMP22 product line is due to a $1,099,000 sales increase, primarily in the U.S. and Germany, offset by a $125,000 unfavorable exchange rate impact. BladderChek Test sales accounted for over 90% of sales in the NMP22 product line in the first quarter of 2006, compared to 89% in the first quarter of 2005. The BladderChek Test sales growth is the result of expanding our direct-to-the-doctor sales staff in the U.S., continuing our direct-to-the-doctor selling activity in Germany and obtaining additional reimbursement coverage by health plan insurance payors throughout the United States. We include in the category of Lab Test Kit sales the sale by Diagnostic Products Corporation (“DPC”) in Germany of a fully automated laboratory test incorporating our NMP22 technology that DPC manufactured for use on its automated laboratory analyzers. We terminated our Product Supply and Marketing Agreement with Diagnostic Products Corporation effective December 31, 2005.
     The decrease in revenue from our non-NMP22 products (Other Product Sales) is mainly due to a decrease in sales of third party allergy and other diagnostic products, principally in Germany. Our distribution agreement with Hitachi Chemical Diagnostics, Inc. was terminated effective September 30, 2005 and in the fall of 2005, Matritech GmbH began selling allergy products manufactured by another company. We expect sales of these allergy products by Matritech GmbH to continue for at least the near term. However, we expect our Other Product Sales will continue to be substantially lower than in the periods prior to termination of the Hitachi agreement. If we do not continue to sell another allergy product line, our Other Product Sales in future quarters could diminish much further and become immaterial to our revenues.

     When we have sufficient history to estimate product returns for a distributor, we recognize revenue when we ship our NMP22 BladderChek Tests to that distributor. During the first quarter of 2006 we sold approximately $51,000 of our NMP22 BladderChek Test to distributors for which we had sufficient history to estimate returns. In the first quarter of 2006, we sold our NMP22 BladderChek Test to certain distributors for which we did not have sufficient history to estimate returns. Accordingly, those shipments were recorded as deferred revenue and will be recognized as revenue when the distributor reports to us that it has either shipped or disposed of the devices (indicating that the possibility of return is remote), or when we are able to reasonably estimate and reserve for returns. At December 31, 2005 and March 31, 2006, $212,000 and $54,000, remained in deferred product revenue, respectively.
     During the first quarter of 2006, we determined that we have sufficient history to estimate product returns for two additional distributors and therefore are now recognizing revenue when we ship our NMP22 BladderChek Tests to these distributors. We have also recognized all deferred revenue relating to our NMP22 BladderChek Test shipments to these distributors at March 31, 2006. This has resulted in our recognizing $150,000 of our NMP22 BladderChek Test shipments to distributors which previously would have been in deferred revenue.
     Deferred revenue consists of the following:

	December 31, 2005	March 31, 2006	$ Change	% Change
Collaboration fees	$716,000	$711,000	$(5,000)	(1%)
Deferred product revenue	212,000	54,000	(158,000)	(75%)

	$928,000	$765,000	$(163,000)	(18%)

     The decrease in the deferred product revenue balance from the fourth quarter of 2005 to the first quarter of 2006 is a result of an increase in the number of distributors for which we have sufficient history to estimate product returns, allowing us to recognize revenue currently from prior sales to those distributors. Deferred product revenue also decreased because distributors for which we do not have sufficient history to estimate product returns shipped more NMP22 BladderChek Tests to end user customers than we shipped to these distribuors.
Cost of Product Sales

	Q1 2005	Q1 2006	$ Change	% Change
Product Sales	$2,143,000	$2,879,000	$736,000	34%
Cost of Product Sales	718,000	790,000	72,000	10%

Gross Profit	$1,425,000	$2,089,000	$664,000	47%

Gross Profit Margin	66%	73%
     The decrease in cost of product sales on a percentage basis and the increase in our gross profit margin is largely the result of increased sales of higher margin NMP22 products worldwide as a percentage of total sales from 78% in the first quarter of 2005 to 92% for the first quarter of 2006. Cost of product sales includes payroll-related expenses, product materials, rent and related overhead expenses, supplies, depreciation of fixed assets used in production as well as royalties paid to third parties. Gross profit is calculated by deducting the cost of product sales from product sales.
Research & development and clinical & regulatory expenses

	Q1 2005	Q1 2006	$ Change	% Change
Research & development and clinical & regulatory expenses	$730,000	$831,000	$101,000	14%
     Research and development, clinical and regulatory expenses increased in 2006 compared to the first quarter of 2005 primarily due to a $66,000 increase in personnel costs and a $32,000 increase in lab supply costs.
Selling, General and Administrative Expenses

	Q1 2005	Q1 2006	$ Change	% Change
Gross Profit	$1,425,000	$2,089,000	$664,000	47%
Selling, General and Administrative Expenses	2,892,000	3,484,000	592,000	20%
SG&A as % of Gross Profit	203%	167%

     Selling, general and administrative expenses increased primarily due to a $419,000 increase in payroll costs resulting from increased headcount, mainly to support direct sales efforts described above and a $164,000 increase in sales-related marketing expenses.
     We believe that a decrease in our SG&A expenses as a percentage of our gross profit from 203% in the first quarter of 2005 to 167% in the first quarter of 2006 is a useful measure of our performance. During 2006, we expect gross profits to increase more rapidly than sales as our higher margin NMP22 BladderChek Test continues to represent a larger percentage of our sales and the lower margin non-NMP22 products decrease as a percentage of sales. We also expect the growth in gross profits to exceed the growth in SG&A expenses, which we expect to continue to decline as a percentage of our gross profit.
Operating Loss

	Q1 2005	Q1 2006	$ Change	% Change
Operating Loss	$2,165,000	$2,197,000	$32,000	2%
     The operating loss increased slightly primarily due to increased selling, general and administrative expenses discussed above.
Interest Income

	Q1 2005	Q1 2006	$ Change	% Change
Interest Income	$27,000	$42,000	$15,000	56%
     Interest income increased over the first quarter of 2005 due to a higher average cash balance as well as higher interest rates.
Interest Expense

	Q1 2005	Q1 2006	$ Change	% Change
Interest Related to Convertible Debt:
Interest Paid (or to be Paid) in Stock	$50,000	$233,000	$183,000	366%
Non-Cash Charges to Interest Expense	621,000	680,000	59,000	10%

Total	671,000	913,000	242,000	36%

Interest Related to Other Debt:
Interest Paid in Cash	1,000	—	(1,000)	(100%)

Total Interest	$672,000	$913,000	$241,000	36%

March 2003 Convertible Debentures
     We completed a $5.0 million private placement of Convertible Debentures in March of 2003 and, subsequent to issuance, have recorded an additional $4.6 million of non-cash charges related to the Convertible Debentures which were charged to our income statement through March 31, 2006. As of March 31, 2006, all of the non-cash charges and deferred financing costs have been amortized and charged as interest expense.
     The $12,000 of interest payments for the first quarter of 2006 were made in stock and the principal repayments in 2006 of (totaling $769,000 through March 31, 2006) were made in stock.. This debt was fully repaid as of March 31, 2006.
     Non-Cash Charges to Interest Expense consisted of:
•	$7,000 of amortized deferred financing costs, which contributed to reducing the original $475,000 balance of deferred financing costs to $0 at March 31, 2006;

•	$131,000 of non-cash charges to record the discount to valuation incurred when making the principal and interest repayments in stock rather than cash; and

•	$134,000 of amortized debt discount, which contributed to reducing the $4,558,000 of debt discount on our

$5,000,000 note to $0 at March 31, 2006.
     The following table demonstrates the accounting for the Convertible Debentures and related discounts during 2003, 2004, 2005 and 2006 and the resulting balance at March 31, 2006.

Value of
Debentures
Original Value of Debt	$5,000,000
Discounts Recorded in 2003	(2,777,000)
2003 Amortization of Discounts	644,000

Carrying Value of Debt at 12/31/2003	$2,867,000

Discounts Recorded in 2004	(1,339,000)
2004 Amortization of Discounts	2,150,000
Payment in Stock	(1,923,000)

Carrying Value of Debt at 12/31/2004	$1,755,000

Discounts Recorded in 2005	(442,000)
2005 Amortization of Discounts	1,630,000
Payment in Stock	(2,308,000)

Carrying Value of Debt at 12/31/05	$635,000

2006 Amortization of Discounts	134,000

Payment in Stock	(769,000)

Carrying Value of Debt at 3/31/06	$0

January 2006 Secured Convertible Notes
     In January 2006, we sold Secured Convertible Notes and recorded $6.0 million of non-cash charges related thereto which charges are being charged to our statement of operations through December 2008. As of March 31, 2006, approximately $408,000 of the $6.0 million non-cash charges and deferred financing costs have been amortized and charged as interest expense and the remaining $5.6 million will be amortized using the effective interest rate method over the remaining quarters through December 2008 (approximately, $1,821,000, $2,645,000 and $1,127,000 in 2006, 2007 and 2008, respectively).
     Non-Cash Charges to Interest Expense consisted of:
•	$62,000 of amortized deferred financing costs, which contributed to reducing the original $912,000 balance of deferred financing costs to $850,000 at March 31, 2006; and

•	$346,000 of amortized debt discount, which contributed to reducing the $5,088,000 of debt discount to $4,742,000 at March 31, 2006.
     The following table demonstrates the accounting for the Secured Convertible Notes and related discounts during the period ended March 31, 2006.

Value of Notes
Original Value of Debt	$6,998,000
Discounts Recorded in 2006	(5,089,000)
2006 Amortization of Discounts	346,000
Payment in Stock	(45,000)

Carrying Value of Debt at 3/31/06	$2,210,000

Mark-to-Market Adjustment From Warrants

	Q1 2005	Q1 2006	$ Change	% Change
Mark-to-market Adjustment From Warrants	$714,000	—	($714,000)	(100%)

Mark-to-market adjustment from warrants represents the net decrease in fair value of the 2005 Warrants we issued in connection with our Series A Preferred Stock issuance in March 2005. Transaction costs of $390,000 were allocated to the warrants and expensed upon closing of the transaction, offsetting subsequent mark-to-market warrant adjustments. In the second quarter of 2005 the registration statement covering resale of the Warrant Shares became effective and the 2005 Warrants were reclassified as equity because there is no future potential for a net cash settlement with regard to the 2005 Warrants. Therefore, there is no mark-to-market adjustment in the first quarter of 2006.
Other Expense

	Q1 2005	Q1 2006	$ Change	% Change
Other Expense	—	$24,000	$24,000	100%
     Other expense is comprised of $36,000 of transaction costs allocated to the Registration Rights Liability from our January 2006 financing, expensed upon closing of the transaction, offset by subsequent changes in the fair value of the Registration Right Liability.
Net Loss

	Q1 2005	Q1 2006	$ Change	% Change
Net Loss	$2,095,000	$3,093,000	$998,000	48%
Net Loss Attributable to Common Shareholders	$3,723,000	$3,093,000	$(630,000)	(17%)
     The net loss increased primarily due to the absence in the first quarter of 2006 of the favorable impact of the mark-to-market warrant adjustment and increased selling, general and administrative expenses, partially offset by an increase in revenues. The net loss attributable to common shareholders decreased primarily due to the absence in the first quarter of 2006 of the deemed dividend arising from the beneficial conversion feature charge associated with the 2005 Series A Preferred Stock, as well as the factors affecting the increase in net loss described above. The amount of the beneficial conversion feature was immediately accreted in the 2005 period as a deemed dividend for the Series A Preferred Stock on the date of issuance since the preferred stock was immediately convertible. The deemed dividends have been reflected as an adjustment to net loss attributable to common shareholders on our Consolidated Statements of Operations.
Stock-Based Compensation
     Effective January 1, 2006, we adopted SFAS No. 123R, Share-Based Payment which requires all share-based payments to employees, including grants of employee stock options, to be recognized in our financial statements based on their fair value. The fair value is estimated at the date of grant using a Black-Scholes option pricing model with weighted average assumptions for the activity under our stock plans. Option pricing model input assumptions such as expected term, expected volatility, and risk-free interest rate, impact the fair value estimate. Further, the forfeiture rate impacts the amount of aggregate compensation. These assumptions are subjective and generally require significant analysis and judgment to develop. When estimating the fair value, some of the assumptions will be based on or determined from external data and other assumptions may be derived from our historical experience with share-based payment arrangements. The appropriate weight to place on historical experience is a matter of judgment, based on relevant facts and circumstances.
     The option term was calculated using the simplified method, as allowed by Staff Accounting Bulletin No. 107, Share-Based Payment, where the expected life is equal to the sum of the vesting period and the contractual term divided by two.
     The risk-free interest rate for periods equal to the expected term of the share option is based on the U.S. Treasury yield curve in effect at the time of grant.
     The stock volatility is measured using the weighted average of historical weekly price changes of our common stock over the most recent period equal to the expected option term.

Liquidity and Capital Resources
     Our operating activities used cash in both the first three months of 2005 and 2006 primarily to fund our Net Losses excluding non-cash charges. The non-cash charges comprise primarily of depreciation and amortization expenses, and amortization of debt discounts and deferred charges related to our convertible debt.
Summary Cash Flow

	Three Months	Three Months
	Ended	Ended
	March 31, 2005	March 31, 2006
Net Loss	$(2,095,000)	$(3,093,000)
Non-cash Charges	60,000	1,107,000
Changes in Assets and Liabilities	(306,000)	213,000

Net Operating Uses	(2,341,000)	(1,773,000)
Net Investment Uses	(66,000)	(69,000)
Net Financing Sources	5,331,000	6,177,000
Foreign exchange effect	4,000	23,000

Change in cash and cash equivalents	$2,928,000	$4,358,000

     We expect that the Days Sales Outstanding (“DSO”) is likely to be higher in the future than the 41 days measured at March 31, 2006. We expect U.S. direct-to-physician revenues as a percentage of total revenues to increase and, since our DSO on US direct-to-physician sales was 69 days, we expect our average DSO to increase as US sales become a larger percent of our total. Our DSO calculation at March 31, 2005 was 33 days.
     We have incurred losses from operations since our inception. We have an accumulated deficit of $101 million at March 31, 2006. Based on our current forecast of cash utilization, we believe that our existing capital resources will be sufficient to fund operations into the first quarter of 2007, provided that we do not default on our obligation under our Secured Convertible Notes and that we make interest and principal payments due in 2007. Our ability to avoid default and to make these payments in stock is subject to some risks that are beyond the Company’s control including the stock payment conditions set forth in Note 5. We will, as we deem necessary or prudent, continue to seek to raise additional capital and will consider various financing alternatives, including equity or debt financings, issuance of securities convertible into equity and corporate partnering arrangements. However, we may not be able to raise needed capital on terms that are acceptable to us, or at all.
     We have substantially increased our indebtedness to approximately $7.0 million as of March 31, 2006. The Secured Convertible Notes, which account for almost all of that indebtedness allow for payment of both principal and interest in shares of our common stock, so long as we satisfy certain conditions. The effective conversion price for payments to be made in stock is the lower of the then conversion price, currently $0.65, or 85% of the 10-day VWAP for the period immediately preceding conversion. Except for payments made as a result of optional conversions by a holder, no payments are due on the Secured Convertible Notes prior to January 13, 2007 when interest on the period between January 13, 2006 and January 13, 2007 will become due and payable. Thereafter, interest is payable quarterly, in arrears, and principal payments of $291,582 per month (assuming no prepayment or conversion by any Note holder) are due monthly beginning in January 2007. We are not permitted to issue any shares upon the conversion of Secured Convertible Notes, whether for a conversion initiated by the holders thereof or a repayment of a portion of the Secured Convertible Notes by us, at a price below $0.61 per share until after we receive stockholder approval allowing payments below that price.
     We must meet all of the following conditions in order to make interest and principal payments on the Secured Convertible Notes in shares of our common stock instead of cash: (i) one or more registration statements is effective and available for the resale of the shares required to be registered by the terms of a Registration Rights Agreement entered into in connection with the sale of the Secured Convertible Notes; (ii) the shares of common stock are designated for quotation or listed on the Nasdaq Capital Market, Nasdaq Global Market or AMEX and have not been suspended from trading on any of such exchanges or markets and no written notice of delisting by any of such exchanges or markets have been received and not resolved; (iii) issuance of the shares will not result in a Secured Convertible Note holder and its affiliates owning more than 9.99% of the outstanding shares of our common stock, unless waived by the holder; (iv) the number of shares to be issued to all holders on a specific payment date shall not exceed 10% of the trading volume (as reported by Bloomberg) of our common stock for the period of 20 consecutive trading days ending on the trading day immediately prior to the applicable payment date; (v) our common stock is not selling at a price below $0.50 per share; (vi) the current price per share of the common stock delivered in payment is equal to or greater than $0.61, or we receive stockholder approval to allow issuances below that price; (vii) prior to receipt of that stockholder approval, the 10-day VWAP of our common stock is equal to or greater than the then-effective conversion price, which is $0.65 as of March 31, 2006; and (viii) we have not issued any notice relating to the redemption of any warrant(s) during the 30 day period immediately prior to the applicable payment date. If we are not able to make payments of interest and principal payments on the Secured Convertible Notes in shares of stock, these payments must be made in cash. Unless we are able to raise additional capital from another source, we may not have sufficient funds to make these payments.
     We will not be able to raise significant additional capital unless we receive stockholder approval of an increase in our authorized common stock. As of March 31, 2006, we have fewer than 700,000 shares of our common stock available to sell in future financings. The balance of our authorized common stock of 90,000,000 shares is outstanding or reserved for other existing obligations. If we cannot repay our Secured Convertible Notes in shares of our common stock because we fail to meet the stock payment conditions or because we have no shares of common stock available for issuance, we must repay them in cash. However, without further stockholder action to approve an increase in our authorized shares, we are unlikely to be able to raise sufficient additional cash to cover the required repayments of the Secured Convertible Notes.
     Our existing securities restrict our future financing options. For example, our Series A Preferred Stock imposes a limitation on indebtedness not outstanding on March 4, 2005 in excess of $7,500,000, except in limited forms. While our Secured Convertible Notes are outstanding, we also have restrictions on incurring additional indebtedness (other than receivables financing not to exceed 80% of our receivables and equipment purchase or lease financing not to exceed $200,000), as well as restrictions on payment of cash dividends and redemption of securities. Moreover, we have granted to a collateral agent on behalf of the holders of the Secured Convertible Notes a security interest in collateral including some cell lines, equipment, inventory and general intangibles related to our NMP22 product line, as well as proceeds from any sale of that product line. We also granted license rights to the collateral agent in the field of bladder cancer detection to some of our patents related to the NMP22 products, sublicense rights to patents licensed to us and used in connection with the NMP22 product line, and license rights to trademarks used exclusively in connection with the NMP22 product line. The NMP22 product line, portions of which serve as collateral for the Secured Convertible Notes, includes all of our currently commercialized products. The agreements reflecting the collateral and license arrangements contain restrictions on our sale or abandonment of the collateral and the patent rights. Further, these agreements afford the collateral agent the right to assume control of and sell the collateral and to use the license rights exclusively within the field of bladder cancer detection in the event of our default in our obligations under the Secured Convertible Notes. If we default on these obligations, and the collateral is sold, we will lose our primary source of operating income, which would have a material adverse effect on our business and would severely jeopardize our ability to continue operations.
     If we do not receive an adequate amount of additional financing in the future or we do not consummate a future financing on a timely basis, we will be required to curtail our expenses by reducing research and/or marketing or by taking other steps that could hurt our future performance, including but not limited to, the termination of major portions of our research and development activities, the premature sale of some or all of our assets or product lines on undesirable terms, merger with or acquisition by another company on unsatisfactory terms or the cessation of operations. If we raise funds on unfavorable terms, we may provide rights and preferences to new investors that are not available to our current stockholders or debt holders. For example, we granted license rights to portions of our patent portfolio to a collateral agent, on behalf of the holders of Secured Convertible Notes, and we have granted preferences upon liquidation to holders of our Series A Preferred Stock. These types of rights and preferences provide a more secure investment position to the holders of these securities than holders of our common stock have .
     Any future equity financings will dilute the ownership interest of our existing investors and may have an adverse impact on the price of our common stock. As of March 31, 2006, the total shares reserved were:

		Conversion
	Common	Or Exercise Price
Security	Shares	Low	High
Common stock outstanding	53,534,000	—	—
Stock reserved for converting debentures	215,000	$.73	$.73
Stock reserved for converting notes	10,697,000	.65	.65
Stock reserved for warrant exercises	17,723,000	.65	2.70
Stock reserved for outstanding stock options and restricted stock units	3,745,000	.55	13.13
Stock available for issuance under stock plans	997,000	—	—
Stock reserved for Series A Preferred Stock	2,812,000	.70	.70

Total	89,723,000

     The above table includes shares for converting the Series A Preferred Stock. We plan to use our common stock to pay interest on the Secured Convertible Notes and to repay the principal of the Secured Convertible Notes, and such use of our common stock will result in further dilution.
     The sale of the Secured Convertible Notes and the Purchaser Warrants has been deemed to be a dilutive issuance under the terms of our Convertible Debentures and accompanying March 2003 Warrants, our Series A Preferred Stock and accompanying March 2005 Warrants, and some warrants previously issued to a placement agent. As a result, as of January 13, 2006, the Convertible Debentures became convertible at a price of $0.73 per share, and we reserved an additional 269,822 shares for payment of these Convertible Debentures. The exercise price of our March 2003 Warrants was also adjusted to $0.65 per share. As of January 13, 2006, our Series A Preferred Stock became convertible at a price of $0.70 per share, resulting in an increase of number of shares issuable upon conversion to 1,463,788, and the exercise price of the accompanying March 2005 Warrants was adjusted to $1.34 per share. The exercise price of warrants granted in October 2003 and March 2004 to a placement agent to purchase an aggregate of 105,821 shares of our common stock were adjusted from $1.67 and $2.00 per share to $0.65 per share.
  Financings
     On January 13, 2006, we entered into a purchase agreement and related documents, pursuant to which we sold the Secured Convertible Notes maturing January 13, 2009, which were initially convertible into 10,766,092 shares of our common stock, par value $.01 per share, and accompanying Purchaser Warrants to purchase up to 6,459,655 shares of our common stock, for an aggregate consideration of $6,997,960 (before cash commission and expenses of approximately $748,000). The Secured Convertible Notes are convertible into shares of our common stock at an initial conversion price of $0.65 per share of common stock. The Purchaser Warrants, which become exercisable on July 14, 2006 and expire on January 13, 2011, have an exercise price of $0.67 per share. We also issued Agent Warrants in connection with the January 2006 financing to purchase up to 1,036,609 shares of our common stock at an exercise price of $0.65 per share. Both the conversion price of the Secured Convertible Notes and the exercise price of both the Purchaser Warrants and the Agent Warrants are subject to adjustment in the event of subsequent dilutive issuances.
     The Secured Convertible Notes allow for payment of both principal and interest in shares of our common stock, so long as we satisfy certain conditions. The effective conversion price for payments to be made in stock is the lower of the then conversion price, currently $0.65, or 85% of the 10 day volume weighted average price of common stock (the “10-day VWAP”) on AMEX at the time any payment is due. Except for payments made as a result of optional conversions by a holder, no payments are due on the Secured Convertible Notes prior to January 2007, when interest is due for the period from January 13, 2006 to January 13, 2007. Thereafter, interest is payable quarterly, in arrears, and principal payments of $291,582 per month (assuming no prepayment or conversion by any Note holder) are due monthly beginning in January 2007. We cannot issue any shares in conversion of Secured Convertible Notes, whether for a conversion initiated by the holders of the Secured Convertible Notes or a repayment of a portion of the Secured Convertible Notes by us, at a price below $0.61 per share until after stockholder approval is received for payments below that price. The Secured Convertible Notes, Purchaser Warrants and Agent Warrants provide anti-dilution protection for the holders, but this protection is limited to a floor of the $0.61 per share closing sale price of our common stock on January 12, 2006, until after stockholder approval is obtained for any payments in stock at a lower price.
     We must meet all of the following conditions in order to make interest and principal payments on the Secured Convertible Notes in shares of common stock instead of cash: (i) one or more registration statements is effective and available for the resale of the shares required to be registered by the terms of a Registration Rights Agreement entered into in connection with the January 2006 financing; (ii) the shares of our common stock are designated for quotation or listed on the Nasdaq Capital Market, Nasdaq Global Market or AMEX and have not been suspended from trading on any of such exchanges or markets and no written notice of delisting by any of such exchanges or markets have been received and not resolved; (iii) issuance of the shares will not result in a Secured Convertible Note holder and its affiliates owning more than 9.99% of the outstanding shares of our common stock, unless waived by the holder; (iv) the number of shares to be issued to all holders on a specific payment date shall not exceed 10% of the trading volume (as reported by Bloomberg) of our common stock for the period of 20 consecutive trading days ending on the trading day immediately prior to such payment date; (v) our common stock is not selling at a price below $0.50 per share; (vi) the current price per share of the common stock delivered in payment is equal to or greater than $0.61, or we receive stockholder approval to allow issuances below that price; (vii) prior to receipt of that stockholder approval, the 10-day VWAP of our common stock is equal to or greater than the then-effective conversion price, which is $0.65 as of March 31, 2006; and (viii) we have not issued any notice relating to the redemption of any warrant(s) during the 30 day period immediately prior to the payment date. If we are unable to make payments due in stock because we have not received stockholder approval of payments below $0.61 per share, the interest rate on the Secured Convertible Notes will be increased to 17% for the affected payments.

     While the Secured Convertible Notes are outstanding, we have restrictions on incurring additional indebtedness (other than receivables financing not to exceed 80% of receivables and equipment purchase or lease financing not to exceed $200,000), as well as restrictions on payment of cash dividends and redemption of securities. Our obligations under the Secured Convertible Notes are secured by first priority liens, effective April 1, 2006, against certain assets related to our NMP22 product line. The security interest covers cell lines, equipment, inventory and general intangibles related to the NMP22 product line, as well as proceeds from the sale of that product line. We also entered into a contingent license agreement with the Collateral Agent, SDS Capital Group SPC, Ltd., granting license rights in the field of bladder cancer detection to some of our patents related to the NMP22 products, sublicense rights to patents licensed to us and used in connection with the NMP22 product line, and license rights to trademarks used exclusively in connection with the NMP22 product line.
     We have granted the holders of Secured Convertible Notes or shares of our common stock issued upon conversion of the Secured Convertible Notes valued at or in excess of $250,000 the right to participate in future financing transactions. These rights are subject to the prior right of holders of at least $495,000 of our Series A Preferred Stock to participate in future financings closed on or before December 20, 2006. The holders of the Secured Convertible Notes who qualify for participation rights in our future financing transactions also have the right to exchange up to 50% of the then-held principal value of their Secured Convertible Notes for participation in the transaction, subject to an overall restriction for all holders that limits them to an aggregate of 50% of each future financing transaction.
     The Secured Convertible Notes require us to pay interest and liquidated damages and may become immediately due and payable in cash at a premium of 120% of the outstanding principal amount plus accrued interest and damages in the event we default under their terms. Potential defaults would include, among other things:
•	our failure to make payments as they become due;

•	our failure to remain listed on any of the Nasdaq Capital Market, NYSE, AMEX or the Nasdaq Global Market;

•	our failure to have an effective registration statement available for resale of the shares upon conversion of the Secured Convertible Notes;

•	failure to timely remove restrictive legends from any stock certificates delivered upon conversion;

•	our written notice or public announcement of the intention not to issue shares upon conversion;

•	our making an assignment for the benefit of creditors, or applying for or consenting to the appointment of a receiver or trustee for a substantial portion of our property or business or that of any subsidiary;

•	bankruptcy, insolvency or similar proceedings being filed by or against us or any subsidiary;

•	a sale or disposition of substantially all our assets;

•	our failure to pay our 2003 Convertible Debentures when due;

•	our default on our existing or future liabilities in excess of $250,000; and

•	a breach of any material term of any other transaction document we entered into with the purchasers of the Secured Convertible Notes.
     Under the terms of the transaction documents, we were obligated to file a registration statement covering the shares into which the Secured Convertible Notes may be converted and the shares for which the warrants may be exercised, which we filed on February 10, 2006. The registration statement was declared effective on February 21, 2006, and we are obligated to keep it available for resale of these shares. We are also obligated to keep our stock listed for trading on AMEX, NYSE or Nasdaq. If we fail to timely register the shares we have committed to register, we may be subject to penalties, including payment of 1.5% of the consideration paid for the Secured Convertible Notes for each thirty day period of delay in registration. Further, we agreed to seek stockholder approval of an increase in authorized shares of our common stock and of the issuance of our common stock in satisfaction of our obligations under the Secured Convertible Notes or the Warrants at a conversion price or exercise price below the $0.61 closing price of our common stock on the last trading day before the closing of the January 2006 financing. We intend to present these matters to our stockholders at our Annual Meeting of Stockholders to be held prior to June 15, 2006.

Contractual Obligations
     Our future commitments are as follows:

			Payment Due by Period
		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years
Operating Lease Arrangements	$2,710,000	$577,000	$1,619,000	$514,000	$—
Capital Lease Arrangements	28,000	9,000	19,000	—	—
Debt Obligations	9,104,000	1,014,000	4,328,000	3,762,000	—

Total	$11,842,000	$1,600,000	$5,966,000	$4,276,000	$—

     We have no material capital expenditure commitments.
     Our intention is to pay the interest and principal on our Secured Convertible Notes in stock so long as we meet the applicable stock payment conditions.
Off Balance Sheet Arrangements
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
Critical Accounting Policies and Estimates
     These financial statements have been prepared in conformity with accounting principles generally accepted in the United States. Preparation of these statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these financial statements. A summary of our significant accounting policies and a description of accounting policies that are considered critical are contained in our 2005 Annual Report on Form 10-K, filed on March 21, 2006 in the Notes to Consolidated Financial Statements, Note 1 and the Critical Accounting Policies section.
Stock-Based Compensation Expense
     Effective January 1, 2006, we account for employee stock-based compensation costs in accordance with SFAS 123R. We utilize the Black-Scholes option pricing model to estimate the fair value of employee stock based compensation at the date of grant, which requires the input of highly subjective assumptions, including expected volatility and expected life. Further, as required under SFAS 123R, we now estimate forfeitures for options granted, which are not expected to vest. Changes in these inputs and assumptions can materially affect the measure of estimated fair value of our share-based compensation. For further information for how we account for stock-based compensation, please see Note 2(e) to our quarterly financial statements, included in this Quarterly Report on Form 10-Q
Recent Accounting Pronouncements
     In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs, an amendment of ARB 43, Chapter 4”. SFAS 151 requires certain inventory costs to be recognized as current period expenses. This standard also provides guidance for the allocation of fixed production overhead costs. This standard is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We adopted this standard beginning in 2006, but its adoption did not have a material impact on our financial position, results of operations or cash flows.

     In February 2006, the FASB issued Statement No. 155, Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140 (“SFAS 155”), to simplify and make more consistent the accounting for certain financial instruments. SFAS 155 amends Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, to permit fair value measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS 155 amends Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (a replacement of FASB Statement No. 125), to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 applies to all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006, with early adoption permitted. Our management believes that the adoption of this statement will have no impact on our financial condition or results of operations.
Research and Development
     We are engaged in the research, production and marketing of cancer diagnostic technologies and we record all of our research and development expenditures, whether conducted by our own staff or by external scientists on our behalf and at our expense, as expenses are incurred. Since our inception in October 1987, and through March 31, 2006, expenses related to research and development activities amounted to approximately $49.1 million. Research and development expenses include the salaries and related overhead of our research personnel, laboratory supplies, payments to third parties to help us execute clinical trials, depreciation of research related equipment, legal expenses related to filing and prosecuting patents, other direct expenses and an allocation of our occupancy and related expenses based on the square footage occupied by our research and development staff and their laboratories.
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
   Development Programs
     The table below summarizes our development programs, including stage of development and current FDA status.

Clinical
	Technology	Applica-	Stage of	FDA Review	Principal FDA Approved	Major Commercialization
Program	Format	tion	Development	Status	Competitive Products (1)	Arrangements (2)

NMP22® Bladder	Lab Test Kit	Monitoring	Commercialized	Approved (1996)	BTA Trak UroVysion	(1) Matritech direct marketing – Germany (2) Wampole Laboratories — U.S. — Distributor

NMP22 Bladder	Lab Test Kit	Diagnosis	Commercialized	Approved (2000)	UroVysion	(1) Matritech direct marketing – Germany (2) Wampole Laboratories — U.S. — Distributor (3) Konica Minolta — Japan — Distributor

NMP22 Bladder	BladderChek ® Point-Of- Care Test	Monitoring	Commercialized	Cleared (2002)	BTA Stat UroVysion	(1) Matritech direct marketing – U.S. and Germany (2) Other Distributors – Other Territories

NMP22 Bladder	BladderChek®	Diagnosis	Commercialized	Approved (2003)	UroVysion	(1) Matritech direct marketing – U.S. and Germany

Clinical
	Technology	Applica-	Stage of	FDA Review	Principal FDA Approved	Major Commercialization
Program	Format	tion	Development	Status	Competitive Products (1)	Arrangements (2)

	Point-Of- Care Test					(2) Medical and Biological Laboratories – Japan (3) Other Distributors – Other Territories

NMP179® Cervical	Automated Cellular Analysis System	Screening	Sysmex, our licensee, is conducting further pre-clinical trials	Not submitted	Imaging-Directed Cytology™ (Cytyc) FocalPoint ™ slide profiler (TriPath Imaging)	(1) Sysmex — World — Manufacturer and Marketer for Non- Slide-Based System

NMP66™ Breast	To be determined	Not Determined	Research and Development	Not submitted	Mammography, TRUQUANT®BR RIA CA27.29, CA15.3	(1) Mitsubishi Kagaku Iastron — Japan

NMP48 Prostate	To be determined	Not Determined	Deferred	Not submitted	PSA	None

NMP35 Colon	None	Not Determined	Inactive	Not submitted	CEA, CA19.9	None

1	Each of the products listed as competitive to our NMP products may compete for use in each indication for our NMP products, not simply those specifically listed in a category. Those listed for each category represent the competitive products most directly comparable in technology or approach for the given indication.

2	Other distributors not listed under major commercialization arrangements have paid less than $50,000 in upfront fees, do not have cumulative sales in excess of $500,000 and do not have rights other than those of a conventional distributor.
     Spending on Research and Development Projects. Total research, development, clinical and regulatory spending in the first quarter of 2006 was approximately $831,000. We expect research, development, clinical and regulatory expenditures to be less than $3.6 million in fiscal 2006 and to be devoted primarily to our breast cancer project.
     NMP22 — Bladder. Except for sponsoring additional clinical trials to demonstrate different ways to use the information generated by our bladder cancer detection products, we do not currently plan to incur any significant additional research spending on any of these products. We do expect to expend, from time to time, funds for product support and manufacturing improvement for our bladder cancer detection products, which expenditures are not expected to exceed $750,000 over 2006 and 2007.
     NMP179 — Cervical. Discovery research on this product was completed prior to 2000 and our expenditures in 2006 have been principally for technical support of the licensing activity. We expect that substantially all future costs to support additional research, development, clinical and regulatory support of this product to be paid by Sysmex Corporation. If we incur any additional costs in connection with this program, we expect those costs to be aimed at licensing this technology to a company with a slide-based cervical cancer detection system.
     Breast Cancer. Over the next two years, we expect to spend research, development, clinical and regulatory funds principally to develop products and services for breast cancer, to improve our mass spectrometry technology, and to further develop our ligand binding based technology for Lab Test Kits and/or Point-Of-Care Tests, and to conduct clinical trials.
     Prostate Cancer. The amount of research, development, clinical and regulatory resources we devote to our prostate cancer program depends in large part on the requirements and success of our NMP66 breast cancer program to which we plan to give priority in 2006. Because of uncertainty of when we will more actively pursue our prostate cancer program, we cannot reasonably estimate the likelihood or timeframe for reaching any commercialization goals.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     Investment Portfolio. We own financial instruments that are sensitive to market and interest rate risks as part of our investment portfolio. The investment portfolio is used to preserve our capital until it is required to fund operations including our research and development activities. None of these market risk sensitive instruments is held for trading purposes. Our investment policy prohibits investing in derivatives. The interest rate on our Secured Convertible Notes is fixed, but is subject to a 2% per annum increase if we are unable to make payments due in stock because we have not received stockholder approval of payments below $0.61 per share. Please read this paragraph in conjunction with Note 1 of Notes to the Consolidated Financial Statements – “Operations and Significant Accounting Policies” of our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the SEC on March 21, 2006 (File No. 001-12128).
     We invest our cash in securities classified as cash and cash equivalents. At March 31, 2006, these securities totaled $6.1 million and included money market accounts. Changes in interest rates affect the investment income we earn on our investments and, therefore, impact our cash flows and results of operations. A hypothetical 50 basis point decrease in interest rates would result in a decrease in annual interest income and a corresponding increase in net loss of approximately $5,000 for the period ended March 31, 2006.
     Foreign Exchange. The financial statements of Matritech GmbH are translated in accordance with SFAS No. 52, Foreign Currency Translation. The functional currency of our foreign subsidiary is the local currency (euro), and accordingly, all assets and liabilities of the foreign subsidiary are translated using the exchange rate at the balance sheet date except for intercompany receivables which are of long-term-investment nature, and capital accounts which are translated at historical rates. Revenues and expenses are translated monthly at the average rate for the month. Adjustments resulting from the translation from the financial statements of the Matritech GmbH into U.S. dollars are excluded from the determination of net income and are accumulated in a separate component of stockholders’ equity. Foreign currency transaction gains and losses are reported in the accompanying Condensed Consolidated Statements of Operations and are immaterial to the results of operations. We had sales denominated in foreign currency of approximately $1,334,000 and $1,623,000 respectively, for the three month periods ended March 31, 2005 and 2006, respectively.
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
PART II. OTHER INFORMATION
Item 1A. Risk Factors.
     The following risk factors should be considered carefully along with the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q. The risks and uncertainties described or incorporated by reference herein are not the only ones we face. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also affect our business.

     Our future financial and operational results are subject to a number of material risks and uncertainties that may affect our results of operations, including:
  We may be unable to comply with provisions of our Secured Convertible Notes and could suffer significant consequences in the event of non-compliance.
     In January 2006, we sold the Secured Convertible Notes which contain substantial penalties in the event we fail to comply with their terms. Potential events of default under the Secured Convertible Notes include:
•	our failure to make payments as they become due;

•	our failure to remain listed on any of the Nasdaq Capital Market, NYSE, AMEX or the Nasdaq Global Market;

•	our failure to have an effective registration statement available for resale of the shares;

•	failure to timely remove restrictive legends from any stock certificates delivered upon conversion;

•	our written notice or public announcement of the intention not to issue shares upon conversion;

•	our making an assignment for the benefit of creditors, or applying for or consenting to the appointment of a receiver or trustee for a substantial portion of our property or business or that of any subsidiary;

•	bankruptcy, insolvency or similar proceedings being filed by or against us or any subsidiary;

•	a sale or disposition of substantially all our assets;

•	our default on our existing or future liabilities in excess of $250,000; and

•	a breach of any material term of any other transaction document we entered into with the purchasers of the Secured Convertible Notes.
If we default on our obligations under the Secured Convertible Notes, we could be required to pay interest and liquidated damages; the Secured Convertible Notes could become immediately due and payable in cash at a premium of 120% of the outstanding principal amount plus accrued interest and damages; and the Note holders, through the collateral agent to whom we have granted a security interest in collateral relating to our NMP22 product line, could assume control of and sell the collateral. Any of these events could, if they occurred at a time when we had limited financial resources or had not yet developed a substantial revenue source other than our NMP22 product line, jeopardize our financial position and viability as a going concern.
     We may not be able to meet our payment obligations on our outstanding debt if we are required to make these payments in cash.
     The Secured Convertible Notes permit us to make interest and principal payments in shares of common stock instead of cash, but only if we are in compliance with all of the following: (i) one or more registration statements is effective and available for the resale of the shares required to be registered by the terms of a Registration Rights Agreement entered into in connection with the January 2006 financing; (ii) the shares of common stock are designated for quotation or listed on the Nasdaq Capital Market, Nasdaq Global Market or AMEX and have not been suspended from trading on any of such exchanges or markets and no written notice of delisting by any of such exchanges or markets have been received and not resolved; (iii) issuance of the shares will not result in a Secured Convertible Note holder and its affiliates owning more than 9.99% of the outstanding shares of our common stock, unless waived by the holder; (iv) the number of shares to be issued to all holders on a specific payment date shall not exceed 10% of the trading volume (as reported by Bloomberg) of our common stock for the period of 20 consecutive trading days ending on the trading day immediately prior to such payment date; (v) our common stock is not selling at a price below $0.50 per share; (vi) the current price per share of the common stock delivered in payment is equal to or greater than $0.61, or we receive stockholder approval to allow issuances below that price; (vii) prior to receipt of that stockholder approval, 85% of the 10-day volume weighed average price, or VWAP, of our common stock is equal to or greater than the then-effective conversion price, which was $0.65 as of March 31, 2006; and (viii) we have not issued any notice relating to the redemption of any warrant(s) during the 30 day period immediately prior to the payment date. If we are not able to make interest and principal payments on the Secured Convertible Notes in shares of stock, we will have to make these payments in cash. Unless we are able to raise additional capital from another source, we may not have sufficient funds to make these payments. If we make these payments in stock, however, it will result in significant dilution.

     We may not be able to repay our outstanding debt in stock or raise sufficient additional capital through the sale of equity or convertible securities unless we receive stockholder approval of an increase in our authorized common stock.
     In June 2004, our stockholders approved an increase in our authorized common stock from 60,000,000 shares to 90,000,000 shares. Since that time, we have completed two additional private placements which have required us to reserve for issuance to investors more than 32,000,000 shares of common stock. Since March 2003, we have reserved shares to satisfy our obligations under the Convertible Debentures and have had to increase the number of shares reserved for that purpose on four occasions when dilutive issuances have caused a reduction in the conversion price of the Convertible Debentures. We also have other shares reserved to satisfy our obligations under various outstanding warrants issued to investors and placement agents in our March 2003 Convertible Debenture financing, our October and November 2003 private placements, our March 2004 private placement and our March 2005 private placement, as well as shares reserved for issuance upon conversion of our Series A Convertible Preferred Stock. Further shares are reserved for our outstanding stock options and stock option pools. As a result of these reservations of shares of common stock, as of March 31, 2006 we have fewer than 700,000 shares of common stock authorized which are free to be issued or reserved. Among other consequences of this situation, as of March 31, 2006, we have fewer than 700,000 shares available to (a) pay our obligations under the Secured Convertible Notes beyond the repayment of principal at a conversion price of $0.65 per share; (b) sell in future financings; and (c) sell to investors in order to obtain additional cash for these repayments.
  We have incurred substantial indebtedness and may be unable to service our debt.
     As a result of our 2006 sale of Secured Convertible Notes, we substantially increased our indebtedness from approximately $800,000 at the end of 2005 to approximately $7.6 million as of January 31, 2006. In addition, our recent Secured Convertible Notes bear interest at the rate of 15% per annum, which is much higher than our previously issued 7.5% Convertible Debentures. This level of our indebtedness could, among other things:
•	make it difficult for us to make payments on this debt and other obligations;

•	make it difficult for us to obtain future financing;

•	require us to redirect significant amounts of cash flow from operations to servicing our indebtedness;

•	require us to take measures such as the reduction in scale of our operations that might hurt our future performance in order to satisfy our debt obligations; and

•	make us more vulnerable to bankruptcy.
  We have granted a security interest in our NMP22 product line to the purchasers of our Secured Convertible Notes which restricts our operation of this product line and could result in the loss of all assets related to this product line if we default on our obligations.
     In connection with the sale of our Secured Convertible Notes, we granted to SDS Capital Group SPC, Ltd., as collateral agent for the purchasers, a security interest in collateral including some cell lines, equipment, inventory and general intangibles related to our NMP22 product line, as well as proceeds from any sale of that product line. The collateral excludes receivables for product sales. The security interest covers assets related to both our NMP22 Test Kit and our NMP22 BladderChek Test, the two products that represent approximately 92% of our product sales in the first quarter of 2006. We also entered into a Contingent License Agreement with the collateral agent granting license rights in the field of bladder cancer detection to some of our patents related to the NMP22 products, sublicense rights to patents licensed to us and used in connection with the NMP22 product line, and license rights to trademarks used exclusively in connection with the NMP22 product line. The security agreement and license agreement impose restrictions on our sale or abandonment of the collateral and the patent rights. Further, these agreements afford the collateral agent the right to assume control of and sell the collateral and to use the license rights exclusively within the field of bladder cancer detection in the event of our default in our obligations under the Secured Convertible Notes. If we default on these obligations, and the collateral is sold, we will lose our primary source of revenue, which would have a material adverse effect on our business and would severely jeopardize our ability to continue operations.
  We may fail to meet the standards for continued listing of our shares of common stock on the American Stock Exchange or for listing of such shares on another national exchange.
     National stock trading exchanges, including AMEX where our common stock is currently listed, maintain standards and requirements for initial and continued listing of securities. While we have not received any written notice from AMEX of any failure to comply with its listing standards, our stock trading price, market capitalization and stockholders’ equity have fluctuated significantly during the past two years. AMEX may examine our financial and equity position and request that we address any perceived areas of concern. If requested to do so, we would endeavor to develop plans satisfactory to maintain our listing on AMEX or another national exchange. Depending on the perceived areas of concern and our ability to raise additional funds through the sale of equity securities, we may have difficulty satisfying all of the concerns AMEX or another national exchange may ask us to address. Failure to develop satisfactory plans or to adhere to the requirements of such plans could result in suspension of or delisting of shares from trading on AMEX. Suspension of trading or delisting of shares of our common stock, if not remedied, would violate terms of our various financing documents, could result in the declaration of an event of default in our Secured Convertible Notes and could trigger liquidated damage payments to holders of other securities. In addition, any suspension of trading or delisting of our shares could make it more difficult for us to raise needed additional capital on terms acceptable to us or at all. Further, suspension of trading or delisting of our shares could seriously impair the ability of our stockholders to sell shares of our stock.
  We have a history of operating losses, are continuing to lose money and may never be profitable.
     We have incurred losses since we began operations in 1987. These losses have resulted principally from costs incurred in research and development and from selling, general and administrative costs associated with our market development and selling efforts. Our accumulated deficit from inception through March 31, 2006 is $101 million. Our product sales and net losses for each of the past three fiscal years and the first fiscal quarter of 2006 have been:

	2003	2004	2005	Q-1 2006
Product Sales	$4,018,000	$7,275,000	$10,290,000	$2,879,000
Net Losses	$7,878,000	$11,123,000	$7,865,000	$3,093,000
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
     We do not currently generate revenues sufficient to operate our business at breakeven and do not believe we will do so until sometime in 2007 at the earliest. In the fiscal quarter ended March 31, 2006, we had an operating loss of $2.2 million, a net loss of $3.1 million, and as of March 31, 2006, we only had $6.1 million of cash and cash equivalents. As a result, we must rely on our ability to raise capital from outside sources in order to continue operations. In March 2003, we sold Convertible Debentures and accompanying warrants. In October and November 2003, we sold common stock and accompanying warrants. In March 2004, we sold common stock and accompanying warrants. In March 2005, we sold Series A Preferred Stock and accompanying warrants for common stock. In January 2006, we sold the Secured Convertible Notes and accompanying warrants. We will, as we deem necessary or prudent, continue to seek to raise additional capital through various financing alternatives, including equity or debt financings, issuances of securities convertible into equity and corporate partnering arrangements. However, we may not be able to raise needed capital on terms that are acceptable to us or at all.
     The terms of our 2005 sale of Series A Preferred Stock and our 2006 sale of Secured Convertible Notes greatly restrict our ability to raise capital. Under the terms of our Series A Preferred Stock, we are prohibited from issuing senior equity securities or having indebtedness in excess of $7.5 million except in limited forms. Under the terms of our Secured Convertible Notes, we are prohibited from issuing any debt securities or incurring any indebtedness except in limited forms with ceilings on the level of permitted borrowings. These provisions may severely limit our ability to attract new investors and raise additional financing on acceptable terms. In addition, in order to attract new investors and obtain additional capital, we may be forced to provide rights and preferences to new investors that are not available to current stockholders and that may be adverse to existing investors.
     If we do not receive an adequate amount of additional financing in the future or we do not consummate a future financing on a timely basis, we may be unable to fund future cash operating deficits or to meet our cash payment obligations required by the Secured Convertible Notes. We may also be required to curtail our expenses or to take other steps that could hurt our future performance, including but not limited to, the termination of major portions of our research and development activities, the premature sale of some or all of our assets or product lines on undesirable terms, merger with or acquisition by another company on unsatisfactory terms or the cessation of operations.
  Market volatility and fluctuations in our stock price and trading volume may cause sudden decreases in the value of an investment in our common stock.
     The market price of our common stock has historically been, and we expect it to continue to be, volatile. The price of our common stock has ranged between $0.52 and $1.07 in the fifty-two week period ended March 31, 2006. The stock market has from time to time experienced extreme price and volume fluctuations, particularly in the biotechnology sector, which have often been unrelated to the operating performance of particular companies. Factors such as announcements of technological innovations or new products by our competitors or disappointing results by third parties, as well as market conditions in our industry, may significantly influence the market price of our common stock. For example, in the past, our stock price has been affected by announcements of clinical trial results and technical breakthroughs at other biotechnology companies. Our stock price has also been affected by our own public announcements regarding such things as quarterly sales and earnings, regulatory agency actions and corporate partnerships. Consequently, events both within and beyond our control may cause shares of our stock to lose their value rapidly.
     In addition, sales of a substantial number of shares of our common stock by stockholders could adversely affect the market price of our shares. In the first quarter of 2006, our shares had an average daily trading volume of only approximately 124,000 shares. In connection with our January 2006 sale of Secured Convertible Notes and accompanying warrants, we filed a resale registration statement covering more than 18,000,000 shares of common stock for the benefit of the selling security holders. In connection with our March 2005 private placement of Series A Preferred Stock and accompanying warrants, we filed a resale registration statement covering up to 18,922,907 shares of common stock for the benefit of those investors. In connection with our March 2004 private placement of common stock and accompanying warrants, we filed a resale registration statement covering up to 7,121,031 shares for the benefit of those investors. In 2003, we filed resale registration statements covering up to 5,371,332 shares for the benefit of those investors in connection with the sale of Convertible Debentures and accompanying warrants and an additional approximately 5,419,000 shares for the benefit of those investors in a private placement of common stock and accompanying warrants. We have also filed numerous resale registration statements in connection with previous sales of our equity securities. The actual or anticipated resale by such investors under these registration statements may depress the market price of our common stock. Bulk sales of shares of our common stock in a short period of time could also cause the market price for our shares to decline.
  Future equity or convertible debt financings will result in additional dilution of the ownership interest of our existing investors and may have an adverse impact on the price of our common stock.
     We may need to raise additional capital in the future to continue our operations. The primary source of the additional capital we raised from 2003 through early 2006 has been equity and convertible debt, and we expect that equity-related instruments may continue to be a source of additional capital. Any future equity or convertible debt financings will dilute the ownership interest of our existing investors and may have an adverse impact on the price of our common stock.
     In addition, the terms of the Convertible Debentures, our Series A Preferred Stock and our Secured Convertible Notes provide for anti-dilution adjustments to their conversion prices and to the exercise prices of the accompanying warrants. Since their issuance on March 31, 2003, our Convertible Debentures and accompanying warrants have been repriced four times due to later sales deemed to be dilutive issuances under their terms. As a result, the March 2003 Warrants are now exercisable at an exercise price of $0.65 per share.
     The Series A Preferred Stock and the accompanying warrants issued in connection with our March 2005 private placement also include anti-dilution protection provisions that were triggered by our January 2006 sale of Secured Convertible Notes. As a result, the conversion price of the Series A Preferred Stock was reduced from $0.88 per share to $0.70 per share and the exercise price of the March 2005 warrants was reduced from $1.47 per share to $1.34 per share. Both the Series A Preferred Stock and the March 2005 warrants have reached their contractual floor prices and further dilutive issuances will not result in any further reduction in conversion or exercise price for these securities.
     Our Secured Convertible Notes and accompanying warrants also contain anti-dilution protection provisions. Currently, the Secured Convertible Notes are convertible to common stock at a price of $0.65 per share and the accompanying warrants are exercisable at an exercise price of $0.67 per share. If we do a future financing at a price of less than $0.65 per common share, the conversion price of our Secured Convertible Notes will be reduced to the new financing price per common share and the exercise price of the January 2006 warrants will be reduced to the new financing price per common share, so long as the new financing price per common share is not lower than $0.61 per common share, the floor on the conversion price applicable to the Secured Convertible Notes and on the exercise price of the January 2006 warrants prior to receipt of stockholder approval. If stockholder approval is received, there will be no floor on the anti-dilution adjusted conversion price of the Secured Convertible Notes and anti-dilution adjusted exercise price of the January 2006 warrants that could result from a future financing transaction.
  If we are unable to manufacture or otherwise obtain the product volumes we need, we may be unable to achieve profitability.
     We currently manufacture our NMP22 Test Kits and package our NMP22 BladderChek Tests in our Newton, Massachusetts facility but we rely on subcontractors for certain components and processes for each of these products. Neither we nor our subcontractors have experience in manufacturing and assembling our NMP22 Test Kits and our BladderChek Tests in large volumes. The volume of BladderChek Tests we have sold has increased substantially from the first quarter of 2005, when we sold $1.5 million of these tests, to the first quarter of 2006, when we sold $2.4 million of such tests. We expect that the sales volume of this product will generally continue to grow, although we expect that quarter-over-quarter sales may not always increase and the rate of increase will likely not remain constant. We and/or our subcontractors for our NMP22 BladderChek Test may encounter difficulties in scaling up production of products, including problems involving:
•	production yields;

•	quality control and assurance;

•	component supply; and

•	shortages of qualified personnel.
     These problems could make it difficult to produce sufficient quantities of product to satisfy customer needs and could result in customer dissatisfaction and decreased sales. In addition, if quality problems arise or if we need to undertake any significant manufacturing change in order to achieve desired product volumes, we may be subject to review and/or other action by the governmental authorities that extensively regulate our manufacturing operations.
  If we lose the services of our suppliers or assemblers, we may be unable to meet commitments to our customers and our results of operations would suffer.
     We do not currently have alternative suppliers for certain key components and processes that some subcontractors for our NMP22 Test Kits and our NMP22 BladderChek Tests currently provide. If the components from these suppliers or the services of these assemblers become unavailable for any reason, including their failure to comply with the Food and Drug Administration (“FDA”) regulations, or should any of our suppliers or assemblers be unable to provide the quantity of products or services we require, we would need to seek alternative or additional sources of supply or assembly. In order to maintain the FDA acceptance of our manufacturing process, we would have to demonstrate to the FDA that those other sources of supply are equivalent to our current sources, which is likely to involve a submission and approval process. Although we attempt to maintain an adequate level of inventory to provide for these and other contingencies, if our manufacturing processes are disrupted because key components are unavailable, because new components must be revalidated or because an assembler fails to meet our requirements, we may be forced to modify our products to enable another subcontractor to meet our sales requirements or we may be required to cease production of such products altogether until we are able to establish an adequate replacement supplier. Disruptive changes of this nature may make us unable to meet our sales commitments to customers. Our failure or delay in meeting our sales commitments would likely cause sales to decrease, could result in significant expense to obtain alternative sources of supply or assembly with the necessary facilities and know-how, and would negatively affect our results of operations.
  We may need to stop selling our NMP22 BladderChek Tests if we cannot obtain necessary licenses or waivers to use lateral flow technology, and we may need to stop selling other products if third parties assert infringement claims against us.
     Our NMP22 BladderChek Test uses lateral flow technology consisting of an absorbent material that soaks up urine from a small reservoir at one end of the container housing the test strip and exposes the urine to chemicals and antibodies arranged on the surface of or imbedded in the test strip. After a reaction with our proprietary antibodies, a test result appears in a window located on the container housing the test strip. The manufacture, use, sale, or import of point-of-care products that include lateral flow technology requires us to obtain patent licenses in some jurisdictions. In August 2004, we entered into a license agreement, effective as of April 1, 2004, with one holder of certain patent rights, Abbott Laboratories, and we are continuing to investigate other licensing arrangements covering our NMP22 BladderChek Tests. If we are unable to obtain patent licenses to permit us to make, use, sell, or import our NMP22 BladderChek Test products in the United States or in certain other jurisdictions, we will have to stop selling our NMP22 BladderChek Tests in these jurisdictions until the expiration of the relevant patents or until we are able to develop an alternative non-infringing design solution that uses a different technology. We may not, however, be able to do this on a timely basis. In addition, we may also be subject to litigation that seeks a percentage of the revenues we have received from the sale of our NMP22 BladderChek Tests. We accrue estimated royalties on sales of our NMP22 BladderChek Test based on estimates of our obligations under existing licensing agreements and, when probable and estimable, based upon our appraisal of intellectual property claims to which we may be subject. If we are required to obtain additional licenses, the additional royalties due for those licenses may substantially reduce our gross profits and make it difficult or impossible for us to achieve profitability without new products or sources of revenue.
     We have not identified or been advised by third parties of any rights owned by others that would require us to secure licenses or waivers in order to manufacture, use, sell or import our NMP22 Test Kit product. We believe that our NMP22 Test Kit does not infringe upon the proprietary rights of third parties. However, it may be difficult or impossible to identify, prior to receipt of notice from a third party, the patent position or other intellectual property rights of the third party, either in the United States or in foreign jurisdictions. If our NMP22 Test Kits are found to infringe other parties’ proprietary rights and we are unable to come to terms with such parties, we may be forced to modify the NMP22 Test Kits to make them non-infringing or to cease production of such products altogether.
  We will not be able to significantly increase revenue or achieve profitability unless we increase the number of urologists using our NMP22 BladderChek Test, increase the per-urologist usage of our tests and/or successfully penetrate markets other than urologists.
     Currently the primary market for our NMP22 BladderChek Test consists of urologists who utilize our NMP22 BladderChek Test as an adjunct to their cystoscopic examination of patients for detecting initial cases of bladder cancer and monitoring diagnosed cases for recurrence. We have focused our sales and marketing on developing urologist users for either or both of these applications. In order to achieve increased revenue and profitability, we must increase sales to urologists, increase the usage per urologist and/or expand our market for our product to other physicians, such as gynecologists and primary care doctors. While we have had success in developing new urologist customers, we are still in the early stages of convincing a large number of them to use the test more widely than their current practice. In addition, we have had limited experience in implementing our strategy of expanding users to include gynecologists and other physicians in Germany. In the United States, we have not yet implemented a program to sell our NMP22 BladderChek Tests to physicians other than urologists and we may not be successful in penetrating these physician markets. We may not be able to significantly expand the categories of physicians who use our NMP22 BladderChek Test. Failure to achieve one or more of these objectives may significantly limit our long term revenue potential and may require substantially more investment to achieve profitability.
  Our inability to develop and commercialize additional products may adversely affect our ability to achieve profitability.
     We believe that our ability to achieve and maintain profitability in the future will be affected by our progress in producing additional revenue-generating products and technologies. We will receive royalties and other payments from Sysmex Corporation if and when it is successful in commercializing a cervical cancer testing system incorporating our NMP179 technology. Other than our NMP22 products, the allergy and other diagnostic products distributed by our European subsidiary and any product or test that may be offered by Sysmex Corporation incorporating our NMP179 technology, none of our technologies is close enough to commercialization to be expected to generate revenue in the foreseeable future, if at all. If we are unable to successfully develop and commercialize other products or technologies, the future prospects for our business, sales and profits will be materially limited. In addition, if we are unable to develop and commercialize additional products to diversify our revenue streams, great reliance will be placed on the success of our few existing products.
  We compete with other methods of diagnosing cancer that are already in existence or may be successfully developed by others and our products may not prevail as the method of choice.
     Although we are not aware of any other company selling FDA-approved diagnostic or therapeutic products that incorporate nuclear matrix protein technology, competition in the development and marketing of cancer diagnostics and therapeutics, using a variety of technologies, is intense. Many pharmaceutical companies, biotechnology companies, public and private universities and research organizations actively engage in the research and development of cancer diagnostic products. Many of these organizations have greater financial, manufacturing, marketing and human resources than we do.
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
     In most countries, third party reimbursement is the most important factor in achieving adequate per-unit pricing. Typically a necessary but not sufficient condition for obtaining third party reimbursement is an approval from that nation’s healthcare product regulatory authorities (such as the FDA in the United States). Approval by the FDA does not ensure approval by similar authorities in other countries. In addition, approvals by these authorities typically do not compel reimbursement by medical insurers, do not establish a reimbursement price and do not set forth the specific medical circumstances required to be satisfied in order to qualify for reimbursement. These are typically the province of the health care plans, whether private or public. Further, initial approval by a health care plan does not ensure continued reimbursement or stable prices. At a later date some insurers may decide not to continue reimbursement at all, not to continue reimbursement for certain medical applications and/or to decrease the reimbursement amount.
     Insurers make reimbursement coverage decisions and set reimbursement rates based on a variety of factors. Low reimbursement, no reimbursement or reimbursement that requires a patient to pay a significant portion of the cost could have a material adverse impact on our potential revenues if patients are not willing to pay for part or all of the charge for our products themselves.
     In the United States, where patients generally expect insurers to negotiate reimbursement rates, to establish medical circumstances for reimbursement and to pay for 80% or more of the charges, broad scale reimbursement (including both national healthcare plans such as Medicare and most private insurers) has removed financial barriers for a substantial majority of all potential patients. This has created an opportunity for our physician customers to sell diagnostic services based on our products to most of their patients as an aid in diagnosing or monitoring bladder cancer at prices established by the various insurers. Currently, our products are reimbursed by Medicare and many private insurers in the United States. If Medicare or these private insurers were to lower reimbursement rates, the number of patients who are tested with our products might decline. We believe lower reimbursement rates would likely substantially reduce our revenues from sales of our products in part because physicians might have decreased interest in using our products.
     To date in Germany, where the national reimbursement bodies have not approved our product to be reimbursed, much of our sales revenue to physicians are the result of patients paying for our products themselves (“self-pay patients”). This lack of reimbursement may have limited the number of potential patients for our product. On the other hand, our product sales may have benefited because there have not been restrictions on the amounts that physicians are able to charge and physicians have not been restricted to order the test only in those medical circumstances contained in a reimbursement policy. However, if the national reimbursement bodies were to designate our products as reimbursable and did so at a low rate or for very limited clinical indications, this could substantially reduce the number of self-pay patients undergoing testing with our products, as well as the amounts that self-pay patients would be willing to pay and that we would ultimately receive from physicians on a per-unit basis. Lower prices or limitations on test ordering due to medical conditions might decrease the prices we could charge, lower the volume of tests which may be ordered and, in general, decrease the interest of physicians in using our products. Reimbursement designation, however, could enable a far greater number of patients to be tested with our products, which would partially offset such per-unit revenue decline for us and for the physicians who order our products.
     Reimbursement decisions can also be affected by national policies designed to keep healthcare costs under control. These policies can limit prices paid for tests or limit the circumstances in which public and private insurers will reimburse the cost of tests. For example, Medicare has frozen reimbursement for clinical laboratory tests at 2003 levels and future changes could impose limitations on the prices our physician and laboratory customers can charge for the services based on our products. In addition, in the United States, many private insurers determine the reimbursement for diagnostic testing on an individual basis without regard to the prices and medical circumstances set forth by Medicare. While we cannot predict whether any legislative or regulatory proposals will be adopted or the effect that such proposals could have on our business, the announcement or adoption of such proposals could reduce the profitability of our business.
     We expect that reimbursement approval will be obtained in some other countries where our products are sold, but do not believe reimbursement rates in all countries will be as favorable as in the United States. Broad scale reimbursement approval for our NMP22 BladderChek Test has not yet occurred in the principal countries of Asia (except in Japan) or in the principal countries of Europe (including Germany).
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
     The FDA and many foreign governments stringently regulate the medical devices that we manufacture and that we and our distributors market to physicians or other customers. The FDA regulates the clinical testing, manufacture, labeling, distribution and promotion of medical devices in the United States and agencies in the European Union, Japan and other countries where we sell our products each have their own regulations. If our products do not receive appropriate approvals from medical device regulatory authorities in any country, we can not sell our products in that country, either on our own or through distributors.
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
     Labeling and promotional activities are subject to scrutiny in the United States by the FDA and, in certain instances, by the Federal Trade Commission, and by regulatory bodies in most countries outside the United States where we sell products. For example, our NMP22 Test Kit has received FDA approval and may be promoted by us only as an aid in the management of patients with bladder cancer or as a diagnostic aid for use for previously undiagnosed individuals who have symptoms of or are at risk for bladder cancer. The FDA actively enforces regulations prohibiting the promotion of devices for unapproved uses and the promotion of devices for which premarket approval or clearance has not been obtained. Consequently, for example, we cannot promote our NMP22 Test Kit or our NMP22 BladderChek Test for any unapproved use.
     In addition to federal regulations regarding manufacture and promotion of medical devices, we are also subject to a number of state laws and regulations that may hinder our ability to market our products in those states or localities. Manufacturers in general are also subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control, and disposal of hazardous or potentially hazardous substances. We may be required to incur significant costs to comply with these laws and regulations in the future, which could increase future losses or reduce future profitability.

  We may be unable to establish and maintain relationships with key distributors in jurisdictions where we do not have a direct sales force.
     We rely primarily on distributors to market our NMP22 BladderChek Tests in territories other than the United States and Germany. To date, our distribution arrangements in those other territories have not produced sales levels or sales growth consistent with the progress achieved by our own direct-to-the-doctor sales forces operating in the United States and Germany. We have limited experience in selecting and managing distributors and we do not know whether our existing distributors or others we may engage in the future will achieve substantial sales levels of our products in the near term or at all. Failure to establish successful product distribution could severely limit the growth potential for our products, and our revenue and results of operation could be negatively affected.
  We may encounter insurmountable obstacles or incur substantially greater costs and delays than anticipated in the development process.
     From time to time, we have experienced setbacks and delays in our research and development efforts and may encounter further obstacles in the course of the development of additional technologies, products and services. We may not be able to overcome these obstacles or may have to expend significant additional funds and time. For example, in 1997 we elected to terminate development of a blood-based test for PC1, a candidate marker for prostate cancer, due to unexpected difficulties. Despite encouraging initial results from an earlier low throughput research testing method, we were unable to develop such a kit for use in testing prostate cancer patients even when we employed 1997 state-of-the-art detection methods. We have subsequently announced that a different set of proteins (NMP48), discovered using a different discovery method, are the primary candidates in our prostate cancer program. More recently, we and others have observed that the testing results of a low throughput research mass spectrometry instrument are not readily reproducible or transferable to high throughput mass spectrometry instruments. As a result, the preliminary positive results our scientists have achieved using monoclonal antibody based immunoassays and RTPCR have caused us to direct our product development resources to these methods for the past two years, If we fail to successfully develop clinical tests based upon any of these methods, we may be forced to curtail or abandon these programs and others that share the same characteristics or approach. Technical obstacles and challenges we encounter in our research and development process may result in delays in or abandonment of product commercialization may substantially increase the costs of development and may negatively affect our results of operations.
  We often face challenges in replicating the research results we obtain in our laboratories in clinical trials and, as a result, we may have difficulty commercializing our products.
     Investors should not expect products that we commercialize to perform as well as preliminary discovery research results in the small numbers of samples reported by us. In large-scale clinical trials, such as those required by the FDA, we expect to encounter greater variability and risks including but not limited to:
•	obtaining acceptable specimens from patients and healthy individuals;

•	testing a much larger population of individuals than we tested in early discovery which will be likely to include more biologic variability;

•	preparation methods for the specimens using lower cost, high throughput procedures which might result in performance different from those used in early discovery; and

•	inability to develop economic and reproducible test methods for the substance to be measured.
     We believe that testing our final products in a clinical setting will result in product performance that may not be as accurate as the results reported during the discovery phase. Therefore, the best comparative data to be used in evaluating our product development programs are the results of physician trials of commercial products such as those reported since 1996 for our NMP22 products.
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
  We have no demonstrated success in developing cellular analysis systems and any future success in this area will be highly dependent upon Sysmex Corporation.
     We believe the future success of our business will also depend, in part, upon Sysmex Corporation developing a satisfactory cellular analysis system incorporating our NMP179 technology to measure clinically useful cervical disease proteins. Even if Sysmex completes its product development efforts to its satisfaction, it is expected to face significant obstacles (including but not limited to those set forth in “Risk Factors – Successful technical development of our products does not guarantee successful commercialization”) in developing a system that will be approved by the FDA (or similar regulatory authorities in other countries) and selling such systems to cervical cancer testing laboratories at a satisfactory price. Our success in cervical disease cellular analysis systems is almost entirely dependent on the success of Sysmex in utilizing our technology and on its ability to educate physicians, patients, insurers and its distributors about the medical utility of the new products. Even if Sysmex successfully educates the market, competing products may prevent Sysmex from gaining wide market acceptance of its products.
  We have no demonstrated success in developing proprietary laboratory procedures as a profitable service business and any future success will be dependent upon satisfaction and approval of our clinical lab partners.
     We believe the future success of our business may depend in part upon developing a service business based on proprietary laboratory procedures, which would be custom designed to the instrumentation and techniques of each clinical laboratory to measure clinically useful proteins. We believe our current product research work can, when development is completed, be adapted to a proprietary laboratory procedure but we have no demonstrated success in this area. In addition, because we expect that use of any proprietary laboratory procedure will likely be confined to a limited number of licensed clinical laboratories who would be expected to invest in the development and marketing of a lab testing service specific to their equipment, processes and personnel, the success of these procedures will be dependent upon acceptance by individual laboratories. Although we may complete our own product development efforts to our satisfaction, we may not be able to obtain the agreement and approval from a clinical lab partner that the technology is compatible with their laboratory environment or that it has the medical performance and information value that they originally expected. Because proprietary laboratory procedures utilize methods which are, by their nature, more operator-dependent than those involved in products such as our NMP22 Test Kits and NMP22 BladderChek Tests, the risks regarding successful commercial acceptance are increased.
  If our intellectual property is not adequately protected, we could lose our ability to compete in the marketplace.
     Protection of our intellectual property is necessary for the success of our products and our business. Patent protection can be limited and not all intellectual property is or can be protected by patent. We rely on a combination of patent, trade secret and trademark laws, nondisclosure and other contractual provisions and technical measures to protect our proprietary rights in our current and planned products. We have little protection when we must rely on trade secrets and nondisclosure agreements. Our competitors may independently develop technologies and products that are substantially equivalent or superior to our technology and products. If our competitors develop superior or competing technology and are able to produce products similar to or better than ours, our revenues could decrease.
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
     For our business to be successful, we need to attract and retain highly qualified scientific, sales and management personnel. We presently employ fewer than 90 employees. The loss of key members of our scientific staff or a number of our sales staff, within a short period of time and the failure to recruit the necessary additional or replacement personnel when needed with specific qualifications and on acceptable terms might impede our research and development efforts and/or our direct-to-the-doctor marketing strategy. Our success is also greatly dependent on the efforts and abilities of our management team. The simultaneous loss of multiple members of senior management may delay achievement of our business objectives due to the time that would be needed for their replacements to be recruited and become familiar with our business. We face intense competition for qualified personnel from other companies, research and academic institutions, government entities and other organizations.
  The operations of our European subsidiary involve currency exchange rate variability and other risks that could negatively affect our results of operations.
     Historically, our European subsidiary, Matritech GmbH, has accounted for a large portion of our product sales. Accounts of our European subsidiary are maintained in euros and are translated into U.S. dollars. To the extent that foreign currency exchange rates fluctuate, we may be exposed to significant financial variability, both favorable and unfavorable. During 2005, for example, exchange rate fluctuations were unfavorable. Rate changes in the future may also lead to unfavorable results.
     In addition, although we have integrated the operations of our German subsidiary since we acquired it in June 2000, we still must coordinate geographically separate organizations, manage personnel with disparate business backgrounds and conduct business in a different regulatory and corporate culture. It remains to be seen whether the use of this subsidiary to spearhead the marketing effort of our products in Europe outside of Germany will be successful in the long term.
  If we are sued for product-related liabilities, the cost could be prohibitive to us.
     The testing, marketing and sale of human healthcare products entail an inherent exposure to product liability claims. Third parties may successfully assert product liability claims against us. Although we currently have insurance covering claims against our products, we may not be able to maintain this insurance at acceptable cost in the future, if at all. In addition, our insurance may not be sufficient to cover particularly large claims. Significant product liability claims could result in large and unexpected expenses as well as a costly distraction of management resources and potential negative publicity and reduced demand for our products.
  If the products we distribute which are made by other companies become unavailable or do not meet quality standards, we may lose revenues and may face liability claims.
     If the products we distribute, but do not manufacture, become unavailable for any reason or fail to meet our quality standards, we would need to seek alternative sources of supply. If we are unable to find alternative sources of an equivalent product we may be required to cease distribution of those products affected by this supply issue, which could cause revenues to decrease or be lost permanently. Furthermore, if products which we distribute, but do not manufacture, should be found defective, we could be sued for product liability or other claims.
  Our activities involve the use of hazardous materials and we may be held liable for any accidental injury from these hazardous materials.
     Our research and development and assembly activities involve the use of hazardous materials, including carcinogenic compounds. Although we believe that our safety procedures for handling and disposing of our hazardous materials comply with the standards prescribed by federal, state and local laws and regulations, we cannot completely eliminate the risk of accidental contamination or injury from these materials. In the event of an accident or exposure, we could be held liable for resulting damages, and significant and unexpected costs, as well as costs related to increased insurance premiums or even the inability to obtain adequate insurance at a reasonable price. We might also face costs associated with loss of operations during any required clean-up. Any costs or liabilities resulting from our use of hazardous materials may negatively impact our financial condition and results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Reference is made to the information contained in our Current Report on Form 8-K filed January 18, 2006.

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

MATRITECH, INC.

Date: May 15, 2006	By:	/s/ Stephen D. Chubb

Stephen D. Chubb Director, Chairman and Chief Executive Officer (principal executive officer)

Date: May 15, 2006	By:	/s/ Richard A. Sandberg

Richard A. Sandberg Director, Vice President, Chief Financial Officer and Treasurer (principal accounting and financial officer)

EXHIBIT INDEX

Exhibit No:	Description
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.