Form 10-Q
period 2006-06-30
MATRITECH INC/DE/
filed 2006-08-10
CIK 884847

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934:
For the quarterly period ended June 30, 2006
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     As of August 3, 2006, there were 56,551,824 shares of the Registrant’s Common Stock outstanding.

MATRITECH, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
MATRITECH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	December 31,	June 30,
	2005	2006
ASSETS
Current Assets:
Cash and cash equivalents	$1,789,792	$3,854,343
Accounts receivable less allowance of $110,059 in 2005 and $86,512 in 2006	1,534,096	1,251,597
Inventories	756,079	1,104,571
Prepaid expenses and other current assets	323,660	295,454

Total current assets	4,403,627	6,505,965

Property and equipment, net of accumulated depreciation of $2,211,618 in 2005 and $2,358,556 in 2006	881,243	876,426
Goodwill	132,615	132,615
Debt issuance costs	—	690,086
Other assets	206,948	213,808
Receivable from related party	3,551	—

Total assets	$5,627,984	$8,418,900

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of notes payable	$13,571	$19,742
Current maturities of convertible debt	634,971	1,674,484
Accounts payable	523,742	666,519
Accrued expenses	1,301,719	1,909,148
Deferred revenue	286,186	118,310
Registration rights liability	—	308,232

Total current liabilities	2,760,189	4,696,435

Notes payable, less current maturities	9,979	28,107
Convertible debt, less current maturities	—	719,695
Deferred revenue	641,725	640,295
Other long term liabilities	132,852	100,538

Total liabilities	3,544,745	6,185,070

Commitments and Contingencies
Preferred Stock
Authorized – 4,000,000 shares Designated as Series A Convertible Preferred, $1.00 par value – 1,426,124 shares Issued and outstanding – 569,251 shares in 2005 and 81,399 shares in 2006 Liquidation preference of $5,009,409 and $716,311 for Series A as of December 31, 2005 and June 30, 2006, respectively	729,495	104,312

	729,495	104,312

Stockholders’ Equity:
Common stock, $0.01 par value
Authorized—90,000,000 shares in 2005 and 150,000,000 shares in 2006
Issued and outstanding—47,498,008 shares in 2005 and 56,551,824 shares in 2006	474,979	565,518
Additional paid-in capital	98,800,393	106,079,042
Accumulated other comprehensive income	65,367	131,675
Accumulated deficit	(97,986,995)	(104,646,717)

Total stockholders’ equity	1,353,744	2,129,518

Total liabilities, convertible preferred stock and stockholders’ equity	$5,627,984	$8,418,900

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

MATRITECH, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2006	2005	2006
Revenue:
Product sales, net of allowances	$2,619,022	$2,799,041	$4,762,206	$5,678,208
Alliance and collaboration revenue	24,751	24,071	55,436	53,515

Total revenue	2,643,773	2,823,112	4,817,642	5,731,723

Expenses:
Cost of product sales	777,208	748,957	1,495,233	1,539,032
Research & development and clinical & regulatory expense	703,035	725,886	1,432,785	1,557,347
Selling, general and administrative expense	3,198,296	3,654,126	6,089,816	7,138,479

Total operating expenses	4,678,539	5,128,969	9,017,834	10,234,858

Loss from operations	(2,034,766)	(2,305,857)	(4,200,192)	(4,503,135)

Interest income	42,079	50,133	69,454	91,687
Interest expense	(603,933)	(1,297,091)	(1,275,583)	(2,210,366)
Mark-to-market adjustment from warrants	1,212,598	—	1,926,902	—
Mark-to-market adjustment from registration rights	—	(14,248)	—	(37,908)

Net loss	$(1,384,022)	$(3,567,063)	$(3,479,419)	$(6,659,722)

Beneficial conversion feature related to series A convertible preferred stock	—	—	(1,627,232)	—

Net loss attributable to common shareholders	$(1,384,022)	$(3,567,063)	$(5,106,651)	$(6,659,722)

Basic and diluted net loss per common share	$(0.03)	$(0.06)	(0.12)	$(0.13)

Basic and diluted weighted average number of common shares outstanding	44,178,048	55,121,109	43,824,736	52,978,064

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

MATRITECH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,
	2005	2006
Cash Flows from Operating Activities:
Net loss	$(3,479,419)	$(6,659,722)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	120,339	133,685
Amortization of debt discount	982,769	1,374,166
Amortization of deferred charges	71,313	229,037
Stock option expense	—	61,619
Restricted stock & restricted stock unit expense	—	29,364
Issuance of common stock for interest on debt	107,991	12,811
Noncash interest expense	119,664	616,320
Mark-to-market adjustment on warrants	(1,926,902)	—
Mark-to-market adjustment on registration rights		37,908
Noncash expense related to bonus plan	30,393	18,621
Provision for bad debts	85,140	63,078
Changes in assets and liabilities:
Accounts receivable	(373,198)	242,451
Inventories	27,833	(322,478)
Prepaid expenses and other assets	(91,668)	18,177
Accounts payable	40,638	139,260
Accrued expenses and other liabilities	(147,653)	80,103
Deferred revenue	(35,305)	(169,306)

Net cash used in operating activities	(4,468,065)	(4,094,906)

Cash Flows from Investing Activities:
Purchases of property and equipment	(118,340)	(80,518)

Net cash used in investing activities	(118,340)	(80,518)

Cash Flows from Financing Activities:
Payments on notes payable	(6,120)	(17,571)
Proceeds from sale of preferred stock and warrants, net	5,287,721	—
Proceeds from convertible debentures and warrants, net	—	6,184,053
Proceeds from exercise of warrants	—	39,896
Proceeds from issuance of common stock under employee stock purchase plan	6,226	—

Net cash provided by financing activities	5,287,827	6,206,378

Effect of foreign exchange on cash and cash equivalents	(27,693)	33,597

Increase in cash and cash equivalents	673,729	2,064,551
Cash and cash equivalents, beginning of period	4,906,178	1,789,792

Cash and cash equivalents, end of period	$5,579,907	$3,854,343

Supplemental Cash Flow Information:
Cash paid during the period for interest	$1,059	$4,779

Supplemental Disclosure of Noncash Financing and Investing Activities:
Non-cash dividends to preferred stockholders arising from the beneficial conversion feature	$1,627,232	$—
Beneficial conversion feature on convertible debt	442,027	2,974,992
Issuance of common stock as payment on convertible debt:
Number of shares issued	1,420,473	1,231,254
Payment on debt in dollars	$1,251,204	$781,251
Conversion of 487,852 shares of convertible preferred stock to 6,133,000 shares of common stock	—	$625,183
Registration rights liability recorded as a debt discount	—	$305,829
Allocation of $1,285,000 closing cost related to the convertible debt:
Registration rights liability	—	$35,505
Convertible debt (recorded in other assets)	—	$912,403
Purchase warrants (recorded in additional paid in capital)	—	$337,712
Payment of closing cost related to the convertible debt with issuance of warrant to Placement Agent	—	$471,700
Warrants issued to stockholders and recorded as debt discount to the convertible debt	—	$1,807,876
Conversion of convertible secured debt into common stock	—	$755,000
Purchase of fixed assets through capital lease	—	$40,783
The accompanying notes are an integral part of these interim condensed consolidated financial statements.

MATRITECH, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
     We have incurred losses from operations since our inception. We have an accumulated deficit of $105 million at June 30, 2006. Based on our current forecast of cash utilization and plans for management of expenses and cash flow we believe that our capital resources will be sufficient to fund operations into the first quarter of 2007, provided that we do not default on our obligation under our Secured Convertible Notes and that we make interest and principal payments due in 2007 in stock. Our ability to avoid default and to make these payments in stock is subject to some risks that are beyond the Company’s control including the stock payment conditions set forth in Note 5. We will, as we deem necessary or prudent, continue to seek to raise additional capital and will consider various financing alternatives, including equity or debt financings, issuance of securities convertible into equity and corporate partnering arrangements. However, we may not be able to raise needed capital on terms that are acceptable to us, or at all. If we raise funds on unfavorable terms, we may provide rights and preferences to new investors which are not available to current shareholders. In addition, our existing financing arrangements contain anti-dilutive provisions which may require us to issue additional securities if certain conditions are met. If we do not receive additional financing or do not receive an adequate amount of additional financing, we will be required to curtail our expenses by reducing research and/or marketing or by taking other steps that could hurt our future performance, including but not limited to, the premature sale of some or all of our assets or product lines on undesirable terms, merger with or acquisition by another company on unsatisfactory terms or the cessation of operations. Any future equity financings or retirements of debt with common stock will dilute the ownership interest of our existing investors and may have an adverse impact on the price of our common stock. Any of the foregoing steps may have a material adverse effect on our business, financial condition and results of operations. There can be no assurance that capital will be available on terms acceptable to us, if at all.
2. Summary of Significant Accounting Policies
(a) Principles of Consolidation
     The consolidated financial statements include the accounts of Matritech, Inc., a Delaware corporation, and our wholly-owned subsidiary, Matritech GmbH, based in Freiburg, Germany. All intercompany balances and transactions have been eliminated at consolidation level.
(b) Inventories
     Inventories are stated at the lower of cost (determined on a first-in first-out basis) or market and consist of the following:

	December 31,	June 30,
	2005	2006
Raw materials	$206,200	$218,936
Work-in-process	22,117	12,428
Finished goods	462,732	868,368
Consignment inventory	65,030	4,839

	$756,079	$1,104,571

(c) Revenue Recognition
     Deferred revenue consists of the following:

	December 31,	June 30,
	2005	2006
Collaboration fees	$715,608	$712,092
Deferred product revenue	212,303	46,513

	$927,911	$758,605

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2006	2005	2006
Net loss	$(1,384,022)	$(3,567,063)	$(3,479,419)	$(6,659,722)
Other comprehensive loss
Foreign currency translation adjustments	(50,296)	33,362	(60,078)	66,308

Comprehensive loss	$(1,434,318)	$(3,533,701)	$(3,539,497)	$(6,593,414)

(e) Stock-Based Compensation
     Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123R, (“SFAS 123R”), Share-Based Payment, which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS No. 123R, share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant). Prior to January 1, 2006, we accounted for share-based compensation to employees in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. We also followed the disclosure requirements of SFAS No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation, as amended by SFAS 148 (“SFAS 148”), Accounting for Stock-Based Compensation—Transition and Disclosure. We elected to adopt the modified prospective transition method as provided by SFAS 123R and, accordingly, financial statement amounts for the prior periods presented in this Quarterly Report on Form 10-Q have not been restated to reflect the fair value method of expensing share-based compensation. The impact of complying with SFAS 123R on earnings per share for the three and six months ended June 30, 2006 was $0.001 and $0.002 per common share.
     For the three and six months ended June 30, 2006, in accordance with SFAS 123R, we recognized non-cash employee compensation expense resulting from stock options and other stock awards of $55,233 and $109,604, respectively. This expense when allocated to the expense categories reported in our consolidated statement of operations is as follows:

	Three Months	Six Months
	Ended June 30,	Ended June 30,
	2006	2006
Cost of product sales	$2,586	$4,105
Research & development and clinical & regulatory expense	7,178	15,785
Selling, general and administrative expense	45,469	89,714

Share-based compensation expense	$55,233	$109,604

     There was no capitalized stock-based employee compensation cost as of June 30, 2006. There were no recognized tax benefits during the quarter ended June 30, 2006.
     We estimate the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of our stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and our expected annual dividend yield. We believe that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate choices from the permitted alternatives in calculating the fair values of the Company’s stock options granted in the six months ended June 30, 2006. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.
     The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

Six Months
Ended June 30,
2006
Risk-free interest rate (1)	4.58 - 4.87%
Expected dividend yield	—
Expected life (2)	4.75 years
Expected volatility (3)	68%

(1)	The risk-free interest rate for periods equal to the expected term of the share option is based on the U.S. Treasury yield curve in effect at the time of grant.

(2)	The option term was calculated using the simplified method for estimating expected option life, in accordance with Staff Accounting Bulletin No. 107, Share-Based Payment (“SAB 107”), where the expected life is equal to the sum of the vesting period and the contractual term divided by two.

(3)	The stock volatility for each grant is an estimate of volatility we expect to experience over the term of the option. Historical weekly price changes of our common stock over the most recent period equal to the expected option term play an important role in such estimates. Such estimates have been and may continue to be adjusted for stock market activity.
     We had previously adopted the provisions of SFAS 123, as amended by SFAS 148, through disclosure only. The following table illustrates the effects on net income and earnings per share for the three and six months ended June 30, 2005 as if the Company had applied the fair value recognition provisions of SFAS 123 to share-based employee awards.

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2005	2005
Net loss attributable to common shareholders	$(1,384,022)	$(5,106,651)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(187,372)	(366,534)

Pro forma net loss attributable to common shareholders	$(1,571,394)	$(5,473,185)

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2005	2005
Net loss attributable to common shareholders per common share:
Basic and diluted — as reported	$(0.03)	$(0.12)

Basic and diluted — pro forma	$(0.04)	$(0.12)
The weighted average grant date fair value for options granted in the six months ended June 30, 2005 was $0.62 per option. The total grant date fair value of options vested in the six months ended June 30, 2005 was $423,043.
     The fair value of each option grant was estimated on the grant date using the Black-Scholes option pricing model with the following assumptions:

Six Months Ended
June 30,
2005
Risk-free interest rate	3.61 – 4.09%
Expected dividend yield	—
Expected life	5 years
Expected volatility	68% — 85%
Stock Incentive Plans
     In June 2006, our stockholders approved the 2006 Equity and Incentive Plan, but no equity-based awards have been made under the plan. We have granted incentive and nonqualified options under our 1992 and 2002 incentive and stock option plans and the 1992 and 2002 Directors’ plans. The total shares authorized under the 1992 incentive and stock option plan and the 1992 Directors’ plan are 5,000,000 and 465,000 shares, respectively. There are no shares available for issuance at June 30, 2006 under either the 1992 incentive and stock option plan or the 1992 Directors’ plan. The total shares authorized under the 2002 incentive and stock option plan and the 2002 Directors’ plan are 2,000,000 and 965,000 shares, respectively. The total shares available for issuance at June 30, 2006 under the 2002 incentive and stock option plan and the 2002 Directors’ plan are 130,527 and 685,000 shares, respectively. All option grants, prices and vesting periods are determined by the Board of Directors. Incentive stock options must be granted at a price not less than the fair market value on the date of grant. Options vest at various rates over periods of up to four years and all options issued prior to mid-February 2005 expire ten years from the date of grant. In February 2005, the form of option agreement was changed to reduce the option term to seven years. The exercise price of incentive options granted to an option holder who owns stock possessing more than 10% of the voting power of the outstanding capital stock must be at least equal to 110% of the fair market value of the common stock on the date of grant.
     We have granted restricted stock under our 2002 incentive and stock option plan. All restricted stock grants and vesting periods are determined by the Board of Directors. Restricted stock granted in 2006 vests over a period of four years for grants with time-based vesting, three years for bonus awards with time-based vesting and two years for grants with performance-based vesting.
     Our policy for issuing shares of stock related to the exercise of stock options is to have the option holder pay the full exercise price of the stock option and in return we issue shares of stock directly to the option holder.
     Stock option activity under all of our stock plans for the six months ended June 30, 2006 is summarized as follows:

Weighted
Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Life	Intrinsic
	Shares	Price	(in Years)	Value
Outstanding at December 31, 2005	3,115,584	$2.82
Granted	340,400	0.87	—	—
Exercised	—	—	—	—

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Life	Intrinsic
	Shares	Price	(in Years)	Value
Terminated:
- Cancellation	(5,875)	1.28	—	—
- Forfeitures	(9,825)	0.77	—	—
- Expiration	(46,954)	9.59	—	—

Outstanding at June 30, 2006	3,393,330	2.54	5.7	201,555

Options exercisable at June 30, 2006	2,622,842	3.02	5.1	39,934

Weighted average fair value of options granted		$0.50
     The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on our closing stock price of $1.09 as of June 30, 2006, which would have been received by the option holders had all option holders exercised their vested options as of that date.
     The following table summarizes the status of our outstanding unvested options for the six months ended June 30, 2006:

		Weighted
	Number of	Average Fair
	Shares	Value
Unvested at December 31, 2005	592,153	$0.59
Granted	340,400	0.50
Vested	(152,240)	0.59
Cancelled	—	—
Forfeited	(9,825)	0.48
Expired	—	—

Unvested at June 30, 2006	770,488	0.56
The total grant date fair value of options vested in the six months ended June 30, 2006 was $89,821.
     As of June 30, 2006, there was approximately $291,000 of total unrecognized compensation cost related to unvested stock options granted under our stock plans. That cost is expected to be recognized over a weighted-average period of 1.58 years.
     Restricted stock and restricted stock unit activity under all of our stock plans for the six months ended June 30, 2006 is summarized as follows:

Number of
Shares
Outstanding at December 31, 2005	—
Granted	483,345
Terminated	—

Outstanding at June 30, 2006	483,345

Vested restricted stock and restricted stock units at June 30, 2006	—

Weighted average fair value of restricted stock and restricted stock units granted in 2006	$0.79
     The aggregate value of outstanding restricted stock and restricted stock units as of June 30, 2006 was approximately $526,846. No restricted shares or units vested during the six month period ended June 30, 2006.

     As of June 30, 2006, there was approximately $146,366 of total unrecognized compensation cost related to restricted stock and restricted stock units granted under our stock plans. That cost is expected to be recognized over a weighted-average period of 1.37 years.
(f) Net Loss per Common Share
     We compute earnings per share in accordance with SFAS No. 128, Earnings per Share. Basic net loss per common share is computed by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per share is the same as basic loss per share, as the effects of our potential common stock equivalents are anti-dilutive. At June 30, 2005, potential common stock equivalents consisted of stock options, warrants, convertible debentures and Series A Convertible Preferred Stock. At June 30, 2006, potential common stock equivalents consisted of stock options, restricted stock units, warrants, Secured Convertible Promissory Notes and Series A Convertible Preferred Stock. The number of anti-dilutive securities excluded from the computation of diluted loss per share were 21,843,640 and 31,930,590 for the periods ended June 2005 and 2006, respectively.
(g) Recent Accounting Pronouncements
     In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, Inventory Costs, an amendment of ARB 43, Chapter 4. SFAS 151 requires certain inventory costs to be recognized as current period expenses. This standard also provides guidance for the allocation of fixed production overhead costs. This standard is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We adopted this standard beginning in 2006, but its adoption did not have a material impact on our financial position, results of operations or cash flows.
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
     In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“ FIN 48”), which clarifies the accounting and disclosures for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact the adoption of FIN 48 will have on our consolidated financial statements.
     In June 2006, the EITF reached a consensus on EITF Issue No. 06-03, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation) (“ EITF 06-03”). EITF 06-03 provides that the presentation of taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer on either a gross basis (included in revenues and costs) or on a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. The provisions of EITF 06-03 become effective as of January 1, 2007. We are currently evaluating the impact EITF 06-03 could have on our consolidated financial statements.
     3. Stockholders’ Equity
     On March 4, 2005, we sold 670,272 shares of Series A Convertible Preferred Stock (the “Series A Preferred Stock”) initially convertible into 6,702,720 shares of our common stock and the warrants to purchase 4,991,434 shares of our common stock (the “2005 Warrants”), for an aggregate consideration of $5,898,394 (before cash commissions and expenses of approximately $610,000). In addition, we issued warrants to a placement agent for a total of 656,920 shares of common stock (with a value of approximately $562,000). Both the 2005 Warrants and the placement agent warrants (collectively, the “March 2005 Warrants”) had an initial exercise price of $1.47 per share, became exercisable on September 5, 2005 and expire on March 4, 2010.
     See Note 5, “Secured Convertible Notes”, for information about changes in the conversion rates for the Series A Preferred Stock and the exercise price of the 2005 Warrants and placement agent warrants.
     During the three and six month period ended June 30, 2006, investors exercised their rights to convert 142,270 and 487,852 shares of Series A Preferred Stock into 1,788,534 and 6,133,000 shares of common stock, respectively.
4. Convertible Debt Issued March 2003
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

     The debt discount has been amortized as interest expense using the effective interest method over the term of the debt. This debt was fully repaid as of March 31, 2006. For the three month periods ended June 30, 2005 and 2006, $499,000 and $0, respectively, and for the six month periods ended June 30, 2005 and 2006, $983,000 and $134,000 respectively, representing amortization of the debt discount is included in interest expense.
     Debt issuance costs attributable to the March 2003 Convertible Debentures (the “Convertible Debentures”), which totaled approximately $475,000, have been capitalized as other assets and other current assets on the condensed balance sheet and were amortized based on the effective interest method over the term of the debt. For the three month periods ended June 30, 2005 and 2006, $32,000 and $0, respectively, and for the six month periods ended June 30, 2005 and 2006, $71,000 and $7,000 respectively, representing amortization of these costs is included in interest expense. As of June 30, 2005 and 2006, unamortized debt issuance costs totaled $47,000 and $0, is included in other current assets.
     See Note 5, “Secured Convertible Notes”, for information about changes in the conversion rates of the Convertible Debentures and 2003 Warrants.
5. Secured Convertible Notes
     On January 13, 2006, we entered into a purchase agreement and related documents, pursuant to which we sold 15% Secured Convertible Promissory Notes (the “Secured Convertible Notes”), which were initially convertible into 10,766,092 shares of our common stock, par value $.01 per share, and accompanying warrants to purchase up to 6,459,655 shares of our common stock (“Purchaser Warrants”), for an aggregate consideration of $6,997,960 (before cash commission and expenses of approximately $813,000). The Secured Convertible Notes are convertible into shares of our common stock at an initial conversion price of $0.65 per share of common stock and mature on January 13, 2009. The Purchaser Warrants, which became exercisable on July 14, 2006 and expire on January 13, 2011, have an exercise price of $0.67 per share. Both the conversion price and the exercise price are subject to adjustment in the event of subsequent dilutive issuances. In addition, we issued warrants to two placement agents for a total of 1,036,609 shares of our common stock (“Agent Warrants”). The Agent Warrants, which became exercisable on July 14, 2006 and expire on January 13, 2011, have an exercise price of $0.65 per share, and are also subject to adjustments in the event of subsequent dilutive issuances.
     The Secured Convertible Notes allow for payment of both principal and interest in shares of our common stock, so long as certain stock payment conditions are satisfied. Some stock payment conditions were satisfied in June 2006, when our stockholders approved certain issuances of stock at a price below $0.61 per share and the removal of floors on the warrant exercise price and conversion price that could result from a dilutive issuance. The effective conversion price for payments to be made in stock is the lower of the then conversion price, currently $0.65, or 85% of the 10 day volume weighted average price of common stock (the “10-day VWAP”) for the period immediately preceding conversion. No payments are due on the Secured Convertible Notes prior to January 2007. Interest is then payable quarterly, in arrears, after the initial first year’s interest payment is made in January 2007, and principal payments at the initial rate of $291,582 per month (assuming no further prepayment or conversion by any Note holder) are due monthly beginning in January 2007.
     We must meet all of the following stock payment conditions in order to make interest and principal payments on the Secured Convertible Notes in shares of common stock instead of cash: (i) one or more registration statements is effective and available for the resale of the shares required to be registered by the terms of a Registration Rights Agreement entered into in connection with the January 2006 sale of the Secured Convertible Notes; (ii) the shares of our common stock are designated for quotation or listed on the Nasdaq Capital Market, Nasdaq Global Market or AMEX and have not been suspended from trading on any of such exchanges or markets and no written notice of delisting by any of such exchanges or markets have been received and not resolved; (iii) issuance of the shares will not result in a Secured Convertible Note holder and its affiliates owning more than 9.99% of the outstanding shares of our common stock, unless waived by the holder; (iv) the number of shares to be issued to all holders on a specific payment date shall not exceed 10% of the trading volume (as reported by Bloomberg) of our common stock for the period of 20 consecutive trading days ending on the trading day immediately prior to such payment date; (v) our common stock is not selling at a price below $0.50 per share; and (vi) we have not issued any notice relating to the redemption of any warrant(s) during the 30-day period immediately prior to the payment date.
     While the Secured Convertible Notes are outstanding, we have restrictions on incurring additional indebtedness (other than receivables financing not to exceed 80% of receivables and equipment purchase or lease financing not to exceed $200,000), as well as restrictions on payment of cash dividends and redemption of securities. Our obligations under the Secured Convertible Notes are secured by first priority liens, effective April 1, 2006, against certain assets related to our NMP22® product line. The security interest covers cell lines, equipment, inventory and general intangibles related to the NMP22 product line, as well as proceeds from the sale of the product line. We also entered into a contingent license agreement with the Collateral Agent, SDS Capital Group SPC, Ltd., granting license rights in the field of bladder cancer detection to some of our patents related to the NMP22 products, sublicense rights to patents licensed to us and used in connection with the NMP22 product line, and license rights to trademarks used exclusively in connection with the NMP22 product line.
     We have granted each holder of the Secured Convertible Notes the right to participate in our future financing transactions if the holder has $250,000 or more of value of Secured Convertible Notes. These rights are subject to the prior right of holders of at least $495,000 of our Series A Convertible Preferred Stock to participate in future financings closed on or before December 20, 2006. The holders of the Secured Convertible Notes who qualify for participation rights in our future financing transactions also have the right to exchange up to 50% of then-held principal value of their Secured Convertible Notes for participation in the transaction, subject to an overall restriction for all holders that limits them to an aggregate of 50% of each future financing transaction.
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
     Under the terms of the transaction documents, we are obligated to file a registration statement covering the shares into which the Secured Convertible Notes may be converted and the shares for which the Purchaser and Agent Warrants may be exercised and, once the registration statement is declared effective, to keep it available for resale of these shares. We are also obligated to keep our stock listed for trading on AMEX, NYSE or Nasdaq. We face potential cash penalties (a) if we fail to register the shares into which the Secured Convertible Notes may be converted or if, once a registration statement is declared effective, we fail to keep it available for resale of these shares and/or (b) if our common stock is not listed or included for quotation on the Nasdaq Capital Market, the Nasdaq Global Market, NYSE or AMEX (each, a “Default Event”). In general, we may be subject to penalties, including payment of 1.5% of the consideration paid for the outstanding Secured Convertible Notes (or shares into which they were converted that are still held by the purchasers) for each 30-day period in which a Default Event continues. Our estimates of the potential cash penalties associated with such Default Events are recorded as a separate liability on our balance sheet (the “Registration Rights Liability”). The fair value of the Registration Rights Liability is determined at the end of each accounting period using a probability weighted discounted cash flow technique based on the potential cash penalties and management’s estimates of the likelihood of their occurrence. Subsequent changes in fair value of that liability are reflected in the statement of operations for the applicable period.
     The sale of Secured Convertible Notes has been deemed to be a dilutive issuance under the terms of the warrants issued in connection with our Convertible Dentures (“March 2003 Warrants”), our Series A Preferred Stock and accompanying March 2005 Warrants and some warrants previously issued to a placement agent. As a result, the March 2003 Warrants became exercisable to purchase shares of our common stock at a price of $0.65 per share. The outstanding Series A Preferred Stock became convertible into 7,156,629 shares of our common stock at a price of $0.70 per share, representing a current increase of 1,463,788 shares from the conversion terms of the Series A Preferred Stock at December 31, 2005, and the March 2005 Warrants became exercisable to purchase shares of our common stock at a price of $1.34 per share. Additionally, the exercise price of warrants granted in October 2003 and March 2004 to a placement agent to purchase an aggregate of 105,821 shares of our common stock were adjusted from $1.67 and $2.00 per share to $0.65 per share.
     The offer and sale of securities in the January 2006 financing transaction described above was exempt from registration under the Securities Act in reliance upon Section 4(2) of the Securities Act and Regulation D promulgated thereunder, as a transaction by an issuer not involving any public offering. The recipients of securities in this transaction represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in this transaction.
     The proceeds of approximately $6,998,000 and the closing costs of $1,285,000 were allocated in the following manner:

	Allocation of	Allocation of
	of	Associated
Instrument	Proceeds	Costs

Secured Convertible Notes	$4,884,000	$912,000
Purchaser Warrants	1,808,000	337,000
Registration Rights Liability	306,000	36,000

	$6,998,000	$1,285,000

     The allocation of the total proceeds among these elements require us to separately record the Registration Rights Liability at its full fair value (approximately $306,000) and then allocate the remaining value between the Purchaser Warrants and the Secured Convertible Notes based on their relative fair values. The fair value of the Registration Rights Liability was determined using a probability weighted discounted cash flow technique based on the potential cash penalties, and subsequent changes in its fair value are reflected in the statement of operations. We valued the Purchaser Warrants using the Black-

Scholes pricing model with the following assumptions: dividend yield of zero percent; expected volatility of 68%; risk free interest rate of 4.14% and a term of five years.
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

Face Value of Secured Convertible Note	$6,998,000	Value Allocated to Secured Convertible Note	$4,884,000
Shares Upon Conversion	10,766,092	Shares Upon Conversion	10,766,092
Conversion Price	$0.65	Effective Conversion Price	$0.454
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
     For the three and six month periods ended June 30, 2006, we included $160,000 and $222,000, respectively, (representing amortization of deferred financing costs), and $894,000 and $1,240,000, respectively, (representing accretion of debt discount and beneficial conversion feature) in interest expense.
     During the three and six month periods ended June 30, 2006, $710,000 and $755,000, respectively, of principal of the Secured Convertible Notes were converted into equity.
     A summary of the Secured Convertible Note accounting is as follows:

Proceeds at closing in January 2006	$6,998,000
Less:
Fair value ascribed to the Purchaser Warrants	(1,808,000)
Fair value of Registration Rights Liability	(306,000)
Beneficial conversion feature calculated on date of closing and recorded as debt discount	(2,975,000)

Carrying value at closing in January 2006	1,909,000
Add back:
Cumulative principal payments made in stock	(755,000)
Cumulative amortization of debt discount and beneficial conversion features	1,240,000

Balance, June 30, 2006	$2,394,000

     Minimum future payments on the debt are as follows:

Total payments	$8,147,000

Less: Portion related to periodic interest payments	(1,904,000)
Non-cash interest related to debt discount	(3,849,000)

Balance, June 30, 2006	$2,394,000

Less current portion	1,674,000

Long-term portion	$720,000

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
Overview
     Our most important source of revenue and revenue growth in the near term is our NMP22® BladderChek® Test, a point-of-care test product developed by our scientists based upon our proprietary NMP technology. We have our own sales forces, based in the U.S. and Germany, which sell our NMP22 BladderChek Test directly to physicians. The primary market for this product through the second quarter of 2006 has been urologists, but we are in the early stages of a planned expansion of our user base to include gynecologists and other physicians. We also utilize distributors to sell our NMP22 BladderChek Test in countries other than the U.S. and Germany.
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
     We are continuing our collaboration with Sysmex Corporation, a leading manufacturer of automated laboratory instruments based in Kobe, Japan, in the field of cervical sample testing. We are also continuing research and development work in our breast cancer program. We measure our progress in these programs by achievements such as entering into new strategic partnerships or alliances (see “Agreements” below), obtaining positive clinical trial results (see “Products”), and ultimately securing regulatory approvals such as the four FDA approvals for our NMP22 products and the two Japanese Ministry of Health, Labor and Welfare approvals for those products. Our goal is to limit the increase in our own annual research, development, clinical and regulatory expenditures to less than 20% per year over the next few years. Research and development and clinical and regulatory expenditures were 3% higher in the second quarter of 2006 than for the same period in 2005.
     We have been unprofitable since inception and expect to incur significant additional operating losses for at least the next two years. We do not expect to achieve profitability until we expand the number of physicians using our NMP22 BladderChek Test product, increase their rate of usage of that test or develop other sources of revenues from our collaboration and research and development projects. For the period from inception to June 30, 2006, we incurred a cumulative net loss of approximately $105 million. To provide funds to support our direct sales force and our ongoing research and development efforts, we raised additional capital in 2004, 2005 and January 2006. A failure to adequately finance the Company would have a material adverse impact on our ability to achieve our objectives. Success in raising capital to fund the cost of product distribution and development programs is an important element of our strategy.
Results of Operations
Quarter Ended June 30, 2005 (“Q2 2005”) Compared with Quarter Ended June 30, 2006 (“Q2 2006”)
Revenues

	Q2 2005	Q2 2006	$ Change	% Change
Product Sales (net of allowances):
NMP22 BladderChek Test Sales	$1,862,000	$2,230,000	$368,000	20%
NMP22 Lab Test Kit Sales	187,000	286,000	99,000	53%
Other Product Sales	570,000	283,000	(287,000)	(50%)

Total Product Sales	2,619,000	2,799,000	180,000	7%

Alliance and Collaboration Revenue	25,000	24,000	(1,000)	(4%)

Total Revenue	$2,644,000	$2,823,000	$179,000	7%

     The increase in revenue from the second quarter of 2005 to the second quarter of 2006 in our NMP22 product line is due to a $477,000 sales increase, primarily in the U.S. and Germany, offset by a $10,000 unfavorable exchange rate impact. NMP22 BladderChek Test sales before allowances accounted for over 89% of sales in the NMP22 product line in the second quarter of 2006, compared to 91% in the second quarter of 2005. The NMP22 BladderChek Test sales growth is the result of expanding our direct-to-the-doctor sales staff in the U.S. and Germany, obtaining additional reimbursement coverage by health plan insurance payors throughout the United States and commencing sales to the gynecology market in Germany. We included in the category of Lab Test Kit sales in 2005 the sale by Diagnostic Products Corporation (“DPC”) in Germany of a fully automated laboratory test incorporating our NMP22 technology that DPC manufactured for use on its automated laboratory analyzers. We terminated our Product Supply and Marketing Agreement with DPC effective December 31, 2005.
     The decrease in revenue from our non-NMP22 products (listed in the table above as Other Product Sales) is mainly due to a decrease in sales of third party allergy and other diagnostic products, principally in Germany. Our distribution agreement with Hitachi Chemical Diagnostics, Inc. was terminated effective September 30, 2005 and in the fall of 2005, Matritech GmbH began selling allergy products manufactured by another company. We expect sales of these allergy products by Matritech GmbH to continue for at least the near term. However, we expect our Other Product Sales will continue to be substantially lower than in the periods prior to termination of the Hitachi agreement. If we do not continue to sell another allergy product line, our Other Product Sales in future quarters could diminish much further and become immaterial to our revenues.

     When we have sufficient history to estimate product returns for a distributor, we recognize revenue when we ship our NMP22 BladderChek Tests to that distributor. During the second quarter of 2006 we sold approximately $101,000 of our NMP22 BladderChek Test to distributors for which we had sufficient history to estimate returns. In the second quarter of 2006, we sold our NMP22 BladderChek Test to certain distributors for which we did not have sufficient history to estimate returns. Accordingly, those shipments were recorded as deferred revenue and will be recognized as revenue when the distributor reports to us that it has either shipped or disposed of the devices (indicating that the possibility of return is remote), or when we are able to reasonably estimate and reserve for returns. At December 31, 2005 and June 30, 2006, $212,000 and $47,000, remained in deferred product revenue, respectively.
     During the second quarter of 2006, we determined that we have sufficient history to estimate product returns for one additional distributor and therefore are now recognizing revenue when we ship our NMP22 BladderChek Tests to this distributor. We have also recognized all deferred revenue relating to our NMP22 BladderChek Test shipments to this distributor at June 30, 2006. This has resulted in our recognizing $22,000 of our NMP22 BladderChek Test shipments to distributors which previously would have been in deferred revenue.
     Deferred revenue consists of the following:

	December 31, 2005	June 30, 2006	$ Change	% Change
Collaboration fees	$716,000	$712,000	$(4,000)	(1%)
Deferred product revenue	212,000	47,000	(165,000)	(78%)

	$928,000	$759,000	$(169,000)	(18%)

     The decrease in the deferred product revenue balance from the fourth quarter of 2005 to the second quarter of 2006 is a result of an increase in the number of distributors for which we have sufficient history to estimate product returns, allowing us to recognize revenue currently from prior sales to those distributors. Deferred product revenue also decreased because distributors for which we do not have sufficient history to estimate product returns shipped more NMP22 BladderChek Tests to end user customers than we shipped to these distributors.
Cost of Product Sales

	Q2 2005	Q2 2006	$ Change	% Change
Product Sales	$2,619,000	$2,799,000	$180,000	7%
Cost of Product Sales	777,000	749,000	(28,000)	(4%)

Gross Profit	$1,842,000	$2,050,000	$208,000	11%

Gross Profit Margin	70%	73%
     The decrease in cost of product sales on a percentage basis and the increase in our gross profit margin is largely the result of increased sales of higher margin NMP22 products worldwide as a percentage of total sales from 78% in the second quarter of 2005 to 90% for the second quarter of 2006. Cost of product sales includes payroll-related expenses, product materials, rent and related overhead expenses, supplies, depreciation of fixed assets used in production as well as royalties paid to third parties. Gross profit is calculated by deducting the cost of product sales from product sales.
Research & Development and Clinical & Regulatory Expenses

	Q2 2005	Q2 2006	$ Change	% Change
Research & development and clinical & regulatory expenses	$703,000	$726,000	$23,000	3%
     Research and development, clinical and regulatory expenses increased in 2006 compared to the second quarter of 2005 primarily due to a $13,000 increase in personnel costs and a $25,000 increase in consultant costs offset by a decrease of $16,000 in supply costs.

Selling, General and Administrative Expenses

	Q2 2005	Q2 2006	$ Change	% Change
Gross Profit	$1,842,000	$2,050,000	$208,000	11%
Selling, General and Administrative Expenses	3,198,000	3,654,000	456,000	14%
SG&A as % of Gross Profit	174%	178%
     Selling, general and administrative expenses increased primarily due to a $165,000 increase in payroll costs resulting from increased headcount, mainly to support direct sales efforts described above, a $278,000 increase in sales-related marketing expenses and a $126,000 increase in professional fees, offset by a decrease of $98,000 in recruiting fees.
     Generally, we believe that our SG&A expenses as a percentage of our gross profit from comparative periods provides a useful measure of our performance. Our trend of decreasing percentages of SG&A as a percentage of gross profit was interrupted in the second quarter of 2006 mainly due to expenses resulting from sales force expansion to address anticipated sales growth which was not accompanied by the sales volume growth. However, during the balance of 2006, we expect the growth in gross profits to exceed the growth in SG&A expenses, which we expect to continue to decline as a percentage of our gross profit. We also expect gross profits to increase more rapidly than sales as our higher margin NMP22 BladderChek Test continues to represent a larger percentage of our sales and the lower margin non-NMP22 products decrease as a percentage of sales.
Operating Loss

	Q2 2005	Q2 2006	$ Change	% Change
Operating Loss	$2,035,000	$2,306,000	$271,000	13%
     The operating loss increased primarily due to increased selling, general and administrative expenses discussed above.
Interest Income

	Q2 2005	Q2 2006	$ Change	% Change
Interest Income	$42,000	$50,000	$8,000	19%
     Interest income increased over the second quarter of 2005 due to higher interest rates.
Interest Expense

	Q2 2005	Q2 2006	$ Change	% Change
Interest Related to Convertible Debt:
Interest Paid in Stock	$40,000	$27,000	$(13,000)	(33%)
Interest Accrued on Debt	—	211,000	211,000	100%
Non-Cash Charges to Interest Expense	563,000	1,054,000	491,000	87%

Total	603,000	1,292,000	689,000	114%

Interest Related to Other Debt:
Interest Paid in Cash	1,000	5,000	4,000	400%

Total Interest	$604,000	$1,297,000	$693,000	115%

     The interest paid in stock in the second quarter of 2005 related to the March 2003 Convertible Debentures. This debt was fully paid by March 31, 2006. The amount reflected for interest paid in stock in the second quarter of 2006 relates primarily to the Secured Convertible Notes converted in the period.
     The amount recorded in the second quarter of 2006 for interest accrued on debt represents unpaid interest relates to Secured Convertible Notes dated January 13, 2006, which interest will be due and payable on January 13, 2007.
     The non-cash charges increased over the second quarter of 2005 primarily due to the increase in non-cash interest charges related to the Secured Convertible Notes.

January 2006 Secured Convertible Notes
     In January 2006, we sold Secured Convertible Notes and recorded $6.0 million of related non-cash charges which are being recorded in our statement of operations through December 2008. As of June 30, 2006, approximately $1,462,000 of the $6.0 million non-cash charges and deferred financing costs have been amortized and recorded as interest expense and the remaining $4.5 million will be amortized using the effective interest rate method over the remaining quarters through December 2008 (approximately $1,224,000, $2,397,000 and $918,000 in 2006, 2007 and 2008, respectively).
     Non-Cash Charges to Interest Expense consisted of:
•	$160,000 of amortized deferred financing costs, which contributed to reducing the original $912,000 balance of deferred financing costs to $690,000 at June 30, 2006; and

•	$894,000 of amortized debt discount, which contributed to reducing the $5,088,000 of debt discount to $3,848,000 at June 30, 2006.
     The following table demonstrates the accounting for the Secured Convertible Notes and related discounts during the period ended June 30, 2006.

Value of Notes
Original Value of Debt	$6,998,000
Discounts Recorded in 2006	(5,089,000)
2006 Amortization of Discounts	1,240,000
Payment in Stock	(755,000)

Carrying Value of Debt at 6/30/06	$2,394,000

Mark-to-Market Adjustment From Warrants

	Q2 2005	Q2 2006	$ Change	% Change
Mark-to-market adjustment from warrants	$1,213,000	—	$(1,213,000)	(100%)
     As described above, mark-to-market adjustment from warrants represents the net decrease in fair value of the 2005 Warrants we issued in connection with our Series A Preferred Stock issuance in March 2005.
Mark-to-Market Adjustment From Registration Rights

	Q2 2005	Q2 2006	$ Change	% Change
Mark-to-market adjustment from registration rights	—	$14,000	$14,000	100%
     Mark-to-market adjustment from registration rights represents the change in the estimated fair value of the Registration Rights Liability associated with our January 2006 sale of the Secured Convertible Notes.
Net Loss

	Q2 2005	Q2 2006	$ Change	% Change
Net Loss	$1,384,000	$3,567,000	$2,183,000	158%
Net Loss Attributable to Common Shareholders	$1,384,000	$3,567,000	$2,183,000	158%

     The net loss increased primarily due to increased selling, general and administrative expenses and an increase in non-cash interest charges related to the Secured Convertible Notes, partially offset by an increase in revenues.
Six Months Ended June 30, 2005 Compared with Six Months Ended June 30, 2006
Revenues

	Six Months Ended	Six Months Ended
	June 30, 2005	June 30, 2006	$ Change	% Change
Product Sales (net of allowances):
NMP22 BladderChek Test Sales	$3,339,000	$4,617,000	$1,278,000	38%
NMP22 Lab Test Kit Sales	376,000	538,000	162,000	43%
Other Product Sales	1,048,000	523,000	(525,000)	(50%)

Total Product Sales	4,763,000	5,678,000	915,000	19%

Alliance and Collaboration Revenue	55,000	54,000	(1,000)	(2%)

Total Revenue	$4,818,000	$5,732,000	914,000	19%

     The increase in revenue from the first six months of 2005 compared to the first six months of 2006 in our NMP22 product line is due to a $1,571,000 sales increase, primarily in the U.S. and Germany, offset by a $131,000 unfavorable exchange rate impact. NMP22 BladderChek Test sales before allowances accounted for over 89% of sales in the NMP22 product line in the first six months of 2006, compared to 92% for the first six months of 2005. The NMP22 BladderChek Test sales growth is the result of expanding our direct-to-the-doctor sales staff in the U.S. and Germany, obtaining additional reimbursement coverage by health plan insurance payors throughout the United States and commencing sales to the gynecology market in Germany. We included in the category of Lab Test Kit sales in 2005 the sale by DPC in Germany of a fully automated laboratory test incorporating our NMP22 technology that DPC manufactured for use on its automated laboratory analyzers. We terminated our Product Supply and Marketing Agreement with DPC effective December 31, 2005.
     The decrease in revenue from our non-NMP22 products (listed in the table above as Other Product Sales) is mainly due to a decrease in sales of third party allergy and other diagnostic products, principally in Germany. Our distribution agreement with Hitachi Chemical Diagnostics, Inc. was terminated effective September 30, 2005 and in the fall of 2005, Matritech GmbH began selling allergy products manufactured by another company. We expect sales of these allergy products by Matritech GmbH to continue for at least the near term. However, we expect our Other Product Sales will continue to be substantially lower than in the periods prior to termination of the Hitachi agreement. If we do not continue to sell another allergy product line, our Other Product Sales in future quarters could diminish much further and become immaterial to our revenues.
     When we have sufficient history to estimate product returns for a distributor, we recognize revenue when we ship our NMP22 BladderChek Tests to that distributor. During the first six months of 2006 we sold approximately $152,000 of our NMP22 BladderChek Test to distributors for which we had sufficient history to estimate returns. In the first six months of 2006, we sold our NMP22 BladderChek Test to certain distributors for which we did not have sufficient history to estimate returns. Accordingly, those shipments were recorded as deferred revenue and will be recognized as revenue when the distributor reports to us that it has either shipped or disposed of the devices (indicating that the possibility of return is remote), or when we are able to reasonably estimate and reserve for returns. At December 31, 2005 and June 30, 2006, $212,000 and $47,000, remained in deferred product revenue, respectively.
     During the first six months of 2006, we determined that we have sufficient history to estimate product returns for three additional distributors and therefore are now recognizing revenue when we ship our NMP22 BladderChek Tests to these distributors. We have also recognized all deferred revenue relating to our NMP22 BladderChek Test shipments to these distributors for the six months ended June 30, 2006. This has resulted in our recognizing $172,000 of our NMP22 BladderChek Test shipments to distributors which previously would have been in deferred revenue.

     Deferred revenue consists of the following:

	December 31, 2005	June 30, 2006	$ Change	% Change
Collaboration fees	$716,000	$712,000	$(4,000)	(1%)
Deferred product revenue	212,000	47,000	(165,000)	(78%)

	$928,000	$759,000	$(169,000)	(18%)

Cost of Product Sales

	Six Months Ended	Six Months Ended
	June 30, 2005	June 30, 2006	$ Change	% Change
Product Sales	$4,762,000	$5,678,000	$916,000	19%
Cost of Product Sales	1,495,000	1,539,000	44,000	3%

Gross Profit	$3,267,000	$4,139,000	$872,000	27%

Gross Profit Margin	69%	73%
     The decrease in cost of product sales on a percentage basis and the increase in our gross profit margin is largely the result of increased sales of higher margin NMP22 products worldwide as a percentage of total sales.
Research & Development and Clinical & Regulatory Expenses

	Six Months Ended	Six Months Ended
	June 30, 2005	June 30, 2006	$ Change	% Change
Research & development and clinical & regulatory expenses	$1,433,000	$1,557,000	$124,000	9%
     Research and development and clinical and regulatory expenses increased for the first six months of 2006 compared to the first six months of 2005 primarily due to a $78,000 increase in personnel costs, a $37,000 increase in patent-related expenses and a $22,000 increase in consultant costs offset by a $16,000 decrease in supply costs.
Selling, General and Administrative Expenses

	Six Months Ended	Six Months Ended
	June 30, 2005	June 30, 2006	$ Change	% Change
Gross Profit	$3,267,000	$4,139,000	$872,000	27%
Selling, General and Administrative Expenses	6,090,000	7,138,000	1,048,000	17%
SG&A as % of Gross Profit	186%	172%
     Selling, general and administrative expenses increased for the first six months of 2006 compared to the first six months of 2005 primarily due to a $583,000 increase in payroll costs resulting from increased headcount, mainly to support direct sales efforts described above, a $477,000 increase in sales-related marketing expenses and a $130,000 increase in professional fees, offset by a decrease of $97,000 in recruiting fees.
     We believe that a decrease in our SG&A expenses as a percentage of our gross profit from 186% in the first half of 2005 to 172% in the first half of 2006 is a useful measure of our performance. During the remainder of the year, we expect gross profits to increase more rapidly than sales as our higher margin NMP22 products, including our Lab Test Kit and our BladderChek Test, become a larger percentage of our sales and the lower margin non-NMP22 products decrease as a percentage of sales. We also expect the growth in gross profits to exceed the growth in SG&A expenses, and that SG&A expenses as a percent of our gross profit should continue to decline.

Operating Loss

	Six Months Ended	Six Months Ended
	June 30, 2005	June 30, 2006	$ Change	% Change
Operating Loss	$4,200,000	$4,503,000	$303,000	7%
     The operating loss increased primarily due to increased selling, general and administrative expenses discussed above offset by higher gross profit margins.
Interest Income

	Six Months Ended	Six Months Ended
	June 30, 2005	June 30, 2006	$ Change	% Change
Interest Income	$69,000	$92,000	$23,000	33%
     Interest income increased over the first half of 2005 due to higher interest rates.
Interest Expense

	Six Months Ended	Six Months Ended
	June 30, 2005	June 30, 2006	$ Change	% Change
Interest Related to Convertible Debt:
Interest Paid in Stock	$90,000	$35,000	$(55,000)	(61%)
Interest Accrued on Debt	—	436,000	436,000	100%
Non-Cash Charges to Interest Expense	1,185,000	1,734,000	549,000	46%

Total	$1,275,000	$2,205,000	$930,000	73%

Interest Related to Other Debt:
Interest Paid in Cash	$1,000	$5,000	$4,000	400%

Total Interest	$1,276,000	$2,210,000	$934,000	73%

     The interest paid in stock in the first half of 2005 related to the March 2003 Convertible Debentures. This debt was fully paid by March 31, 2006. The amount reflected for interest paid in stock in the first half of 2006 relates primarily to the Secured Convertible Notes converted in the period.
     The amount recorded in the first half of 2006 for interest accrued on debt represents unpaid interest relates to Secured Convertible Notes dated January 13, 2006, which interest will be due and payable on January 13, 2007.
     The non-cash charges increased over the first half of 2005 primarily due to the increase in non-cash interest charges related to the Secured Convertible Notes.
     Non-Cash Charges to Interest Expense consisted of:
•	$222,000 of amortized deferred financing costs, which contributed to reducing the original $912,000 balance of deferred financing costs to $690,000 at June 30, 2006;

•	$1,240,000 of amortized debt discount, which contributed to reducing the $5,088,000 of debt discount to $3,848,000 at June 30, 2006;
March 2003 Convertible Debentures
     We completed a $5.0 million private placement of Convertible Debentures in March of 2003 and, subsequent to issuance, have recorded an additional $4.6 million of non-cash charges related to the Convertible Debentures which were charged to our income statement through March 31, 2006. All of the non-cash charges and deferred financing costs have been amortized and charged as interest expense as this debt was fully repaid as of March 31, 2006.
     The following table demonstrates the accounting for the Convertible Debentures and related discounts during 2003, 2004, 2005 and 2006 and the resulting balance at March 31, 2006.

Value of
Debentures
Original Value of Debt	$5,000,000
Discounts Recorded in 2003	(2,777,000)
2003 Amortization of Discounts	644,000

Carrying Value of Debt at 12/31/2003	$2,867,000

Discounts Recorded in 2004	(1,339,000)
2004 Amortization of Discounts	2,150,000
Payment in Stock	(1,923,000)

Carrying Value of Debt at 12/31/2004	$1,755,000

Discounts Recorded in 2005	(442,000)
2005 Amortization of Discounts	1,630,000
Payment in Stock	(2,308,000)

Carrying Value of Debt at 12/31/05	$635,000

2006 Amortization of Discounts	134,000
Payment in Stock	(769,000)

Carrying Value of Debt at 3/31/06	$—

Mark-to-Market Adjustment From Warrants

	Six Months Ended	Six Months Ended
	June 30, 2005	June 30, 2006	$ Change	% Change
Mark-to-market adjustment from warrants	$1,927,000	—	$(1,927,000)	(100%)
     As described above, mark-to-market adjustment from warrants represents the net decrease in fair value of the 2005 Warrants we issued in connection with our Series A Preferred Stock issuance in March 2005.
Mark-to-Market Adjustment From Registration Rights

	Six Months Ended	Six Months Ended
	June 30, 2005	June 30, 2006	$ Change	% Change
Mark-to-market adjustment from registration rights	—	$38,000	$38,000	100%
     Mark-to-market adjustment from registration rights represents the change in the estimated fair value of the Registration Rights Liability associated with our January 2006 sale of the Secured Convertible Notes.
Net Loss

	Six Months Ended	Six Months Ended
	June 30, 2005	June 30, 2006	$ Change	% Change
Net Loss	$3,479,000	$6,660,000	$3,181,000	91%
Net Loss Attributable to Common Shareholders	$5,107,000	$6,660,000	$1,553,000	30%

     The net loss increased primarily due to increased selling, general and administrative expenses as well increased non-cash interest charges related to the Secured Convertible Notes and by a mark-to-market adjustment from warrants which was recorded in the six month period ended June 30, 2005, offset by the increase in revenues. The net loss attributable to common shareholders increased primarily due to the increased selling, general and administrative expenses as well as increased non-cash interest charges related to the Secured Convertible Notes and by a mark-to-market adjustment from warrants which was recorded in the six month period ended June 30, 2005, offset by an increase in revenues and by the Series A Preferred Stock dividend arising from the beneficial conversion feature charge associated with this preferred stock recorded in the six month period ended June 30, 2005. The amount of the beneficial conversion feature was immediately accreted as a deemed dividend for the Series A Preferred Stock on the date of issuance since the preferred stock is immediately convertible. The deemed dividends were reflected as an adjustment to net loss attributable to common shareholders on our Consolidated Statements of Operations.
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
Liquidity and Capital Resources
     Our operating activities used cash in both the first half of 2005 and 2006 primarily to fund our Net Losses excluding non-cash charges. The non-cash charges comprise primarily depreciation and amortization expenses, and amortization of debt discounts and deferred charges related to our Secured Convertible Notes.
Summary Cash Flow

	Six Months	Six Months
	Ended	Ended
	June 30, 2005	June 30, 2006
Net Loss	$(3,479,000)	$(6,660,000)
Non-cash Charges	(410,000)	2,577,000
Changes in Assets and Liabilities	(579,000)	(12,000)

Net Operating Uses	(4,468,000)	(4,095,000)
Net Investment Uses	(118,000)	(80,000)
Net Financing Sources	5,288,000	6,206,000
Foreign exchange effect	(28,000)	34,000

Change in cash and cash equivalents	$674,000	$2,065,000

     We expect that the Days Sales Outstanding (“DSO”) (excluding sales to distributors) is likely to be higher in the future than the 38 days measured at June 30, 2006. We expect U.S. direct-to-physician revenues as a percentage of total revenues to increase and, since our DSO on US direct-to-physician sales was 58 days, we expect our average DSO to increase as US sales become a larger percentage of our total. Our DSO calculation excluding sales to distributors at June 30, 2005 was 38 days.
     We have incurred losses from operations since our inception. We have an accumulated deficit of $105 million at June 30, 2006. Based on our current forecast of cash utilization and plans for management of expenses and cash flow we believe that our capital resources will be sufficient to fund operations into the first quarter of 2007, provided that we do not default on our obligation under our Secured Convertible Notes and that we make interest and principal payments due in 2007 in stock. Our ability to avoid default and to make these payments in stock is subject to some risks that are beyond our control including the stock payment conditions set forth in Note 5 of the accompanying Notes to our Unaudited Condensed Consolidated Financial Statements contained in Item 1 above. We will, as we deem necessary or prudent, continue to seek to raise additional capital and will consider various financing alternatives, including equity or debt financings, issuance of securities convertible into equity and corporate partnering arrangements. However, we may not be able to raise needed capital on terms that are acceptable to us, or at all.
     We have substantially increased our indebtedness to approximately $6.3 million as of June 30, 2006. The Secured Convertible Notes, which account for almost all of that indebtedness, allow for payment of both principal and interest in shares of our common stock, so long as we satisfy certain conditions. The effective conversion price for payments to be made in stock is the lower of the then conversion price, currently $0.65, or 85% of the 10-day VWAP for the period immediately preceding conversion. Except for payments made as a result of optional conversions by a holder, no payments are due on the Secured Convertible Notes prior to January 13, 2007 when interest on the period between January 13, 2006 and January 13, 2007 will become due and payable. Thereafter, interest is payable quarterly, in arrears, and principal payments at the initial rate of $291,582 per month (assuming no further prepayment or conversion by any Note holder) are due monthly beginning in January 2007.
     We must meet all of the following conditions in order to make interest and principal payments on the Secured Convertible Notes in shares of our common stock instead of cash: (i) one or more registration statements is effective and available for the resale of the shares required to be registered by the terms of a Registration Rights Agreement entered into in connection with the sale of the Secured Convertible Notes; (ii) the shares of common stock are designated for quotation or listed on the Nasdaq Capital Market, Nasdaq Global Market or AMEX and have not been suspended from trading on any of such exchanges or markets and no written notice of delisting by any of such exchanges or markets have been received and not resolved; (iii) issuance of the shares will not result in a Secured Convertible Note holder and its affiliates owning more than 9.99% of the outstanding shares of our common stock, unless waived by the holder; (iv) the number of shares to be issued to all holders on a specific payment date shall not exceed 10% of the trading volume (as reported by Bloomberg) of our common stock for the period of 20 consecutive trading days ending on the trading day immediately prior to the applicable payment date; (v) our common stock is not selling at a price below $0.50 per share; and (vi) we have not issued any notice relating to the redemption of any warrant(s) during the 30 day period immediately prior to the applicable payment date. If we are not able to make payments of interest and principal payments on the Secured Convertible Notes in shares of stock, these payments must be made in cash. Unless we are able to raise additional capital from another source, we may not have sufficient funds to make these payments.
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
     If we do not receive an adequate amount of additional financing in the future or we do not consummate a future financing on a timely basis, we will be required to curtail our expenses by reducing research and/or marketing or by taking other steps that could hurt our future performance, including but not limited to, the termination of major portions of our research and development activities, the premature sale of some or all of our assets or product lines on undesirable terms, merger with or acquisition by another company on unsatisfactory terms or the cessation of operations. If we raise funds on unfavorable terms, we may provide rights and preferences to new investors that are not available to our current stockholders or debt holders. For example, we granted license rights to portions of our patent portfolio to a collateral agent, on behalf of the holders of Secured Convertible Notes, and we have granted preferences upon liquidation to holders of our Series A Preferred Stock. These types of rights and preferences provide a more secure investment position to the holders of these securities than holders of our common stock have.
     Any future equity financings will dilute the ownership interest of our existing investors and may have an adverse impact on the price of our common stock. As of June 30, 2006, the total shares reserved were:

	Common	Conversion
Security	Shares	Or Exercise Price
		Low	High
Common stock outstanding	56,552,000	—	—
Stock reserved for converting notes	16,466,000	.50	.65
Stock reserved for warrant exercises	17,426,000	.65	2.70
Stock reserved for potential warrant shares	631,000	.01	.01
Stock reserved for outstanding stock options and restricted stock units	3,453,000	.55	13.13
Stock available for issuance under stock plans	4,816,000	—	—
Stock reserved for Series A Preferred Stock	1,023,000	.70	.70

Total	100,367,000

     The above table includes shares for converting the Series A Preferred Stock. We plan to use our common stock to pay interest on the Secured Convertible Notes and to repay the principal of the Secured Convertible Notes, and such use of our common stock will result in further dilution.
     The sale of the Secured Convertible Notes and the Purchaser Warrants has been deemed to be a dilutive issuance under the terms of our Convertible Debentures and accompanying March 2003 Warrants, our Series A Preferred Stock and accompanying March 2005 Warrants, and some warrants previously issued to a placement agent. As a result, the exercise price of our March 2003 Warrants was adjusted to $0.65 per share. As of January 13, 2006, our Series A Preferred Stock became convertible at a price of $0.70 per share, resulting in an increase of number of shares issuable upon conversion to 1,463,788, and the exercise price of the accompanying March 2005 Warrants was adjusted to $1.34 per share. The exercise price of warrants granted in October 2003 and March 2004 to a placement agent to purchase an aggregate of 105,821 shares of our common stock were adjusted from $1.67 and $2.00 per share to $0.65 per share.
   Financings
     See Note 5 of the accompanying Notes to Unaudited Condensed Consolidated Financial Statements contained in Item 1 above.
Contractual Obligations
     Our future commitments as of June 30, 2006 are as follows:

	Payment Due by Period
	Total	Less than	1-3	3-5	More than
		1 year	years	years	5 years
Operating Lease Arrangements	$2,735,000	$584,000	$1,633,000	$518,000	$—
Capital Lease Arrangements	60,000	19,000	41,000	—	—
Debt Obligations	8,153,000	942,000	4,025,000	3,186,000	—

Total	$10,948,000	$1,545,000	$5,699,000	$3,704,000	$—

     We have no material capital expenditure commitments.
     Our intention is to pay the interest and principal on our Secured Convertible Notes in stock so long as we meet the applicable stock payment conditions.
Off-Balance Sheet Arrangements
     We have not created, and are not party to, any special-purpose or off-balance sheet entities for purpose of raising capital, incurring debt or opening parts of our business that are not consolidated (to the extent of our ownership interest therein) into our financial statements. However, since inception, we have raised capital through issuance of Convertible Debentures, issuance of common stock, issuance of preferred stock and recently issued convertible debt. All those arrangements include the issuance of warrants. Certain conversion features and warrants are instruments that qualify as off-balance sheet arrangements. We have provided further details about those arrangements in Item 2 — Management’s Discussion and Analysis of Financial Conditions and Results of Operations — Liquidity and Capital Resources.
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
Stock-Based Compensation Expense
     Effective January 1, 2006, we account for employee stock-based compensation costs in accordance with SFAS 123R. We utilize the Black-Scholes option pricing model to estimate the fair value of employee stock based compensation at the date of grant, which requires the input of highly subjective assumptions, including expected volatility and expected life. Further, as required under SFAS 123R, we now estimate forfeitures for options granted, which are not expected to vest. Changes in these inputs and assumptions can materially affect the measure of estimated fair value of our share-based compensation. For further information for how we account for stock-based compensation, please see Note 2(e) of accompanying Notes to Unaudited Condensed Consolidated Financial Statements, contained in Item 1 above.
Recent Accounting Pronouncements
     In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, Inventory Costs, an amendment of ARB 43, Chapter 4. SFAS 151 requires certain inventory costs to be recognized as current period expenses. This standard also provides guidance for the allocation of fixed production overhead costs. This standard is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We adopted this standard beginning in 2006, but its adoption did not have a material impact on our financial position, results of operations or cash flows.
     In February 2006, the FASB issued Statement No. 155, Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140 (“SFAS 155”), to simplify and make more consistent the accounting for certain financial instruments. SFAS 155 amends Statement No. 133, Accounting for Derivative Instruments and Hedging

Activities, to permit fair value measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS 155 amends Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (a replacement of FASB Statement No. 125), to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 applies to all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006, with early adoption permitted. Our management believes that when we adopt this statement, it will have no impact on our financial condition or results of operations.
     In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“ FIN 48”), which clarifies the accounting and disclosures for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are evaluating the impact the adoption of FIN 48 will have on our consolidated financial statements.
     In June 2006, the EITF reached a consensus on EITF Issue No. 06-03, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation) (“ EITF 06-03”). EITF 06-03 provides that the presentation of taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer on either a gross basis (included in revenues and costs) or on a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. The provisions of EITF 06-03 become effective as of January 1, 2007. We are currently evaluating the impact EITF 06-03 could have on our consolidated financial statements.
Research and Development
     We are engaged in the research, production and marketing of cancer diagnostic technologies and we record all of our research and development expenditures, whether conducted by our own staff or by external scientists on our behalf and at our expense, as expenses are incurred. Since our inception in October 1987, and through June 30, 2006, expenses related to research and development activities amounted to approximately $49.8 million. Research and development expenses include the salaries and related overhead of our research personnel, laboratory supplies, payments to third parties to help us execute clinical trials, depreciation of research related equipment, legal expenses related to filing and prosecuting patents, other direct expenses and an allocation of our occupancy and related expenses based on the square footage occupied by our research and development staff and their laboratories.
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
          Spending on Research and Development Projects. Total research, development, clinical and regulatory spending in the second quarter of 2006 was approximately $726,000. We expect research, development, clinical and regulatory expenditures to be less than $3.6 million in fiscal 2006 and to be devoted primarily to our breast cancer project.
          Bladder Cancer. Except for sponsoring additional clinical trials to demonstrate different ways to use the information generated by our bladder cancer detection products, we do not currently plan to incur any significant additional research spending on any of these products. We do expect to expend, from time to time, funds for product support and manufacturing improvement for our bladder cancer detection products, which expenditures are not expected to exceed $750,000 over 2006 and 2007.
          Cervical Cancer. Discovery research on this product was completed prior to 2000 and our expenditures in 2006 have been principally for technical support of our licensing activity with our partner Sysmex Corporation. We expect that substantially all future costs to support additional research, development, clinical and regulatory support of this product to be paid by Sysmex Corporation. If we incur any additional costs in connection with this program, we expect those costs to be aimed at licensing this technology to a company with a slide-based cervical cancer detection system.

     Breast Cancer. Over the next two years, we intend to continue to pursue development of a blood based clinical test for the detection and management of breast cancer patients. We are focusing on improving our mass spectrometry technology and our immunoassay and RT-PCR-based methods by targeting nuclear matrix proteins including regions and fragments of proteins and protein complexes which we believe may be more highly correlated with breast cancer than those tested to date. After appropriate targets are identified and verified, our goal is to begin clinical trials during 2007 for a submission to the FDA.
          Prostate Cancer. The amount of research, development, clinical and regulatory resources we devote to our prostate cancer program depends in large part on the requirements and success of our breast cancer program to which we plan to give priority in 2006. Because of uncertainty of when we will more actively pursue our prostate cancer program, we cannot reasonably estimate the likelihood or timeframe for reaching any commercialization goals.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     Investment Portfolio. We own financial instruments that are sensitive to market and interest rate risks as part of our investment portfolio. The investment portfolio is used to preserve our capital until it is required to fund operations including our research and development activities. None of these market risk sensitive instruments is held for trading purposes. Our investment policy prohibits investing in derivatives. The interest rate on our Secured Convertible Notes is fixed. Please read this paragraph in conjunction with Note 1 of Notes to the Consolidated Financial Statements — “Operations and Significant Accounting Policies” of our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the SEC on March 21, 2006 (File No. 001-12128).
     We invest our cash in securities classified as cash and cash equivalents. At June 30, 2006, these securities totaled $3.9 million and included money market accounts. Changes in interest rates affect the investment income we earn on our investments and, therefore, impact our cash flows and results of operations. A hypothetical 50 basis point decrease in interest rates would result in a decrease in annual interest income and a corresponding increase in net loss of approximately $7,000 for the period ended June 30, 2006.
     Foreign Exchange. The financial statements of Matritech GmbH are translated in accordance with SFAS No. 52, Foreign Currency Translation. The functional currency of our foreign subsidiary is the local currency (euro), and accordingly, all assets and liabilities of the foreign subsidiary are translated using the exchange rate at the balance sheet date except for intercompany receivables which are of long-term-investment nature, and capital accounts which are translated at historical rates. Revenues and expenses are translated monthly at the average rate for the month. Adjustments resulting from the translation from the financial statements of the Matritech GmbH into U.S. dollars are excluded from the determination of net income and are accumulated in a separate component of stockholders’ equity. Foreign currency transaction gains and losses are reported in the accompanying Condensed Consolidated Statements of Operations and are immaterial to the results of operations. We had sales denominated in foreign currency of approximately $1,651,000 and $3,274,000 respectively, for the three month and six month periods ended June 30, 2006.
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
     In January 2006, we sold the Secured Convertible Notes which contain substantial penalties in the event we fail to comply with their terms. Potential events of default under the Secured Convertible Notes include:
•	our failure to make payments as they become due;

•	our failure to remain listed on any of the Nasdaq Capital Market, New York Stock Exchange, American Stock Exchange (“AMEX”) or the Nasdaq Global Market;

•	our failure to have an effective registration statement available for resale of the shares;

•	failure to timely remove restrictive legends from any stock certificates delivered upon conversion;

•	our written notice or public announcement of the intention not to issue shares upon conversion;

•	our making an assignment for the benefit of creditors, or applying for or consenting to the appointment of a receiver or trustee for a substantial portion of our property or business or that of any subsidiary;

•	bankruptcy, insolvency or similar proceedings being filed by or against us or any subsidiary;

•	a sale or disposition of substantially all our assets;

•	our default on our existing or future liabilities in excess of $250,000; and

•	a breach of any material term of any other transaction document we entered into with the purchasers of the Secured Convertible Notes.
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
     The Secured Convertible Notes permit us to make interest and principal payments in shares of common stock instead of cash, but only if we are in compliance with all of the following: (i) one or more registration statements is effective and available for the resale of the shares required to be registered by the terms of a Registration Rights Agreement entered into in connection with the January 2006 financing; (ii) the shares of common stock are designated for quotation or listed on the Nasdaq Capital Market, Nasdaq Global Market or AMEX and have not been suspended from trading on any of such exchanges or markets and no written notice of delisting by any of such exchanges or markets have been received and not resolved; (iii) issuance of the shares will not result in a Secured Convertible Note holder and its affiliates owning more than 9.99% of the outstanding shares of our common stock, unless waived by the holder; (iv) the number of shares to be issued to all holders on a specific payment date shall not exceed 10% of the trading volume (as reported by Bloomberg) of our common stock for the period of 20 consecutive trading days ending on the trading day immediately prior to such payment date; (v) our common stock is not selling at a price below $0.50 per share; and (vi) we have not issued any notice relating to the redemption of any warrant(s) during the 30 day period immediately prior to the payment date. If we are not able to make interest and principal payments on the Secured Convertible Notes in shares of stock, we will have to make these payments in cash. Unless we are able to raise additional capital from another source, we may not have sufficient funds to make these payments. If we make these payments in stock, however, it will result in significant dilution.

     We have incurred substantial indebtedness and may be unable to service our debt.
     As a result of our 2006 sale of Secured Convertible Notes, we substantially increased our indebtedness from approximately $800,000 at the end of 2005 to approximately $6.3 million as of June 30, 2006. In addition, our Secured Convertible Notes bear interest at the rate of 15% per annum, which is much higher than our previously issued 7.5% Convertible Debentures. This level of our indebtedness could, among other things:
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
     In connection with the sale of our Secured Convertible Notes, we granted to SDS Capital Group SPC, Ltd., as collateral agent for the purchasers, a security interest in collateral including some cell lines, equipment, inventory and general intangibles related to our NMP22 product line, as well as proceeds from any sale of that product line. The collateral excludes receivables for product sales. The security interest covers assets related to both our NMP22 Test Kit and our NMP22 BladderChek Test, the two products that represented approximately 90% of our product sales in the second quarter of 2006. We also entered into a Contingent License Agreement with the collateral agent granting license rights in the field of bladder cancer detection to some of our patents related to the NMP22 products, sublicense rights to patents licensed to us and used in connection with the NMP22 product line, and license rights to trademarks used exclusively in connection with the NMP22 product line. The security agreement and license agreement impose restrictions on our sale or abandonment of the collateral and the patent rights. Further, these agreements afford the collateral agent the right to assume control of and sell the collateral and to use the license rights exclusively within the field of bladder cancer detection in the event of our default in our obligations under the Secured Convertible Notes. If we default on these obligations, and the collateral is sold, we will lose our primary source of revenue, which would have a material adverse effect on our business and would severely jeopardize our ability to continue operations.
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
     We have incurred losses since we began operations in 1987. These losses have resulted principally from costs incurred in research and development and from selling, general and administrative costs associated with our market development and selling efforts. Our accumulated deficit from inception through June 30, 2006 is $105 million. Our product sales and net losses for each of the past three fiscal years and the first six months of 2006 have been:

	2003	2004	2005	1st half 2006
Product Sales	$4,018,000	$7,275,000	$10,290,000	$5,678,000
Net Losses	$7,878,000	$11,123,000	$7,865,000	$6,660,000
     We expect to continue to incur additional operating losses in the future as we continue to develop new products and seek to commercialize the results of our research and development efforts. Our ability to achieve long-term profitability is dependent upon our success in those development and commercializing efforts. We do not believe we will be profitable for at least the next two years.
     We will need to obtain additional capital in the future and if we are unable to obtain such capital on acceptable terms, or at the appropriate time, we may not be able to continue our operations.
     We do not currently generate revenues sufficient to operate our business at breakeven and do not believe we will do so for at least the next two years. In the fiscal quarter ended June 30, 2006, we had an operating loss of $2.3 million, a net loss of $3.6 million, and as of June 30, 2006, we only had $3.9 million of cash and cash equivalents. As a result, we must rely on our ability to raise capital from outside sources in order to continue operations. In March 2003, we sold Convertible Debentures and accompanying warrants. In October and November 2003, we sold common stock and accompanying warrants. In March 2004, we sold common stock and accompanying warrants. In March 2005, we sold Series A Preferred Stock and accompanying warrants for common stock. In January 2006, we sold the Secured Convertible Notes and accompanying warrants for common stock. We will, as we deem necessary or prudent, continue to seek to raise additional capital through various financing alternatives, including equity or debt financings, issuances of securities convertible into equity and corporate partnering arrangements. However, we may not be able to raise needed capital on terms that are acceptable to us or at all.
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
     The market price of our common stock has historically been, and we expect it to continue to be, volatile. The price of our common stock has ranged between $0.52 and $1.56 in the fifty-two week period ended June 30, 2006. The stock market has from time to time experienced extreme price and volume fluctuations, particularly in the biotechnology sector, which have often been unrelated to the operating performance of particular companies. Factors such as announcements of technological innovations or new products by our competitors or disappointing results by third parties, as well as market conditions in our industry, may significantly influence the market price of our common stock. For example, in the past, our stock price has been affected by announcements of clinical trial results and technical breakthroughs at other biotechnology companies. Our stock price has also been affected by our own public announcements regarding such things as quarterly sales and earnings, regulatory agency actions and corporate partnerships. Consequently, events both within and beyond our control may cause shares of our stock to lose their value rapidly.
     In addition, sales of a substantial number of shares of our common stock by stockholders could adversely affect the market price of our shares. In the second quarter of 2006, our shares had an average daily trading volume of only approximately 436,000 shares. In connection with our January 2006 sale of Secured Convertible Notes and accompanying warrants, we filed two resale registration statements covering an aggregate of up to 25,797,839 shares of common stock for the benefit of the selling security holders. In connection with our March 2005 private placement of Series A Preferred Stock and accompanying warrants, we filed a resale registration statement covering up to 18,922,907 shares of common stock for the benefit of those investors. In connection with our March 2004 private placement of common stock and accompanying warrants, we filed a resale registration statement covering up to 7,121,031 shares for the benefit of those investors. We have also filed numerous resale registration statements in connection with previous sales of our equity securities. The actual or anticipated resale by such investors under these registration statements may depress the market price of our common stock. Bulk sales of shares of our common stock in a short period of time could also cause the market price for our shares to decline.
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
     Our Secured Convertible Notes and accompanying warrants also contain anti-dilution protection provisions. Currently, the Secured Convertible Notes are convertible to common stock at a price of $0.65 per share and the accompanying warrants are exercisable at an exercise price of $0.67 per share. If we do a future financing at a price of less than $0.65 per common share, the conversion price of our Secured Convertible Notes will be reduced to the new financing price per common share and the exercise price of the January 2006 warrants will be reduced to the new financing price per common share.
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
     Our inability to develop and commercialize additional products may limit our future prospects for our business, sales and profits.
     We believe that our ability to achieve profitability and to increase profits will be affected by our progress in producing additional revenue-generating products and technologies. We will receive royalties and other payments from Sysmex Corporation if and when it is successful in commercializing a cervical cancer testing system incorporating our NMP179 technology. Other than our NMP22 products, the allergy and other diagnostic products distributed by our European subsidiary and any product or test that may be offered by Sysmex Corporation incorporating our NMP179 technology, none of our technologies is close enough to commercialization to be expected to generate revenue in the foreseeable future, if at all. If we are unable to successfully develop and commercialize other products or technologies, the future prospects for our business, sales and profits will be materially limited. In addition, if we are unable to develop and commercialize additional products to diversify our revenue streams, great reliance will be placed on the success of our few existing products.

     If we are unable to manufacture or otherwise obtain the product volumes we need, we may be unable to achieve profitability.
     We currently manufacture our NMP22 Test Kits and package our NMP22 BladderChek Tests in our Newton, Massachusetts facility but we rely on subcontractors for certain components and processes for each of these products. Neither we nor our subcontractors have experience in manufacturing and assembling our NMP22 Test Kits and our BladderChek Tests in large volumes. The volume of BladderChek Tests we have sold has increased from the second quarter of 2005, when we sold $1.9 million of these tests, to the second quarter of 2006, when we sold $2.2 million of such tests. We expect that the sales volume of this product will generally continue to grow, although we expect that quarter-over-quarter sales may not always increase and the rate of increase will likely not remain constant. We and/or our subcontractors for our NMP22 BladderChek Test may encounter difficulties in scaling up production of products, including problems involving:
•	production yields;

•	quality control and assurance;

•	component supply; and

•	shortages of qualified personnel.
     These problems could make it difficult to produce sufficient quantities of product to satisfy customer needs and could result in customer dissatisfaction and decreased sales. In addition, if quality problems arise or if we need to undertake any significant manufacturing changes in order to achieve desired product volumes, we may be subject to review and/or other action by the governmental authorities that extensively regulate our manufacturing operations.
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
     The FDA and foreign governmental agencies have the authority to request the repair, replacement or refund of the cost of any device that we manufacture or distribute if it is non-compliant. Failure to comply with medical device and quality regulations in countries outside the United States where we sell our products can result in fines, penalties, seizure or return of products and the inability to sell the product in those countries either on our own or through our distributors.
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
     From time to time, we have experienced setbacks and delays in our research and development efforts and may encounter further obstacles in the course of the development of additional technologies, products and services. We may not be able to overcome these obstacles or may have to expend significant additional funds and time. For example, in 1997 we elected to terminate development of a blood-based test for PC1, a candidate marker for prostate cancer, due to unexpected difficulties. Despite encouraging initial results from an earlier low throughput research testing method, we were unable to develop such a kit for use in testing prostate cancer patients even when we employed 1997 state-of-the-art detection methods. We have subsequently announced that a different set of proteins (NMP48), discovered using a different discovery method, are the primary candidates in our prostate cancer program. More recently, we and others have observed that the testing results of a low throughput research mass spectrometry instrument are not readily reproducible or transferable to high throughput mass spectrometry instruments. As a result, the preliminary positive results our scientists have achieved using monoclonal antibody based immunoassays and reverse transcriptase polymerase chain reaction have caused us to direct our product development resources to these methods for the past two years. If we fail to successfully develop clinical tests based upon any of these methods, we may be forced to curtail or abandon these programs and others that share the same characteristics or approach. In 2006, we reported that the sensitivity and specificity of the breast cancer tests we have had in development were not sufficient to begin clinical trials for submission to the FDA and that we were proceeding with testing of additional antibody pairs, including some focused on different targets. Technical obstacles and challenges we encounter in our research and development process may result in delays in or abandonment of product commercialization, may substantially increase the costs of development, and may negatively affect our results of operations.

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
     We may be unable to establish distributor relationships with high revenue potential in jurisdictions where we do not have a direct sales force.
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
Item 4. Submission of Matters to a Vote of Security Holders.
     Reference is made to the information contained in our Current Report on Form 8-K filed June 13, 2006.
Item 6. Exhibits.

Exhibit No:	Description
3.1
Certificate of Amendment, dated June 9, 2006, of Amended and Restated Certificate of Incorporation of Matritech, Inc. (filed as Exhibit 3.1 to our Form 8-K filed on June 13, 2006 and incorporated herein by reference).

10.1	2006 Equity and Incentive Plan (filed as Exhibit 10.1 to our Form 8-K filed on June 13, 2006 and incorporated herein by reference).

10.2	Form of Stock Option Agreement with executive officer (filed as Exhibit 10.2 to our Form 8-K filed on June 13, 2006 and incorporated herein by reference).

10.3
Extension Agreement, dated June 12, 2006, by and between the Registrant and Unotech Diagnostics, Inc., amending the termination date of the Letter Agreement regarding Contract Manufacturing Arrangement between the parties dated March 2001 (filed as Exhibit 10.3 to the our Form 8-K filed on June 13, 2006 and incorporated herein by reference).

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

MATRITECH, INC.
Date: August 10, 2006	By:	/s/ Stephen D. Chubb
Stephen D. Chubb
Director, Chairman and Chief Executive Officer (principal executive officer)

Date: August 10, 2006	By:	/s/ Richard A. Sandberg
Richard A. Sandberg
Director, Vice President, Chief Financial Officer and Treasurer (principal accounting and financial officer)

EXHIBIT INDEX

Exhibit No:	Description
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.