Form 10-Q
period 2006-09-30
MATRITECH INC/DE/
filed 2006-11-13
CIK 884847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934:
For the quarterly period ended September 30, 2006
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     As of November 1, 2006, there were 56,593,461 shares of the Registrant’s Common Stock outstanding.

MATRITECH, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.
MATRITECH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	December 31,	September 30,
	2005	2006
ASSETS
Current Assets:
Cash and cash equivalents	$1,789,792	$1,785,785
Accounts receivable less allowance of $110,059 in 2005 and $76,311 in 2006	1,534,096	1,230,614
Inventories	756,079	1,146,960
Prepaid expenses and other current assets	323,660	255,738

Total current assets	4,403,627	4,419,097

Property and equipment, net of accumulated depreciation of $2,211,618 in 2005 and $2,430,085 in 2006	881,243	811,505
Goodwill	132,615	132,615
Debt issuance costs	—	602,648
Other assets	206,948	208,909
Receivable from related party	3,551	—

Total assets	$5,627,984	$6,174,774

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of notes payable	$13,571	$20,628
Current maturities of convertible debt	634,971	2,486,730
Accounts payable	523,742	423,864
Accrued expenses	1,301,719	2,254,591
Deferred revenue	286,186	133,884
Registration rights liability	—	318,914

Total current liabilities	2,760,189	5,638,611

Notes payable, less current maturities	9,979	24,057
Convertible debt, less current maturities	—	365,114
Deferred revenue	641,725	643,793
Other long term liabilities	132,852	138,096

Total liabilities	3,544,745	6,809,671

Commitments and Contingencies
Preferred Stock
Authorized — 4,000,000 shares Designated as Series A Convertible Preferred, $1.00 par value — 1,426,124 shares Issued and outstanding — 569,251 shares in 2005 and 81,399 shares in 2006 Liquidation preference of $5,009,409 and $716,311 for Series A as of December 31, 2005 and September 30, 2006, respectively	729,495	104,312

	729,495	104,312

Stockholders’ Equity (Deficit):
Common stock, $0.01 par value
Authorized—90,000,000 shares in 2005 and 150,000,000 shares in 2006 Issued and outstanding—47,498,008 shares in 2005 and 56,593,461 shares in 2006	474,979	565,935
Additional paid-in capital	98,800,393	106,169,767
Accumulated other comprehensive income	65,367	111,261
Accumulated deficit	(97,986,995)	(107,586,172)

Total stockholders’ equity (deficit)	1,353,744	(739,209)

Total liabilities, convertible preferred stock and stockholders’ equity	$5,627,984	$6,174,774

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

MATRITECH, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2006	2005	2006

Revenue:
Product sales, net of allowances	$2,751,657	$2,805,390	$7,513,864	$8,483,598
Alliance and collaboration revenue	27,979	24,555	83,414	78,070

Total revenue	2,779,636	2,829,945	7,597,278	8,561,668

Expenses:
Cost of product sales	752,346	741,172	2,247,579	2,280,204
Research & development and clinical & regulatory expense	748,494	699,536	2,181,279	2,256,884
Selling, general and administrative expense	3,013,321	3,529,489	9,103,138	10,667,968

Total operating expenses	4,514,161	4,970,197	13,531,996	15,205,056

Loss from operations	(1,734,525)	(2,140,252)	(5,934,718)	(6,643,388)

Interest income	31,289	27,928	100,744	119,614
Interest expense	(497,180)	(816,451)	(1,772,763)	(3,026,817)
Mark-to-market adjustment from warrants	(27,204)	—	1,899,698	—
Mark-to-market adjustment from registration rights	—	(10,682)	—	(48,589)
Gain on sale of fixed assets	60,091		60,091

Net loss	$(2,167,529)	$(2,939,457)	$(5,646,948)	$(9,599,180)

Beneficial conversion feature related to series A convertible preferred stock	—	—	(1,627,232)	—

Net loss attributable to common shareholders	$(2,167,529)	$(2,939,457)	$(7,274,180)	$(9,599,180)

Basic and diluted net loss per common share	$(0.05)	$(0.05)	(0.16)	$(0.18)

Basic and diluted weighted average number of common shares outstanding	45,370,972	56,142,146	44,345,812	54,044,348

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

MATRITECH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,
	2005	2006

Cash Flows from Operating Activities:
Net loss	$(5,646,948)	$(9,599,180)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	182,355	206,615
Amortization of debt discount	1,366,868	1,861,842
Amortization of deferred charges	95,862	316,475
Stock option expense	—	107,552
Restricted stock & restricted stock unit expense	—	41,750
Issuance of common stock for interest on debt	130,966	12,811
Noncash interest expense	177,643	829,593
Mark-to-market adjustment on warrants	(1,899,698)	—
Mark-to-market adjustment on registration rights	—	48,589
Gain on sale of fixed assets	(60,091)	—
Noncash expense related to bonus plan	44,119	27,245
Provision for bad debts	100,988	51,772
Changes in assets and liabilities:
Accounts receivable	(711,154)	272,600
Inventories	(46,563)	(367,287)
Prepaid expenses and other assets	(66,020)	62,792
Accounts payable	54,642	(103,068)
Accrued expenses and other liabilities	143,489	245,893
Deferred revenue	(156,099)	(150,234)

Net cash used in operating activities	(6,289,641)	(6,134,240)

Cash Flows from Investing Activities:
Purchases of property and equipment	(137,178)	(88,648)
Proceeds from sale of fixed assets	60,091	—

Net cash used in investing activities	(77,087)	(88,648)

Cash Flows from Financing Activities:
Payments on notes payable	(6,120)	(20,690)
Proceeds from sale of preferred stock and warrants, net	5,287,721	—
Proceeds from convertible debentures and warrants, net	—	6,184,053
Proceeds from exercise of warrants	—	39,896
Proceeds from issuance of common stock under employee stock purchase plan	6,226	—

Net cash provided by financing activities	5,287,827	6,203,259

Effect of foreign exchange on cash and cash equivalents	(32,083)	15,622

Increase in cash and cash equivalents	(1,110,984)	(4,007)
Cash and cash equivalents, beginning of period	4,906,178	1,789,792

Cash and cash equivalents, end of period	$3,795,194	$1,785,785

Supplemental Cash Flow Information:
Cash paid during the period for interest	$1,425	$10,388

Supplemental Disclosure of Noncash Financing and Investing Activities:
Non-cash dividends to preferred stockholders arising from the beneficial conversion feature	$1,627,232	$—
Beneficial conversion feature on convertible debt	442,027	2,974,992
Issuance of common stock as payment on convertible debt:
Number of shares issued	2,433,656	1,231,254
Payment on debt in dollars	$1,860,517	$781,251
Conversion of 61,419 and 487,852 shares of convertible preferred stock to 614,190 and 6,132,997 shares of common stock in 2005 and 2006, respectively	$78,709	$625,183
Registration rights liability recorded as a debt discount	—	$305,829
Allocation of $1,285,000 closing cost related to the convertible debt:
Registration rights liability	—	$35,505
Convertible debt (recorded in other assets)	—	$912,403
Purchase warrants (recorded in additional paid in capital)	—	$337,712
Payment of closing cost related to the convertible debt with issuance of warrant to Placement Agent	—	$471,700
Warrants issued to stockholders and recorded as debt discount to the convertible debt	—	$1,807,876
Conversion of convertible secured debt into common stock	—	$785,000
Purchase of fixed assets through capital lease	—	$40,783
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
     We have incurred losses from operations since our inception. We had an accumulated deficit of $108 million at September 30, 2006 and had only $1.8 million of cash and cash equivalents at September 30, 2006. Based on our current forecast of cash utilization and plans for management of expenses and cash flow we believe that our capital resources will be sufficient to fund operations into the first quarter of 2007, but we expect to need additional capital in order to continue our operations beyond early 2007. We are required by the terms of the 15% Secured Convertible Promissory Notes we issued in January 2006 (“Secured Convertible Notes”) to pay the holders thereof more than $1.2 million of principal and interest in January 2007 and we may have to pay all or a very large portion of the amount due in cash unless we are able to renegotiate payment terms with the holders of the Secured Convertible Notes. Failure to make timely payments due on our Secured Convertible Notes would constitute an event of default under those Secured Convertible Notes and could result in our inability to continue operations, as further described in Note 5. We will, as we deem necessary or prudent, continue to seek to raise additional capital and will consider various financing alternatives, including equity or debt financings, issuance of securities convertible into equity and corporate partnering arrangements. However, we may not be able to timely raise needed capital on terms that are acceptable to us, or at all. If we raise funds on unfavorable terms, we may provide rights and preferences to new investors which are not available to current shareholders. In addition, our existing financing arrangements contain anti-dilutive provisions which may require us to issue additional securities if certain conditions are met. If we do not timely receive additional financing or do not receive an adequate amount of additional financing, we will be required to curtail our expenses by reducing research and/or marketing or by taking other steps that could hurt our future performance, including but not limited to, the premature sale of some or all of our assets or product lines on undesirable terms, merger with or acquisition by another company on unsatisfactory terms or the cessation of operations. Any future equity financings or retirements of debt with common stock will dilute the ownership interest of our existing investors and may have an adverse impact on the price of our common stock. Any of the foregoing steps may have a material adverse effect on our business, financial condition and results of operations. There can be no assurance that capital will be available on terms acceptable to us, if at all.
     In September 2006, we received notice from the American Stock Exchange (“AMEX”), the principal trading market of our common stock, that we were not in compliance with certain continued listing standards relative to maintenance of stockholders’ equity and profitability. On October 23, 2006, we submitted to AMEX a plan of proposed actions we believe will bring us into compliance with applicable listing standards no later than March 21, 2008. We have not yet received approval of the plan and there is no guarantee that AMEX will accept our plan. AMEX may initiate delisting procedures against us if it does not approve our plan, or if, after it accepts our plan, we do not make progress consistent with the plan during the plan period or we are not in compliance with applicable listing standards at the end of the plan period. Delisting of shares of our common stock would violate terms of our various financing documents, could result in the declaration of an event of default in our Secured Convertible Notes and could trigger liquidated damage payments to holders of other securities. In addition, any suspension of trading or delisting of our shares could make it more difficult for us to raise needed additional capital on terms acceptable to us or at all. Further, suspension of trading or delisting of our shares could seriously impair the ability of our stockholders to sell shares of our stock.
2. Summary of Significant Accounting Policies
     (a) Principles of Consolidation
     The consolidated financial statements include the accounts of Matritech, Inc., a Delaware corporation, and our wholly-owned subsidiary, Matritech GmbH, based in Freiburg, Germany. All intercompany balances and transactions have been eliminated at consolidation level.
     (b) Inventories
     Inventories are stated at the lower of cost (determined on a first-in first-out basis) or market and consist of the following:

	December 31,	September 30,
	2005	2006

Raw materials	$206,200	$228,213
Work-in-process	22,117	12,170
Finished goods	462,732	899,016
Consignment inventory	65,030	7,561

	$756,079	$1,146,960

     (c) Revenue Recognition
     Deferred revenue consists of the following:

	December 31,	September 30,
	2005	2006

Collaboration fees	$715,608	$712,534
Deferred product revenue	212,303	65,143

	$927,911	$777,677

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2006	2005	2006

Net loss	$(2,167,529)	$(2,939,457)	$(5,646,948)	$(9,599,180)
Other comprehensive loss
Foreign currency translation adjustments	(5,265)	(20,414)	(65,344)	45,894

Comprehensive loss	$(2,172,794)	(2,959,871)	$(5,712,292)	$(9,553,286)

     (e) Stock-Based Compensation
     Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123R, (“SFAS 123R”), Share-Based Payment, which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS No. 123R, share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant). Prior to January 1, 2006, we accounted for share-based compensation to employees in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. We also followed the disclosure requirements of SFAS No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation, as amended by SFAS 148 (“SFAS 148”), Accounting for Stock-Based Compensation—Transition and Disclosure. We elected to adopt the modified prospective transition method as provided by SFAS 123R and, accordingly, financial statement amounts for the prior periods presented in this Quarterly Report on Form 10-Q have not been restated to reflect the fair value method of expensing share-based compensation. The impact of complying with SFAS 123R on earnings per share for the three and nine months ended September 30, 2006 was $0.001 and $0.003 per common share, respectively.
     For the three and nine months ended September 30, 2006, in accordance with SFAS 123R, we recognized non-cash employee compensation expense resulting from stock options and other stock awards of $66,943 and $176,547, respectively. This expense when allocated to the expense categories reported in our consolidated statement of operations is as follows:

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2006	2006
Cost of product sales	$2,646	$6,751
Research & development and clinical & regulatory expense	9,225	25,010
Selling, general and administrative expense	55,072	144,786

Share-based compensation expense	$66,943	$176,547

     There was no capitalized stock-based employee compensation cost as of September 30, 2006. There were no recognized tax benefits during the nine months ended September 30, 2006.
     We estimate the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of our stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and our expected annual dividend yield. We believe that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate choices from the permitted alternatives in calculating the fair values of the Company’s stock options granted in the nine months ended September 30, 2006. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.
     The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

Nine Months
Ended
September 30,
2006

Risk-free interest rate (1)	4.58 — 4.87%
Expected dividend yield	—
Expected life (2)	4.75 years
Expected volatility (3)	68%

(1)	The risk-free interest rate for periods equal to the expected term of the share option is based on the U.S. Treasury yield curve in effect at the time of grant.

(2)	The option term was calculated using the simplified method for estimating expected option life, in accordance with Staff Accounting Bulletin No. 107, Share-Based Payment (“SAB 107”).

(3)	The stock volatility for each grant is an estimate of volatility we expect to experience over the term of the option. Historical weekly price changes of our common stock over the most recent period equal to the expected option term play an important role in such estimates. Such estimates have been and may continue to be adjusted for stock market activity.
          We had previously adopted the provisions of SFAS 123, as amended by SFAS 148, through disclosure only. The following table illustrates the effects on net income and earnings per share for the three and nine months ended September 30, 2005 as if the Company had applied the fair value recognition provisions of SFAS 123 to share-based employee awards.

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005

Net loss attributable to common shareholders	$(2,167,529)	$(7,274,180)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(162,740)	(529,274)

Pro forma net loss attributable to common shareholders	$(2,330,269)	$(7,803,454)

Net loss attributable to common shareholders per common share:
Basic and diluted — as reported	$(0.05)	$(0.16)

Basic and diluted — pro forma	$(0.05)	$(0.18)
The weighted average grant date fair value for options granted in the nine months ended September 30, 2005 was $0.60 per option. The total grant date fair value of options vested in the nine months ended September 30, 2005 was $550,225.
     The fair value of each option grant was estimated on the grant date using the Black-Scholes option pricing model with the following assumptions:

Nine Months Ended
September 30, 2005

Risk-free interest rate	3.61 — 4.09%
Expected dividend yield	—
Expected life	5 years
Expected volatility	68% — 85%
Stock Incentive Plans
     In June 2006, our stockholders approved the 2006 Equity and Incentive Plan, but no equity-based awards have been made under the plan. We have granted incentive and nonqualified options under our 1992 stock plan and 2002 stock option and incentive plan and the 1992 and 2002 Directors’ plans. The total shares authorized under the 1992 stock plan and the 1992 Directors’ plan are 5,000,000 and 465,000 shares, respectively. There are no shares available for issuance at September 30, 2006 under either the 1992 stock plan or the 1992 Directors’ plan. The total shares authorized under the 2002 stock option and incentive plan and the 2002 Directors’ plan are 2,000,000 and 965,000 shares, respectively. The total shares available for issuance at September 30, 2006 under the 2002 stock option and incentive plan and the 2002 Directors’ plan are 167,723 and 685,000 shares, respectively. All option grants, prices and vesting periods are determined by the Board of Directors. Incentive stock options must be granted at a price not less than the fair market value on the date of grant. Options vest at various rates over periods of up to four years and all options issued prior to mid-February 2005 expire ten years from the date of grant. In February 2005, the form of option agreement for grants under the 2002 stock option and incentive plan was changed to reduce the option term to seven years. The exercise price of incentive stock options granted to an option holder who owns stock possessing more than 10% of the voting power of the outstanding capital stock must be at least equal to 110% of the fair market value of the common stock on the date of grant.
     We have granted restricted stock under our 2002 stock option and incentive plan. All restricted stock grants and vesting periods are determined by the Board of Directors. Restricted stock granted in 2006 vests over a period of four years for grants with time-based vesting, three years for bonus awards with time-based vesting and approximately two years for grants with performance-based vesting. Compensation cost is calculated using the number of awards that we expect to vest and is adjusted to include those awards that ultimately do vest. Performance-based restricted stock vests upon the achievement of pre-established operating result targets associated with the 2007 fiscal year. Compensation cost is recorded for these awards based on the assessment of the likelihood of achieving the performance targets, net of an estimate of pre-vesting forfeitures. We reassess the likelihood of vesting at each reporting period and adjust compensation cost as appropriate.
     Our policy for issuing shares of stock related to the exercise of stock options is to have the option holder pay the full exercise price of the stock option and in return we issue shares of stock directly to the option holder.
     Stock option activity under all of our stock plans for the nine months ended September 30, 2006 is summarized as follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Life	Intrinsic
	Shares	Price	(in Years)	Value
Outstanding at December 31, 2005	3,115,584	$2.82
Granted	352,900	0.87	—	—
Exercised	—	—	—	—
Terminated:
- Cancellation	(11,816)	1.56	—	—
- Forfeitures	(49,928)	0.81	—	—
- Expiration	(41,913)	10.58	—	—

Outstanding at September 30, 2006	3,364,827	2.55	5.3	$397

Options exercisable at September 30, 2006	2,659,217	2.99	4.76	$87

Weighted average fair value of options granted for the nine months ended September 30, 2006		$0.51
     The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on our closing stock price of $0.62 as of September 30, 2006, which would have been received by the option holders had all option holders exercised their vested options as of that date.
     The following table summarizes the status of our outstanding unvested options for the nine months ended September 30, 2006:

		Weighted
	Number of	Average
	Shares	Fair Value

Unvested at December 31, 2005	592,153	$0.59
Granted	352,900	0.51
Vested	(189,515)	0.58
Cancelled	—	—
Forfeited	(49,928)	0.51
Expired	—	—

Unvested at September 30, 2006	705,610	0.56
The total grant date fair value of options vested in the nine months ended September 30, 2006 was $109,919.
     As of September 30, 2006, there was approximately $234,000 of total unrecognized compensation cost related to unvested stock options granted under our stock plans. That cost is expected to be recognized over a weighted-average period of 1.55 years.
     Restricted stock and restricted stock unit activity under all of our stock plans for the nine months ended September 30, 2006 is summarized as follows:

Number of
Shares

Outstanding at December 31, 2005	—
Granted	483,345
Forfeitures	(8,993)

Outstanding at September 30, 2006	474,352

Vested restricted stock and restricted stock units at September 30, 2006	—

Weighted average fair value of restricted stock and restricted stock units granted in 2006	$0.79
     The aggregate value of outstanding restricted stock and restricted stock units as of September 30, 2006 was $294,098. No restricted shares or units vested during the nine month period ended September 30, 2006.
     As of September 30, 2006, there was approximately $123,134 of total unrecognized compensation cost related to restricted stock and restricted stock units granted under our stock plans. That cost is expected to be recognized over a weighted-average period of 1.35 years.
     (f) Net Loss per Common Share
     We compute earnings per share in accordance with SFAS No. 128, Earnings per Share. Basic net loss per common share is computed by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per share is the same as basic loss per share, as the effects of our potential common stock equivalents are anti-dilutive. At September 30, 2005, potential common stock equivalents consisted of stock options, warrants, convertible debentures and Series A Convertible Preferred Stock. At September 30, 2006, potential common stock equivalents consisted of stock options, restricted stock units, warrants, Secured Convertible Notes and Series A Convertible Preferred Stock (“Series A Preferred Stock”). The number of anti-dilutive securities excluded from the computation of diluted loss per share were 20,769,314 and 31,846,840 for the periods ended September 2005 and 2006, respectively.
     (g) Recent Accounting Pronouncements
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
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 establishes a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. This accounting standard is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the impact the adoption of SFAS No. 157 will have on our consolidated financial statements.
     In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB No. 108). SAB No. 108 provides guidance regarding the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of materiality assessments. The method established by SAB No. 108 requires each of our financial statements and the related financial statement disclosures to be considered when quantifying and assessing the materiality of the misstatement. The provisions of SAB No. 108 will apply to our financial position and results of operations for the fiscal year ended December 31, 2006 and is not expected to have a material impact.

3. Stockholders’ Equity
     On March 4, 2005, we sold 670,272 shares of Series A Convertible Preferred Stock (the “Series A Preferred Stock”) initially convertible into 6,702,720 shares of our common stock and warrants to purchase 4,991,434 shares of our common stock (the “2005 Warrants”), for an aggregate consideration of $5,898,394 (before cash commissions and expenses of approximately $610,000). In addition, we issued warrants to a placement agent for a total of 656,920 shares of common stock (with a value of approximately $562,000). Both the 2005 Warrants and the placement agent warrants (collectively, the “March 2005 Warrants”) had an initial exercise price of $1.47 per share, became exercisable on September 5, 2005 and expire on March 4, 2010.
     See Note 5, “Secured Convertible Notes”, for information about changes in the conversion rates for the Series A Preferred Stock and the exercise price of the March 2005 Warrants.
     During the three and nine month period ended September 30, 2006, investors exercised their rights to convert 0 and 487,852 shares of Series A Preferred Stock into 0 and 6,132,997 shares of common stock, respectively.
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

     The debt discount has been amortized as interest expense using the effective interest method over the term of the debt. This debt was fully repaid as of March 31, 2006. For the three month periods ended September 30, 2005 and 2006, $384,000 and $0, respectively, and for the nine month periods ended September 30, 2005 and 2006, $1,367,000 and $134,000 respectively, representing amortization of the debt discount is included in interest expense.
     Debt issuance costs attributable to the March 2003 Convertible Debentures (the “Convertible Debentures”), which totaled approximately $475,000, have been capitalized as other assets and other current assets on the condensed balance sheet and were amortized based on the effective interest method over the term of the debt. For the three month periods ended September 30, 2005 and 2006, $25,000 and $0, respectively, and for the nine month periods ended September 30, 2005 and 2006, $96,000 and $7,000 respectively, representing amortization of these costs is included in interest expense. As of December 31, 2005,unamortized debt issuance costs totaled $7,000 and are included in other current assets. As of September 30, 2006, unamortized debt issuance costs totaled $0.
     See Note 5, “Secured Convertible Notes”, for information about changes in the conversion rates of the Convertible Debentures and 2003 Warrants.

5. Secured Convertible Notes
     On January 13, 2006, we entered into a purchase agreement and related documents, pursuant to which we sold the Secured Convertible Notes, which were initially convertible into 10,766,092 shares of our common stock, par value $.01 per share, and accompanying warrants to purchase up to 6,459,655 shares of our common stock (“Purchaser Warrants”), for an aggregate consideration of $6,997,960 (before cash commission and expenses of approximately $813,000). The Secured Convertible Notes are convertible into shares of our common stock at an initial conversion price of $0.65 per share of common stock and mature on January 13, 2009. The Purchaser Warrants, which became exercisable on July 14, 2006 and expire on January 13, 2011, have an exercise price of $0.67 per share. Both the conversion price and the exercise price are subject to adjustment in the event of subsequent dilutive issuances. In addition, we issued warrants to two placement agents for a total of 1,036,609 shares of our common stock (“Agent Warrants”). The Agent Warrants, which became exercisable on July 14, 2006 and expire on January 13, 2011, have an exercise price of $0.65 per share, and are also subject to adjustments in the event of subsequent dilutive issuances.
     The Secured Convertible Notes allow for payment of both principal and interest in shares of our common stock, so long as certain stock payment conditions are satisfied. Some stock payment conditions were satisfied in June 2006, when our stockholders approved certain issuances of stock at a price below $0.61 per share and the removal of floors on the warrant exercise price and conversion price that could result from a dilutive issuance. The effective conversion price for payments to be made in stock is the lower of the then conversion price, currently $0.65, or 85% of the 10 day volume weighted average price of common stock (the “10-day VWAP”) for the period immediately preceding conversion. No payments are due on the Secured Convertible Notes prior to January 2007. Interest is then payable quarterly, in arrears, after the initial first year’s interest payment is made in January 2007, and principal payments at the initial rate of $291,582 per month (assuming no further prepayment or conversion by any noteholder) are due monthly beginning in January 2007.
     We must meet all of the following stock payment conditions in order to make interest and principal payments on the Secured Convertible Notes in shares of common stock instead of cash: (i) one or more registration statements is effective and available for the resale of the shares required to be registered by the terms of a Registration Rights Agreement entered into in connection with the January 2006 sale of the Secured Convertible Notes; (ii) the shares of our common stock are designated for quotation or listed on the Nasdaq Capital Market, Nasdaq Global Market or AMEX and have not been suspended from trading on any of such exchanges or markets and no written notice of delisting by any of such exchanges or markets have been received and not resolved; (iii) issuance of the shares will not result in a Secured Convertible noteholder and its affiliates owning more than 9.99% of the outstanding shares of our common stock, unless waived by the holder; (iv) the number of shares to be issued to all holders on a specific payment date shall not exceed 10% of the trading volume (as reported by Bloomberg) of our common stock for the period of 20 consecutive trading days ending on the trading day immediately prior to such payment date; (v) our common stock is not selling at a price below $0.50 per share; and (vi) we have not issued any notice relating to the redemption of any warrant(s) during the 30-day period immediately prior to the payment date.
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
     Under the terms of the transaction documents, we are obligated to file a registration statement covering the shares into which the Secured Convertible Notes may be converted and the shares for which the Purchaser and Agent Warrants may be exercised and, once the registration statement is declared effective, to keep it available for resale of the shares into which the Secured Convertible Notes may be converted. We are also obligated to keep our stock listed for trading on AMEX, NYSE or Nasdaq. We face potential cash penalties (a) if we fail to register the shares into which the Secured Convertible Notes may be converted or for which the 2005 Warrants may be exercised or (b) if, once a registration statement is declared effective, we fail to keep it available for resale of the shares into which the Secured Convertible Notes may be converted and/or (c) if our common stock is not listed or included for quotation on the Nasdaq Capital Market, the Nasdaq Global Market, NYSE or AMEX (each, a “Default Event”). In general, we may be subject to penalties, including payment of 1.5% of the consideration paid for the outstanding Secured Convertible Notes (or shares into which they were converted that are still held by the purchasers) for each 30-day period in which a Default Event continues. Our estimates of the potential cash penalties associated with such Default Events are recorded as a separate liability on our balance sheet (the “Registration Rights Liability”). The fair value of the Registration Rights Liability is determined at the end of each accounting period using a probability weighted discounted cash flow technique based on the potential cash penalties and management’s estimates of the likelihood of their occurrence. Subsequent changes in fair value of that liability are reflected in the statement of operations for the applicable period.
     The sale of Secured Convertible Notes has been deemed to be a dilutive issuance under the terms of the warrants issued in connection with our Convertible Debentures (“March 2003 Warrants”), our Series A Preferred Stock and accompanying March 2005 Warrants and some warrants previously issued to a placement agent. As a result, the March 2003 Warrants became exercisable to purchase shares of our common stock at a price of $0.65 per share. The outstanding Series A Preferred Stock became convertible into 7,156,629 shares of our common stock at a price of $0.70 per share, representing a current increase of 1,463,788 shares from the conversion terms of the Series A Preferred Stock at December 31, 2005, and the March 2005 Warrants became exercisable to purchase shares of our common stock at a price of $1.34 per share. Additionally, the exercise prices of warrants granted in October 2003 and March 2004 to a placement agent to purchase an aggregate of 105,821 shares of our common stock were adjusted from $1.67 and $2.00 per share to $0.65 per share.
     The offer and sale of securities in the January 2006 financing transaction described above were exempt from registration under the Securities Act in reliance upon Section 4(2) of the Securities Act and Regulation D promulgated thereunder, as a transaction by an issuer not involving any public offering. The recipients of securities in this transaction represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in this transaction.
     The proceeds of approximately $6,998,000 and the closing costs of $1,285,000 were allocated in the following manner:

		Allocation of
	Allocation of	Associated
Instrument	Proceeds	Costs
Secured Convertible Notes	$4,884,000	$912,000
Purchaser Warrants	1,808,000	337,000
Registration Rights Liability	306,000	36,000

	$6,998,000	$1,285,000

     The allocation of the total proceeds among these elements requires us to separately record the Registration Rights Liability at its full fair value (approximately $306,000) and then allocate the remaining value between the Purchaser Warrants and the Secured Convertible Notes based on their relative fair values. The fair value of the Registration Rights Liability was determined using a probability weighted discounted cash flow technique based on the potential cash penalties, and subsequent changes in its fair value are reflected in the statement of operations. We valued the Purchaser Warrants using the Black-Scholes pricing model with the following assumptions: dividend yield of zero percent; expected volatility of 68%; risk free interest rate of 4.14% and a term of five years.
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

Face Value of Secured Convertible Note	$6,998,000
Shares Upon Conversion	10,766,092
Conversion Price	$0.65

Value Allocated to Secured Convertible Note	$4,884,000
Shares Upon Conversion	10,766,092
Effective Conversion Price	$0.454
     The second step in this calculation, as shown below, determines the discount to market based on the effective conversion price and uses this discount to determine the beneficial conversion feature:

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
     When noteholders convert any of the Secured Convertible Notes prior to maturity, the proportionate share of the remaining unamortized debt discount, debt issuance costs and beneficial conversion feature related to the amount of converted principal is charged to expense in the current period and the amount remaining is charged to expense over the remaining term of the Secured Convertible Notes.
     For the three and nine month periods ended September 30, 2006, we included $87,000 and $310,000, respectively, (representing amortization of deferred financing costs), and $488,000 and $1,728,000, respectively, (representing accretion of debt discount and beneficial conversion feature) in interest expense.
     During the three and nine month periods ended September 30, 2006, $30,000 and $785,000, respectively, of principal of the Secured Convertible Notes were converted into equity.
     A summary of the Secured Convertible Note accounting is as follows:

Proceeds at closing in January 2006	$6,998,000
Less:
Fair value ascribed to the Purchaser Warrants	(1,808,000)
Fair value of Registration Rights Liability	(306,000)
Beneficial conversion feature calculated on date of closing and recorded as debt discount	(2,975,000)

Carrying value at closing in January 2006	1,909,000
Add back:
Cumulative principal payments made in stock	(785,000)
Cumulative amortization of debt discount and beneficial conversion features	1,728,000

Balance, September 30, 2006	$2,852,000

     Minimum future payments on the debt are as follows:

Total payments	$8,107,000
Less: Portion related to periodic interest payments	(1,894,000)
Non-cash interest related to debt discount	(3,361,000)

Balance, September 30, 2006	$2,852,000

Less current portion	2,487,000

Long-term portion	$365,000

6. Contingencies
     Intellectual Property Rights
     Our NMP22® BladderChek® Test is a point-of-care device which may employ intellectual property for which third parties have patent rights. In August 2004, we entered into a license agreement, effective as of April 1, 2004, with one holder of such patent rights, Abbott Laboratories, and as of September 30, 2006, we were continuing to investigate other licensing arrangements covering our NMP22 BladderChek Tests. We cannot currently estimate the extent of any liabilities we may incur or whether future profit margins will be significantly affected by any additional license or other arrangement we may enter into in the future.
7. Accrued Expenses
     Accrued expenses consist of the following:

	December 31,	September 30,
	2005	2006
Payroll and related costs	$747,625	$907,344
Professional fees	222,057	163,174
Interest on convertible debentures	4,808	668,685
Royalties	159,186	160,239
Other	168,043	355,149

	$1,301,719	$2,254,591

8. Subsequent Events
     On November 3, 2006, we executed a supply agreement with Inverness Medical Innovations, Inc., which holds substantial patents rights in the lateral flow area covering the professional field, which includes licensed health care providers and diagnostic laboratories. As part of this agreement, we have secured protection from claims by Inverness of infringement of its lateral flow patent rights for products we purchase from Inverness and resell in the professional field. Inverness has also agreed not to sue Matritech, our resellers, distributors and end-customers, for infringement of these lateral flow patent rights for products sold prior to November 3, 2006. We do not expect our future profit margins to be significantly affected by this new supply agreement.
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
Overview
     Our most important source of revenue and revenue growth in the near term is our NMP22® BladderChek® Test, a point-of-care test product developed by our scientists based upon our proprietary NMP technology. We have our own sales forces, based in the U.S. and Germany, which sell our NMP22 BladderChek Test directly to physicians. The primary market for this product through the third quarter of 2006 has been urologists, but we are in the early stages of a planned expansion of our user base to include gynecologists and other physicians. We also utilize distributors to sell our NMP22 BladderChek Test in countries other than the U.S. and Germany.
     Selling, general and administrative expenses, or SG&A, generally continue to increase as a result of the higher costs needed to support the direct distribution of our NMP22 BladderChek Tests. Our goal is to generate sufficient additional gross profit from sales growth to cover our increased selling expenses and achieve our goal of profitability.
     We are continuing our collaboration with Sysmex Corporation, a leading manufacturer of automated laboratory instruments based in Kobe, Japan, in the field of cervical sample testing. We are also continuing research and development work in our breast cancer program. We measure our progress in these programs by achievements such as entering into new strategic partnerships or alliances, obtaining positive clinical trial results, and ultimately securing regulatory approvals such as the four approvals from the Food and Drug Administration (“FDA”) and the two Japanese Ministry of Health, Labor and Welfare approvals for our NMP22 products. Our goal is to limit the increase in our own annual research, development, clinical and regulatory expenditures to less than 20% per year over the next few years. Research and development and clinical and regulatory expenditures were 6% lower in the third quarter of 2006 than for the same period in 2005.
     We have been unprofitable since inception and expect to incur significant additional operating losses until at least sometime in 2008. We do not expect to achieve profitability until we expand the number of physicians using our NMP22 BladderChek Test product, increase their rate of usage of that test or develop other sources of revenues from our collaboration and research and development projects. For the period from inception to September 30, 2006, we incurred a cumulative net loss of approximately $108 million. We expect to need additional capital no later than early 2007. Success in raising capital to fund product distribution and development programs is an important element of our strategy.
     A failure to adequately and timely finance the Company would have a material adverse impact on our financial position and viability as a going concern.

     We are not currently in compliance with certain continued listing standards of AMEX. AMEX may initiate delisting procedures against us if it does not approve our plan for becoming compliant or if, after it accepts our plan, we do not make progress consistent with the plan. Delisting of shares of our common stock would violate terms of our various financing documents, could result in default on our Secured Convertible Notes, could trigger liquidated damage payments to holders of securities and could make it more difficult for us to raise needed additional capital.
Results of Operations
Quarter Ended September 30, 2005 (“Q3 2005”) Compared with Quarter Ended September 30, 2006 (“Q3 2006”)
Revenues

	Q3 2005	Q3 2006	$ Change	% Change
Product Sales (net of allowances):
NMP22 BladderChek Test Sales	$2,094,000	$2,327,000	$233,000	11%
NMP22 Lab Test Kit Sales	233,000	265,000	32,000	14%
Other Product Sales	425,000	213,000	(212,000)	(50%)

Total Product Sales	2,752,000	2,805,000	53,000	2%

Alliance and Collaboration Revenue	28,000	25,000	(3,000)	(11%)

Total Revenue	$2,780,000	$2,830,000	$50,000	2%

     The increase in revenue for the third quarter of 2006 compared to the third quarter of 2005 from the NMP22 BladderChek Test is due to a $177,000 sales increase as well as a $56,000 favorable exchange rate impact. The $177,000 increase in NMP22 BladderChek sales is comprised of a $222,000 increase in average selling prices offset by a $45,000 decrease in unit volume. The increase in revenue from our NMP22 Lab Test Kit is due to a $29,000 sales increase, principally due to increased customer volume, as well as a $3,000 favorable exchange rate impact. NMP22 BladderChek Test sales accounted for approximately 90% of sales in the NMP22 product line in the both the third quarters of 2005 and 2006. Unit volume declines in sales of NMP22 BladderChek Test in the U.S. market and to distributors were mostly offset by a unit volume increase in Germany. The increase in average selling price for the NMP22 BladderChek test resulted from the larger percentage of our sales in Germany where we receive higher prices for this product.
     The decrease in revenue from our non-NMP22 products (listed in the table above as Other Product Sales) is mainly due to a decrease in the sales volume of third party allergy products in Germany. Our distribution agreement with Hitachi Chemical Diagnostics, Inc. was terminated effective September 30, 2005 and in the fall of 2005, Matritech GmbH began selling allergy products manufactured by another company. We expect sales of these allergy products by Matritech GmbH to continue for at least the near term. However, we expect our Other Product Sales will continue to be substantially lower than in the periods prior to termination of the Hitachi agreement due to lower product sales volumes. If we do not continue to sell another allergy product line, our Other Product Sales in future quarters would likely decrease and become insignificant to our revenues.
     When we have sufficient history to estimate product returns for a distributor, we recognize revenue when we ship our NMP22 BladderChek Tests to that distributor. During the third quarter of 2006 we sold approximately $74,000 of our NMP22 BladderChek Test to distributors for which we had sufficient history to estimate returns. In the third quarter of 2006, we also sold approximately $22,000 of our NMP22 BladderChek Test to certain distributors for which we did not have sufficient history to estimate returns. Accordingly, those shipments were recorded as deferred revenue and will be recognized as revenue when the distributor reports to us that it no longer has the product or when we determine the shelf life of the product has expired (each indicating that the possibility of return is remote). At December 31, 2005 and September 30, 2006, $212,000 and $65,000 remained in deferred product revenue, respectively.
     Deferred revenue consists of the following:

	December 31, 2005	September 30, 2006	$ Change	% Change
Collaboration fees	$716,000	$713,000	$(3,000)	(0.4%)
Deferred product revenue	212,000	65,000	(147,000)	(69%)

	$928,000	$778,000	$(150,000)	(16%)

     The decrease in the deferred product revenue balance from December 31, 2005 to September 30, 2006 is a result of an increase in the number of distributors for which we have sufficient history to estimate product returns, allowing us to recognize revenue currently from prior sales to those distributors. Deferred product revenue also decreased because distributors for which we do not have sufficient history to estimate product returns shipped more NMP22 BladderChek Tests to end user customers than we shipped to these distributors. Unless we change distributors or add significant new distributors, we expect our deferred product revenue will continue to decrease.
Cost of Product Sales

	Q3 2005	Q3 2006	$ Change	% Change
Product Sales	$2,752,000	$2,805,000	$53,000	2%
Cost of Product Sales	752,000	741,000	(11,000)	(2%)

Gross Profit on Product Sales	$2,000,000	$2,064,000	$64,000	3%

Gross Profit Margin on Product Sales	73%	74%
     The decrease in cost of product sales on a percentage basis and the increase in our gross profit margin on product sales is largely the result of increased sales of higher margin NMP22 products worldwide as a percentage of total product sales from 85% in the third quarter of 2005 to 92% in the third quarter of 2006. Cost of product sales includes payroll-related expenses, product materials, rent and related overhead expenses, supplies, depreciation of fixed assets used in production as well as royalties paid to third parties.
Research & Development and Clinical & Regulatory Expenses

	Q3 2005	Q3 2006	$ Change	% Change
Research & development and clinical & regulatory expenses	$748,000	$700,000	$(48,000)	(6%)
     Research and development and clinical and regulatory expenses decreased in the third quarter of 2006 compared to 2005 primarily due to a $49,000 decrease in patent-related expenses and a $15,000 decrease in supply costs offset by a $10,000 increase in consultant costs and a $10,000 increase in utility costs.
Selling, General and Administrative Expenses

	Q3 2005	Q3 2006	$ Change	% Change
Gross Profit on Product Sales	$2,000,000	$2,064,000	$64,000	3%
Selling, General and Administrative Expenses	3,013,000	3,529,000	516,000	17%
SG&A as % of Gross Profit	151%	171%
     Selling, general and administrative expenses increased primarily due to a $216,000 increase in payroll costs, including a $48,000 increase in stock-based compensation costs now required to be expensed under SFAS 123R, resulting from increased headcount, mainly to support direct sales efforts described above, a $158,000 increase in sales-related marketing expenses, a $105,000 increase in consultant and temporary help costs and a $44,000 unfavorable foreign currency exchange rate impact on non-US selling, general and administrative expense. These were offset by a $31,000 decrease in recruiting and relocation fees and a $29,000 decrease in corporate communication costs.
     Generally, we believe that our SG&A expenses as a percentage of our gross profit on product sales from comparative periods provides a useful measure of our performance. Our trend of decreasing percentages of SG&A as a percentage of gross profit in comparative periods was interrupted in the second and third quarters of 2006 mainly due to the fact that we increased sales and marketing costs and we have not reaped the full sales growth benefits of these expenses. However, we expect the growth in gross profits will in the future exceed the growth in SG&A expenses, which we expect to decline as a percentage of our gross profit.

Operating Loss

	Q3 2005	Q3 2006	$ Change	% Change

Operating Loss	$1,735,000	$2,140,000	$405,000	23%
     The operating loss in the third quarter of 2006 increased as compared to the same period in 2005 primarily due to increased selling, general and administrative expenses discussed above.
Interest Income

	Q3 2005	Q3 2006	$ Change	% Change

Interest Income	$31,000	$28,000	$(3,000)	(10%)
     Interest income decreased over the third quarter of 2005 due to a decrease in the average daily cash balances, offset by higher interest rates.
Interest Expense

	Q3 2005	Q3 2006	$ Change	% Change
Interest Related to Convertible Debt:
Interest Paid in Stock	$29,000	$1,000	$(28,000)	(97%)
Interest Accrued on Debt	—	235,000	235,000	100%
Non-Cash Charges to Interest Expense	468,000	575,000	107,000	23%

Total	497,000	811,000	314,000	63%

Interest Related to Other Debt:
Interest Paid in Cash	—	5,000	5,000	100%

Total Interest	$497,000	$816,000	$319,000	64%

     The interest paid in stock in the third quarter of 2005 related to the Convertible Debentures, which debt was fully paid by March 31, 2006. The amount reflected for interest paid in stock in the third quarter of 2006 relates only to the Secured Convertible Notes which were converted in the period.
     The amount recorded in the third quarter of 2006 for interest accrued on debt represents unpaid interest related to the Secured Convertible Notes dated January 13, 2006, which interest will be due and payable on January 13, 2007.
     The non-cash charges increased over the third quarter of 2005 primarily due to the increase in non-cash interest charges related to the Secured Convertible Notes, as further described below.
January 2006 Secured Convertible Notes
     In January 2006, we sold Secured Convertible Notes and recorded approximately $6,001,000 of related non-cash charges which are being recorded in our statement of operations through December 2008. As of September 30, 2006, approximately $2,037,000 of the $6,001,000 non-cash charges and deferred financing costs have been amortized and recorded as interest expense and the remaining $3,964,000 will be amortized using the effective interest rate method over the remaining quarters through December 2008 (approximately $668,000, $2,392,000 and $904,000 in 2006, 2007 and 2008, respectively).
     Non-Cash charges to interest expense consisted of:
•	$87,000 of amortized deferred financing costs, which contributed to reducing the original $912,000 balance of deferred financing costs to $603,000 at September 30, 2006; and

•	$488,000 of amortized debt discount, which contributed to reducing the $5,088,000 of debt discount to $3,360,000 at September 30, 2006.

     The following table demonstrates the accounting for the Secured Convertible Notes and related discounts from the date of issuance, January 13, 2006, to September 30, 2006.

Value of Notes
Original Value of Debt	$6,998,000
Discounts Recorded in 2006	(5,089,000)
2006 Amortization of Discounts	1,728,000
Payment in Stock	(785,000)

Carrying Value of Debt at 9/30/06	$2,852,000

Mark-to-Market Adjustment From Warrants

	Q3 2005	Q3 2006	$ Change	% Change

Mark-to-market adjustment from warrants	$(27,000)	—	$27,000	(100%)
     Mark-to-market adjustment from warrants represents the net decrease in fair value of the warrants we issued in connection with our Series A Preferred Stock in March 2005.
Mark-to-Market Adjustment From Registration Rights

	Q3 2005	Q3 2006	$ Change	% Change
Mark-to-market adjustment from registration rights	—	$11,000	$11,000	100%
     Mark-to-market adjustment from registration rights represents the change in the estimated fair value of the registration rights liability associated with our January 2006 sale of the Secured Convertible Notes.
Net Loss

	Q3 2005	Q3 2006	$ Change	% Change

Net Loss	$2,168,000	$2,939,000	$771,000	36%
     Net loss increased primarily due to increased selling, general and administrative expenses and an increase in non-cash interest charges related to the Secured Convertible Notes, partially offset by an increase in revenues.
Nine Months Ended September 30, 2005 Compared with Nine Months Ended September 30, 2006
Revenues

	Nine Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2006	$ Change	% Change
Product Sales (net of allowances):
NMP22 BladderChek Test Sales	$5,433,000	$6,944,000	$1,511,000	28%
NMP22 Lab Test Kit Sales	608,000	804,000	196,000	32%
Other Product Sales	1,473,000	736,000	(737,000)	(50%)

Total Product Sales	7,514,000	8,484,000	970,000	13%

Alliance and Collaboration Revenue	83,000	78,000	(5,000)	(6%)

Total Revenue	$7,597,000	$8,562,000	965,000	13%

     The increase in revenue for the first nine months of 2006 compared to the first nine months of 2005 from the NMP22 BladderChek Test is the result of a $1,543,000 sales increase offset by a $32,000 unfavorable exchange rate impact. The $1,543,000 increase in NMP22 BladderChek Test sales is comprised of a $1,149,000 increase in volume, primarily in Germany, accompanied by a $394,000 increase in average selling prices. The average selling price increased in the first nine months of 2006 over the same period in 2005 because average selling prices increased in Germany due to favorable customer mix and because Germany sales, which have higher average selling prices than U.S. sales, increased as a percentage of total sales. NMP22 BladderChek Test sales accounted for approximately 90% of sales in the NMP22 product line in the first nine months of 2005 and 2006. The NMP22 BladderChek Test sales growth is the result of expanding our direct-to-the-doctor sales staff in the U.S. and Germany, obtaining additional reimbursement coverage by health plan insurance payors throughout the United States and commencing sales to the gynecology market in Germany. The increase in revenue from our NMP22 Lab Test Kit sales is the result of a $197,000 increase, principally the result of increased unit volume, offset by a $1,000 unfavorable exchange rate impact. We included in the category of Lab Test Kit sales in 2005 the sale by Diagnostic Products Corporation (“DPC”) in Germany of a fully automated laboratory test incorporating our NMP22 technology that DPC manufactured for use on its automated laboratory analyzers. We terminated our Product Supply and Marketing Agreement with DPC effective December 31, 2005.
     The decrease in revenue from our non-NMP22 products (listed in the table above as Other Product Sales) is mainly due to a decrease in the sales volume of third party allergy products in Germany. Our distribution agreement with Hitachi Chemical Diagnostics, Inc. was terminated effective September 30, 2005 and in the fall of 2005, Matritech GmbH began selling allergy products manufactured by another company. We expect sales of these allergy products by Matritech GmbH to continue for at least the near term. However, we expect our Other Product Sales will continue to be substantially lower than in the periods prior to termination of the Hitachi agreement due to lower product sales volumes. If we do not continue to sell another allergy product line, our Other Product Sales in future quarters would likely decrease and become insignificant to our revenues.
     When we have sufficient history to estimate product returns for a distributor, we recognize revenue when we ship our NMP22 BladderChek Tests to that distributor. During the first nine months of 2006, we sold approximately $226,000 of our NMP22 BladderChek Test to distributors for which we had sufficient history to estimate returns. In the first nine months of 2006, we also sold approximately $108,000 of our NMP22 BladderChek Test to certain distributors for which we did not have sufficient history to estimate returns. Accordingly, those shipments were recorded as deferred revenue and will be recognized as revenue when the distributor reports to us that it no longer has the product or when we determine the shelf life of the product has expired (each indicating that the possibility of return is remote). At December 31, 2005 and September 30, 2006, $212,000 and $65,000 remained in deferred product revenue, respectively.
     During the first nine months of 2006, we determined that we have sufficient history to estimate product returns for three additional distributors and therefore we are now recognizing revenue when we ship our NMP22 BladderChek Tests to these distributors. We have also recognized all deferred revenue relating to our NMP22 BladderChek Test shipments to these distributors for the nine months ended September 30, 2006. This has resulted in our recognizing $172,000 of our NMP22 BladderChek Test shipments to distributors which previously would have been in deferred revenue.
     Deferred revenue consists of the following:

	December 31, 2005	September 30, 2006	$ Change	% Change
Collaboration fees	$716,000	$713,000	$(3,000)	(0.4%)
Deferred product revenue	212,000	65,000	(147,000)	(69%)

	$928,000	$778,000	$(150,000)	(16%)

     The decrease in the deferred product revenue balance from December 31, 2005 to September 30, 2006 is a result of an increase in the number of distributors for which we have sufficient history to estimate product returns, allowing us to recognize revenue currently from prior sales to those distributors. Deferred product revenue also decreased because distributors for which we do not have sufficient history to estimate product returns shipped more NMP22 BladderChek Tests to end user customers than we shipped to these distributors. Unless we change distributors or add significant new distributors, we expect our deferred product revenue will continue to decrease.

Cost of Product Sales

	Nine Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2006	$ Change	% Change
Product Sales	$7,514,000	$8,484,000	$970,000	13%
Cost of Product Sales	2,248,000	2,280,000	32,000	1%

Gross Profit on Product Sales	$5,266,000	$6,204,000	$938,000	18%

Gross Profit Margin on Product Sales	70%	73%
     The decrease in cost of product sales on a percentage basis and the increase in our gross profit margin on product sales is largely the result of increased sales of higher margin NMP22 products worldwide as a percentage of total product sales.
Research & Development and Clinical & Regulatory Expenses

	Nine Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2006	$ Change	% Change
Research & development and clinical & regulatory expenses	$2,181,000	$2,257,000	$76,000	3%
     Research and development and clinical and regulatory expenses increased for the first nine months of 2006 compared to the first nine months of 2005 primarily due to a $75,000 increase in personnel costs, including a $16,000 increase in stock-based compensation costs, a $36,000 increase in utilities and a $32,000 increase in consultant costs offset by a $20,000 decrease in site payment costs, a $22,000 decrease in research testing costs, a $15,000 decrease in repairs and maintenance costs and a $12,000 decrease in patent-related expenses.
Selling, General and Administrative Expenses

	Nine Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2006	$ Change	% Change
Gross Profit on Product Sales	$5,266,000	$6,204,000	$938,000	18%
Selling, General and Administrative Expenses	9,103,000	10,668,000	1,565,000	17%
SG&A as % of Gross Profit on Product Sales	173%	172%
     Selling, general and administrative expenses increased for the first nine months of 2006 compared to the first nine months of 2005 primarily due to a $780,000 increase in payroll costs, including a $115,000 increase in stock-based compensation costs, resulting from increased headcount, mainly to support direct sales efforts described above, a $618,000 increase in sales-related marketing expenses, a $127,000 increase in professional fees, an $86,000 increase in temporary help costs, a $60,000 increase in legal expenses and a $32,000 increase in lateral flow pilot program costs, offset by a $128,000 decrease in recruiting and relocation fees.
     We believe that a decrease in our SG&A expenses as a percentage of our gross profit on product sales from 173% in the first nine months of 2005 to 172% in the first nine months of 2006 is a useful measure of our performance. We expect the growth in gross profit on product sales in the future to exceed the growth in SG&A expenses, and that SG&A expenses as a percent of our gross profit on product sales should continue to decline.
Operating Loss

	Nine Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2006	$ Change	% Change
Operating Loss	$5,935,000	$6,643,000	$708,000	12%

     The operating loss increased in the first nine months of 2006 as compared to the same period in 2005, primarily due to increased selling, general and administrative expenses discussed above offset by higher gross profit margins.
Interest Income

	Nine Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2006	$ Change	% Change

Interest Income	$101,000	$120,000	$19,000	19%
     Interest income increased in the first nine months of 2006 as compared to the first nine months of 2005 primarily due to higher interest rates.
Interest Expense

	Nine Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2006	$ Change	% Change
Interest Related to Convertible Debt:
Interest Paid in Stock	$119,000	$36,000	$(83,000)	(70%)
Interest Accrued on Debt	—	671,000	671,000	100%
Non-Cash Charges to Interest Expense	1,653,000	2,310,000	657,000	40%

Total	$1,772,000	$3,017,000	$1,245,000	70%

Interest Related to Other Debt:
Interest Paid in Cash	$1,000	$10,000	$9,000	900%

Total Interest	$1,773,000	$3,027,000	$1,254,000	71%

     The interest paid in stock in the first nine months of 2005 related to the Convertible Debentures, which was fully paid by March 31, 2006. The amount reflected for interest paid in stock in the first nine months of 2006 relates primarily to the Secured Convertible Notes which were converted in the period.
     The amount recorded in the first nine months of 2006 for interest accrued on debt represents unpaid interest related to Secured Convertible Notes dated January 13, 2006, which interest will be due and payable on January 13, 2007.
     The non-cash charges in the first nine months of 2006 increased compared to the first nine months of 2005 primarily due to the increase in non-cash interest charges related to the Secured Convertible Notes.
     Non-Cash charges to interest expense consisted of:
•	$310,000 of amortized deferred financing costs, which contributed to reducing the original $912,000 balance of deferred financing costs to $603,000 at September 30, 2006;

•	$1,728,000 of amortized debt discount, which contributed to reducing the $5,088,000 of debt discount to $3,360,000 at September 30, 2006;
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

Value of
Debentures
Original Value of Debt	$5,000,000
Discounts Recorded in 2003	(2,777,000)
2003 Amortization of Discounts	644,000

Carrying Value of Debt at 12/31/2003	$2,867,000

Discounts Recorded in 2004	(1,339,000)
2004 Amortization of Discounts	2,150,000
Payment in Stock	(1,923,000)

Carrying Value of Debt at 12/31/2004	$1,755,000

Discounts Recorded in 2005	(442,000)
2005 Amortization of Discounts	1,630,000
Payment in Stock	(2,308,000)

Carrying Value of Debt at 12/31/05	$635,000

2006 Amortization of Discounts	134,000
Payment in Stock	(769,000)

Carrying Value of Debt at 3/31/06	$—

Mark-to-Market Adjustment From Warrants

	Nine Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2006	$ Change	% Change

Mark-to-market adjustment from warrants	$1,900,000	—	$(1,900,000)	(100%)
     Mark-to-market adjustment from warrants represents the net decrease in fair value of the warrants we issued in connection with our Series A Preferred Stock in March 2005.
Mark-to-Market Adjustment From Registration Rights

	Nine Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2006	$ Change	% Change

Mark-to-market adjustment from registration rights	—	$49,000	$49,000	100%
     Mark-to-market adjustment from registration rights represents the change in the estimated fair value of the registration rights liability associated with our January 2006 sale of the Secured Convertible Notes.
Net Loss

	Nine Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2006	$ Change	% Change

Net Loss	$5,647,000	$9,599,000	$3,952,000	70%
Net Loss Attributable to Common Shareholders	$7,274,000	$9,599,000	$2,325,000	32%

     Net loss for the first nine months of 2006 increased as compared to the same period in 2005 primarily due to increased selling, general and administrative expenses as well as increased non-cash interest charges related to the Secured Convertible Notes partially offset by the increase in revenues and gross profits. Net loss attributable to common shareholders also increased due to the above mentioned factors. The differences between net loss and net loss attributable to common shareholders in 2005 was caused by the amount of the beneficial conversion feature of the Series A Preferred Stock, which was immediately accreted as a deemed dividend for the Series A Preferred Stock on the date of issuance since the preferred stock was convertible from the date of issuance.
Stock-Based Compensation
     Effective January 1, 2006, we adopted SFAS No. 123R, Share-Based Payment which requires all share-based payments to employees, including grants of employee stock options, to be recognized in our financial statements based on their grant date fair value. The fair value is estimated at the date of grant using a Black-Scholes option pricing model with weighted average assumptions for the activity under our stock plans. Option pricing model input assumptions such as expected term, expected volatility and risk-free interest rate impact the fair value estimate. Further, the forfeiture rate impacts the amount of aggregate compensation. These assumptions are subjective and generally require significant analysis and judgment to develop. When estimating the fair value, some of the assumptions we use will be based on or determined from external data and other assumptions may be derived from our historical experience with share-based payment arrangements. The appropriate weight to place on historical experience is a matter of judgment, based on relevant facts and circumstances.
     We calculated option term using the simplified method, as allowed by Staff Accounting Bulletin No. 107, Share-Based Payment.
     We based the risk-free interest rate for periods equal to the expected term of the stock option on the U.S. Treasury yield curve in effect at the time of grant.
     We measured the stock volatility using the weighted average of historical weekly price changes of our common stock over the most recent period equal to the expected option term.
Liquidity and Capital Resources
     Our operating activities used cash in both the first nine months of 2005 and 2006 primarily to fund our net losses excluding non-cash charges. The non-cash charges comprise primarily depreciation and amortization expenses, and amortization of debt discounts and deferred charges related to our Secured Convertible Notes.
Summary Cash Flow

	Nine Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2006
Net Loss	$(5,647,000)	$(9,599,000)
Non-cash Charges	139,000	3,504,000
Changes in Assets and Liabilities	(782,000)	(39,000)

Net Operating Uses	(6,290,000)	(6,134,000)
Net Investment Uses	(77,000)	(89,000)
Net Financing Sources	5,288,000	6,203,000
Foreign exchange effect	(32,000)	16,000

Change in cash and cash equivalents	$(1,111,000)	$(4,000)

     We expect that the Days Sales Outstanding (“DSO”) (which includes only accounts receivable from physicians to whom we have sold the NMP22 BladderChek Test) is likely to be higher in the future than the 38 days measured at September 30,

2006. We expect U.S. direct-to-physician revenues as a percentage of total revenues to increase and, since our DSO on US direct-to-physician sales was 54 days, we expect our average DSO to increase as US sales become a larger percentage of our total. Our DSO calculation at September 30, 2005 was 49 days.
     We do not include in DSO any amount due from or any shipments to distributors of our NMP22 BladderChek Test or other products because historically, we have not recognized revenue upon shipment to distributors. Unpaid amounts due from distributors are included in accounts receivable. We also exclude from DSO any accounts receivable resulting from a non-revenue source, such as receivables due from a supplier.
     We have incurred losses from operations since our inception. We had an accumulated deficit of $108 million at September 30, 2006 and had only $1.8 million of cash and cash equivalents at September 30, 2006. Based on our current forecast of cash utilization and plans for management of expenses and cash flow we believe that our capital resources will be sufficient to fund operations into the first quarter of 2007, but we expect to need additional capital in order to continue our operations beyond early 2007. We are required by the terms of the Secured Convertible Notes to pay the holders thereof more than $1.2 million of principal and interest in January 2007 and we may have to pay all or a very large portion of the amount due in cash unless we are able to renegotiate payment terms with the holders of the Secured Convertible Notes. Failure to make timely payments due on our Secured Convertible Notes would constitute an event of default under those Secured Convertible Notes and could result in our inability to continue operations, as further described in Note 5 of the accompanying Notes to our Unaudited Condensed Consolidated Financial Statements contained in Item 1 above. We will, as we deem necessary or prudent, continue to seek to raise additional capital and will consider various financing alternatives, including equity or debt financings, issuance of securities convertible into equity and corporate partnering arrangements. However, we may not be able to timely raise needed capital on terms that are acceptable to us, or at all. If we raise funds on unfavorable terms, we may provide rights and preferences to new investors which are not available to current shareholders. In addition, our existing financing arrangements contain anti-dilutive provisions which may require us to issue additional securities if certain conditions are met. If we do not timely receive additional financing or do not receive an adequate amount of additional financing, we will be required to curtail our expenses by reducing research and/or marketing or by taking other steps that could hurt our future performance, including but not limited to, the premature sale of some or all of our assets or product lines on undesirable terms, merger with or acquisition by another company on unsatisfactory terms or the cessation of operations. Any future equity financings or retirements of debt with common stock will dilute the ownership interest of our existing investors and may have an adverse impact on the price of our common stock. Any of the foregoing steps may have a material adverse effect on our business, financial condition and results of operations. There can be no assurance that capital will be available on terms acceptable to us, if at all.
     We have substantially increased our indebtedness to approximately $6.3 million as of September 30, 2006. While the recorded value of the Secured Convertible Notes (which account for almost all of that indebtedness) is only $2.9 million, the face value of those obligations total approximately $6.2 million at September 30, 2006. In addition, as of September 30, 2006, the accrued interest on the Secured Convertible Notes amounted to approximately $670,000. The Secured Convertible Notes allow for payment of both principal and interest in shares of our common stock, so long as we satisfy certain conditions. The effective conversion price for payments to be made in stock is the lower of the then conversion price, currently $0.65, or 85% of the 10-day VWAP for the period immediately preceding conversion. Except for payments made as a result of optional conversions by a holder, no payments are due on the Secured Convertible Notes prior to January 13, 2007 when interest on the period between January 13, 2006 and January 13, 2007 will become due and payable. Thereafter, interest is payable quarterly, in arrears, and principal payments at the initial rate of $291,582 per month (assuming no further prepayment or conversion by any Note holder) are due monthly beginning in January 2007.
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
     If we do not timely receive additional financing or do not receive an adequate amount of additional financing, we will be required to curtail our expenses by reducing research and/or marketing or by taking other steps that could hurt our future performance, including but not limited to, the termination of major portions of our research and development activities, the premature sale of some or all of our assets or product lines on undesirable terms, merger with or acquisition by another company on unsatisfactory terms or the cessation of operations. If we raise funds on unfavorable terms, we may provide rights and preferences to new investors that are not available to our current stockholders or debt holders. For example, we granted license rights to portions of our patent portfolio to a collateral agent, on behalf of the holders of Secured Convertible Notes, and we have granted preferences upon liquidation to holders of our Series A Preferred Stock. These types of rights and preferences could provide a more secure investment position to the holders of these securities than holders of our common stock have.
     In September 2006, we received notice from AMEX, that we were not in compliance with certain continued listing standards relative to maintenance of stockholders’ equity and profitability. On October 23, 2006, we submitted to AMEX a plan of proposed actions we believe will bring us into compliance with applicable listing standards no later than March 21, 2008. We have not yet received approval of the plan and there is no guarantee that AMEX will accept our plan. AMEX may initiate delisting procedures against us if it does not approve our plan, or if, after it accepts our plan, we do not make progress consistent with the plan during the plan period or we are not in compliance with applicable listing standards at the end of the plan period. Delisting of shares of our common stock would violate terms of our various financing documents, could result in the declaration of an event of default in our Secured Convertible Notes and could trigger liquidated damage payments to holders of other securities. In addition, any suspension of trading or delisting of our shares could make it more difficult for us to raise needed additional capital on terms acceptable to us or at all. Further, suspension of trading or delisting of our shares could seriously impair the ability of our stockholders to sell shares of our stock.
     Any future equity financings will dilute the ownership interest of our existing investors and may have an adverse impact on the price of our common stock. The table below includes shares which have been reserved under the various agreements and plans we have outstanding and include shares reserved for contingencies which have not yet occurred (such as future declines in the price of our common stock). As of September 30, 2006, the total shares reserved were:

		Conversion
		Or Exercise Price
Security	Common Shares	Low	High

Common stock outstanding	56,593,000	—	—
Stock reserved for converting notes	16,415,000	$.50	$.65
Stock reserved for warrant exercises	17,426,000	.65	2.70
Stock reserved for potential warrant shares	631,000	.01	.01
Stock reserved for outstanding stock options and restricted stock units	3,425,000	.55	7.88
Stock available for issuance under stock plans	4,853,000	—	—
Stock reserved for Series A Preferred Stock	1,023,000	.70	.70

Total	100,366,000

     The above table includes shares for converting the Series A Preferred Stock and for paying interest on and repaying the principal of our Secured Convertible Notes. We plan to use our common stock to pay interest on the Secured Convertible Notes and to repay the principal of the Secured Convertible Notes so long as we meet the applicable stock payment conditions. Such use of our common stock will result in further dilution.
     The sale of the Secured Convertible Notes and the Purchaser Warrants has been deemed to be a dilutive issuance under the terms of our Convertible Debentures and accompanying March 2003 Warrants, our Series A Preferred Stock and accompanying March 2005 Warrants, and some warrants previously issued to a placement agent. As a result, the exercise price of our March 2003 Warrants was adjusted to $0.65 per share. As of January 13, 2006, our Series A Preferred Stock became convertible at a price of $0.70 per share, resulting in an increase in the number of shares issuable upon conversion to 1,463,788, and the exercise price of the accompanying March 2005 Warrants was adjusted to $1.34 per share. The exercise prices of warrants granted in October 2003 and March 2004 to a placement agent to purchase an aggregate of 105,821 shares of our common stock were adjusted from $1.67 and $2.00 per share to $0.65 per share.
     Financings
     See Note 5 of the accompanying Notes to Unaudited Condensed Consolidated Financial Statements contained in Item 1 above.
Contractual Obligations
     Our future commitments as of September 30, 2006 are as follows:

	Payment Due by Period
		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years
Operating Lease Arrangements	$2,312,000	$592,000	$1,584,000	$136,000	$—
Capital Lease Arrangements	46,000	19,000	27,000	—	—
Debt Obligations	8,114,000	4,015,000	4,099,000	—	—

Total	$10,472,000	$4,626,000	$5,710,000	$136,000	$—

     The $8.1 million of debt obligations reflected in the above table primarily consist of $6.2 million of principal payments on the Secured Convertible Notes as well as $1.9 million of interest on the Secured Convertible Notes assuming none of such Secured Convertible Notes are converted or paid prior to the due date.
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
Critical Accounting Policies and Estimates
     The Company’s financial statements have been prepared in conformity with accounting principles generally accepted in the United States. Preparation of these statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these financial statements. A summary of our significant accounting policies and a description of accounting policies that are considered critical are contained in our 2005 Annual Report on Form 10-K, filed on March 21, 2006 in the Notes to Consolidated Financial Statements, Note 1 and the Critical Accounting Policies section.
     Historically, there have been no material changes in the assumptions or methodologies used to determine our estimates. Our estimates have not been materially different from the actual experiences. On a quarterly basis, we analyze the assumptions and the underlying data used in our methodologies that determine our estimates. We do not currently expect any material change in the assumptions or methodologies that are used to determine our estimates.
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
Revenue Recognition
     We recognize revenue in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”) and the Emerging Issues Task Force Issue No. 00-21 Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). We recognize revenue when the following criteria have been met:
1.	Persuasive evidence of an arrangement exists;

2.	Delivery has occurred and risk of loss has passed to the buyer;

3.	The seller’s price to the buyer is fixed or determinable; and

4.	Collectibility is reasonably assured.
     When determining whether risk of loss has transferred to customers on product sales, we evaluate both the contractual terms and conditions of our sales agreements as well as our business practices. With regard to our sales to distributors and end users, business practices such as agreeing to product exchanges may indicate the existence of an implied right to return the product even if there are no such contractual provisions for product returns. We treat such practices, whether contractual or implied, as conveying a right of return and will establish provisions for returns when reasonable and reliable estimates can be made. In accordance with SAB 104, where we do not have sufficient history to make reasonable and reliable estimates of returns as is the case with distributors with whom we do not have a history, we defer revenue until the return period lapses or until we can make a reasonable estimate. We then recognize this deferred revenue from sales to distributors when the distributor reports to us that it no longer has the product or when we determine the shelf life of the product has expired (each indicating that the possibility of return is remote).
     When determining whether collectibility is reasonably assured, we evaluate the facts and circumstances associated with the individual transaction. Factors we consider differ depending on the nature of the customer (end user versus distributor), size of the transaction, whether we have a past history with the customer and the geographic location of the customer. For sales transactions to customers who are not end users, we evaluate our prior collection history with the customer and obtain credit reports from external sources, particularly for customers expected to have credit balances in excess of $10,000. We closely monitor our accounts receivable aging for these customers and establish reserves for significantly aged accounts if we believe the account is uncollectible. Our collection history has been favorable and we have not been required to establish material bad debt provisions for our significant distributor customers.
     For sales transactions to our end user customers, we generally do not perform credit checks due to the high volume and small size of the transactions. Alternatively, we establish credit limits and closely monitor the aging of our receivable balances. If a customer account ages beyond 90 days, the customer will be put on credit hold and no further revenue will be recognized related to that customer until their greater than 90 day outstanding balances are paid in full. At the time of product shipment, we establish reserves for customer allowances based on our collection history, which reserves we record as a reduction of revenue. We regularly adjust the reserves based on our actual experience. To date, our historical calculations of the size of required reserves have been in line with our expectations.
     We generate alliance and collaboration revenue primarily through collaborative license and development agreements with strategic partners for the development and commercialization of our product candidates. The terms of these agreements typically include non-refundable license fees, funding of research and development, payments based upon achievement of certain milestones, payments for product manufacturing and royalties on net product sales. We examine revenue arrangements where multiple products or services are sold together under one contract to determine if each element represents a separate unit of accounting as defined in EITF 00-21. EITF 00-21 requires the following criteria to be met for an element to represent a separate unit of accounting:
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
Recent Accounting Pronouncements
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
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 establishes a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. This accounting standard is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the impact the adoption of SFAS No. 157 will have on our consolidated financial statements.
     In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB No. 108). SAB No. 108 provides guidance regarding the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of materiality assessments. The method established by SAB No. 108 requires each of our financial statements and the related financial statement disclosures to be considered when quantifying and assessing the materiality of the misstatement. The provisions of SAB No. 108 will apply to our financial position and results of operations for the fiscal year ended December 31, 2006 and is not expected to have a material impact.
Research and Development
     We are engaged in the research, production and marketing of cancer diagnostic technologies and we record all of our research and development expenditures, whether conducted by our own staff or by external scientists on our behalf and at our expense, as expenses are incurred. Since our inception in October 1987, and through September 30, 2006, expenses related to research and development activities amounted to approximately $50.5 million. Research and development expenses include the salaries and related overhead of our research personnel, laboratory supplies, payments to third parties to help us execute clinical trials, depreciation of research related equipment, legal expenses related to filing and prosecuting patents, other direct expenses and an allocation of our occupancy and related expenses based on the square footage occupied by our research and development staff and their laboratories.
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
          Spending on Research and Development Projects. Total research, development, clinical and regulatory spending in the third quarter of 2006 was approximately $700,000. We expect research, development, clinical and regulatory expenditures to be less than $3.6 million in fiscal 2006 and to be devoted primarily to our breast cancer project.
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
          Breast Cancer. We intend to continue to pursue development of a blood based clinical test for the detection and management of breast cancer. We are focusing on improving our mass spectrometry technology and our immunoassay methods by targeting nuclear matrix proteins including regions and fragments of proteins and protein complexes which we believe may be more highly correlated with breast cancer than those tested to date. We are also working to improve RT-PCR based detection methods targeted to specific nucleic acid sequences associated with the NMP66™ protein complex. After appropriate targets are identified and verified, our goal is to begin clinical trials during 2007 for a submission to the FDA.
          Prostate Cancer. The amount of research, development, clinical and regulatory resources we devote to our prostate cancer program depends in large part on the requirements and success of our breast cancer program to which we plan to give priority in 2006. We have devoted no time to our prostate cancer program in 2006 due to our emphasis on breast cancer. Because of uncertainty of when we will more actively pursue our prostate cancer program, we cannot reasonably estimate the likelihood or timeframe for reaching any commercialization goals.
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
     We invest our cash in securities classified as cash and cash equivalents. At September 30, 2006, these securities totaled $1.8 million and included money market accounts. Changes in interest rates affect the investment income we earn on our investments and, therefore, impact our cash flows and results of operations. A hypothetical 50 basis point decrease in interest rates would result in a decrease in annual interest income and a corresponding increase in net loss of approximately $7,000 for the period ended September 30, 2006.
     Foreign Exchange. The financial statements of Matritech GmbH are translated in accordance with SFAS No. 52, Foreign Currency Translation. The functional currency of our foreign subsidiary is the local currency (euro), and accordingly, all assets and liabilities of the foreign subsidiary are translated using the exchange rate at the balance sheet date except for intercompany receivables which are of long-term-investment nature, and capital accounts which are translated at historical rates. Revenues and expenses are translated monthly at the average rate for the month. Adjustments resulting from the translation from the financial statements of Matritech GmbH into U.S. dollars are excluded from the determination of net income and are accumulated in a separate component of stockholders’ equity. Foreign currency transaction gains and losses are reported in the accompanying interim condensed consolidated statements of operations and are immaterial to the results of operations. We had sales denominated in foreign currency of approximately $1,590,000 and $4,864,000 respectively, for the three month and nine month periods ended September 30, 2006.
Item 4. Controls and Procedures.
     Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of such date, our disclosure controls and procedures were designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms and were effective. Additionally, our disclosure controls and procedures were designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including our CEO and CFO, to allow timely decisions regarding required disclosures.
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
          Our future financial and operational results are subject to a number of material risks and uncertainties that may affect our results of operations, including:

      We may need to obtain additional capital in the near future in order to continue our operations.
     As of September 30, 2006, we only had $1.8 million of cash and cash equivalents and we had a net loss of $2.9 million in the fiscal quarter ended September 30, 2006. As a result, we may need to secure additional capital in order to continue our operations into 2007. In addition, we are required by the terms of our Secured Convertible Notes to pay more than $1.2 million of principal and interest in January 2007 and we may have to pay all or a very large portion of the amount due in cash unless we are able to renegotiate payment terms with the holders of the Secured Convertible Notes. Failure to timely make payments due on our Secured Convertible Notes would constitute an event of default under those Secured Convertible Notes and could result in our inability to continue operations, as further described in “Risk Factor — We may be unable to comply with provisions of our Secured Convertible Notes and could suffer significant consequences in the event of non-compliance”.
      We have a history of operating losses, are continuing to lose money and may never be profitable.
     We have incurred losses since we began operations in 1987. These losses have resulted principally from costs incurred in research and development and from selling, general and administrative costs associated with our market development and selling efforts. Our accumulated deficit from inception through September 30, 2006 is $108 million. Our product sales and net losses for each of the past three fiscal years and the first nine months of 2006 have been:

				Nine Months Ended
	2003	2004	2005	September 30, 2006
Product Sales	$4,018,000	$7,275,000	$10,290,000	$8,484,000
Operating Losses	$6,856,000	$8,368,000	$7,670,000	$6,643,000
Net Losses	$7,878,000	$11,123,000	$7,865,000	$9,599,000
     We expect to continue to incur additional operating losses in the future as we continue to develop new products and seek to commercialize the results of our research and development efforts. Our ability to achieve long-term profitability is dependent upon our success in those development and commercializing efforts.
      We may need to continue to obtain additional capital in the future until we become profitable and, if we are unable to obtain such capital on acceptable terms or at the appropriate time, we may not be able to continue our operations.
     We do not currently generate revenues sufficient to operate our business at breakeven and do not believe we will do so until at least sometime in 2008. In the fiscal quarter ended September 30, 2006, we had an operating loss of $2.1 million and a net loss of $2.9 million. From March 2003 through January 2006, we raised capital on five occasions through the sale of various securities including Convertible Debentures, common stock, Series A Preferred Stock, Secured Convertible Notes and warrants for common stock. We will, as we deem necessary or prudent, continue to seek to raise additional capital through various financing alternatives, including equity or debt financings, issuances of securities convertible into equity and corporate partnering arrangements. However, we may not be able to raise needed capital on terms that are acceptable to us or at all.
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
     If we do not receive an adequate amount of additional financing in the future or we do not consummate future financings on a timely basis, we may be unable to fund future cash operating deficits or to meet our cash payment obligations required by the Secured Convertible Notes. We may also be required to curtail our expenses or to take other steps that could hurt our future performance, including but not limited to, the termination of major portions of our research and development activities, the premature sale of some or all of our assets or product lines on undesirable terms, merger with or acquisition by another company on unsatisfactory terms or the cessation of operations.
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
     If we default on our obligations under the Secured Convertible Notes, we could be required to pay interest and liquidated damages; the Secured Convertible Notes could become immediately due and payable in cash at a premium of 120% of the outstanding principal amount plus accrued interest and damages; and the noteholders, through the collateral agent to whom we have granted a security interest in collateral relating to our NMP22 product line, could assume control of and sell the collateral. Any of these events could, if they occurred at a time when we had limited financial resources or had not yet developed a substantial revenue source other than our NMP22 product line, jeopardize our financial position and viability as a going concern.
      We may not be able to meet our payment obligations on our outstanding debt if we are required to make these payments in cash.
     The Secured Convertible Notes permit us to make interest and principal payments in shares of common stock instead of cash, but only if we are in compliance with all of the following: (i) one or more registration statements is effective and available for the resale of the shares required to be registered by the terms of a Registration Rights Agreement entered into in connection with the January 2006 financing; (ii) the shares of common stock are designated for quotation or listed on the Nasdaq Capital Market, Nasdaq Global Market or AMEX and have not been suspended from trading on any of such exchanges or markets and no written notice of delisting by any of such exchanges or markets have been received and not resolved; (iii) issuance of the shares will not result in a Secured Convertible Note holder and its affiliates owning more than 9.99% of the outstanding shares of our common stock, unless waived by the holder; (iv) the number of shares to be issued to all holders on a specific payment date shall not exceed 10% of the trading volume (as reported by Bloomberg) of our common stock for the period of 20 consecutive trading days ending on the trading day immediately prior to such payment date; (v) our common stock is not selling at a price below $0.50 per share; and (vi) we have not issued any notice relating to the redemption of any warrant(s) during the 30 day period immediately prior to the payment date. If we are not able to make interest and principal payments on the Secured Convertible Notes in shares of stock, we will have to make these payments in cash. In particular, we are required to pay all accrued interest and 1/24 of the initial principal amount of the Secured Convertible Notes on January 13, 2007 and we expect that we will have to make all or a large portion of that payment in cash. We do not currently have sufficient liquid resources to make this payment in cash. Even if we are able to raise sufficient additional resources to make the January 13, 2007 cash payment when due or if we are able to renegotiate the payment terms to defer the January 2007 payment or otherwise restructure it, we may not have sufficient funds to make future payments on the Secured Convertible Notes as they become due. If we make payments on the Secured Convertible Notes in stock, however, it will result in significant dilution.
      We have incurred substantial indebtedness and may be unable to service our debt.
     As a result of our 2006 sale of Secured Convertible Notes, we substantially increased our indebtedness from approximately $800,000 at the end of 2005 to approximately $6.3 million as of September 30, 2006. In addition, our Secured Convertible Notes bear interest at the rate of 15% per annum, which is much higher than our previously issued 7.5% Convertible Debentures. This level of our indebtedness could, among other things:
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
     In connection with the sale of our Secured Convertible Notes, we granted to SDS Capital Group SPC, Ltd., as collateral agent for the purchasers, a security interest in collateral including some cell lines, equipment, inventory and general intangibles related to our NMP22 product line, as well as proceeds from any sale of that product line. The collateral excludes receivables for product sales. The security interest covers assets related to both our NMP22 Test Kit and our NMP22 BladderChek Test, the two products that represented approximately 90% of our product sales in the third quarter of 2006. We also entered into a Contingent License Agreement with the collateral agent granting license rights in the field of bladder cancer detection to some of our patents related to the NMP22 products, sublicense rights to patents licensed to us and used in connection with the NMP22 product line, and license rights to trademarks used exclusively in connection with the NMP22 product line. The security agreement and license agreement impose restrictions on our sale or abandonment of the collateral and the patent rights. Further, these agreements afford the collateral agent the right to assume control of and sell the collateral and to use the license rights exclusively within the field of bladder cancer detection in the event of our default in our obligations under the Secured Convertible Notes. If we default on these obligations, and the collateral is sold, we will lose our primary source of revenue, which would have a material adverse effect on our business and would severely jeopardize our ability to continue operations.
      We may fail to meet the standards for continued listing of our shares of common stock on the American Stock Exchange or for listing of such shares on another national exchange.
     National stock trading exchanges, including AMEX where our common stock is currently listed, maintain standards and requirements for initial and continued listing of securities. In September 2006, we received notice from AMEX that we were not in compliance with certain continued listing standards relative to maintenance of stockholders’ equity and profitability. On October 23, 2006, we submitted to AMEX a plan of proposed actions we believe will bring us into compliance with applicable listing standards no later than March 21, 2008, but we have not yet received approval of the plan. There is no guarantee that AMEX will accept our plan. AMEX may initiate delisting procedures against us if it does not approve our plan, or if, after it accepts our plan, we do not make progress consistent with the plan during the plan period or we are not in compliance with applicable listing standards at the end of the plan period. Delisting of shares of our common stock would violate terms of our various financing documents, could result in the declaration of an event of default in our Secured Convertible Notes and could trigger liquidated damage payments to holders of other securities. In addition, any suspension of trading or delisting of our shares could make it more difficult for us to raise needed additional capital on terms acceptable to us or at all. Further, suspension of trading or delisting of our shares could seriously impair the ability of our stockholders to sell shares of our stock.
      Market volatility and fluctuations in our stock price and trading volume may cause sudden decreases in the value of an investment in our common stock.
     The market price of our common stock has historically been, and we expect it to continue to be, volatile. The price of our common stock has ranged between $0.52 and $1.56 in the fifty-two week period ended September 30, 2006. The stock market has from time to time experienced extreme price and volume fluctuations, particularly in the biotechnology sector, which have often been unrelated to the operating performance of particular companies. Factors such as announcements of technological innovations or new products by our competitors or disappointing results by third parties, as well as market conditions in our industry, may significantly influence the market price of our common stock. For example, in the past, our stock price has been affected by announcements of clinical trial results and technical breakthroughs at other biotechnology companies. Our stock price has also been affected by our own public announcements regarding such things as quarterly sales and earnings, regulatory agency actions and corporate partnerships. Consequently, events both within and beyond our control may cause shares of our stock to lose their value rapidly.
     In addition, sales of a substantial number of shares of our common stock by stockholders could adversely affect the market price of our shares. In the third quarter of 2006, our shares had an average daily trading volume of only approximately 162,000 shares. In connection with our January 2006 sale of Secured Convertible Notes and accompanying warrants, we filed two resale registration statements covering an aggregate of up to 25,797,839 shares of common stock for the benefit of the selling security holders. In connection with our March 2005 private placement of Series A Preferred Stock and accompanying warrants, we filed a resale registration statement covering up to 18,922,907 shares of common stock for the benefit of those investors. In connection with our March 2004 private placement of common stock and accompanying warrants, we filed a resale registration statement covering up to 7,121,031 shares for the benefit of those investors. We have also filed numerous resale registration statements in connection with previous sales of our equity securities. The actual or anticipated resale by such investors under these registration statements may depress the market price of our common stock. Bulk sales of shares of our common stock in a short period of time could also cause the market price for our shares to decline.

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
     We currently manufacture our NMP22 Test Kits and package our NMP22 BladderChek Tests in our Newton, Massachusetts facility but we rely on third party vendors for certain components and processes for each of these products. Neither we nor our vendors have experience in manufacturing and assembling our NMP22 Test Kits and our BladderChek Tests in large volumes. As a result of the execution in November 2006 of a Supply Agreement with Inverness Medical Innovations, Inc., we have arranged for Inverness to become another supplier for our NMP22 BladderChek Test. However, the ability of this supplier to satisfactorily manufacture this product is largely untested, as is its ability to satisfactorily and timely produce large volumes of the product. We expect the sales volume of our NMP22 BladderChek Test will generally continue to grow, although we expect that quarter-over-quarter sales may not always increase and the rate of increase will likely not remain constant. We and/or our suppliers of our NMP22 BladderChek Test may encounter difficulties in scaling up production of products, including problems involving:
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
     We do not currently have alternative suppliers manufacturing our NMP22 BladderChek Tests or providing processes for our NMP22 Test Kits. Unless and until we secure additional suppliers for the NMP22 BladderChek Test and for processes for the NMP22 Test Kit and we demonstrate to the FDA that additional suppliers are equivalent to our current sources, we will be at risk of disruption of our product supply and may be unable to meet our sales commitments to customers. Although we have negotiated a supply agreement with an additional manufacturer for our NMP22 BladderChek Test, this new manufacturer is not yet supplying product to us and we have not yet obtained approval from the FDA to use this additional manufacturer. We may face delays in securing FDA approval for use of an additional manufacturer for the NMP22 BladderChek Test and we may not be able to secure such approval at all. In that event, we would expect to continue to use our current supplier for the manufacture of the NMP22 BladderChek Test. While we attempt to maintain an adequate level of inventory to provide for contingencies such as key product components becoming unavailable or available in insufficient quantities, or an assembler failing to meet our requirements, our inventory levels may not be adequate to meet our commitments for an extended period of time. We may be forced to modify our products to enable another supplier to meet our requirements or we may be required to cease production and sale of our products altogether if our existing supply sources do not continue to provide sufficient quantities of product to us for whatever reason. Any product modification or cessation of production and sale of our products would likely cause us to fail to satisfy our sales commitments to customers. Our failure or delay in meeting our sales commitments would likely cause sales to decrease, could result in significant expense to obtain alternative sources of supply or assembly with the necessary facilities and know-how, and would negatively affect our results of operations.
      We may need to stop selling our NMP22 BladderChek Tests if we cannot obtain necessary licenses or waivers to use lateral flow technology, and we may need to stop selling other products if third parties assert infringement claims against us.
     Our NMP22 BladderChek Test uses lateral flow technology consisting of an absorbent material that soaks up urine from a small reservoir at one end of the container housing the test strip and exposes the urine to chemicals and antibodies arranged on the surface of or imbedded in the test strip. After a reaction with our proprietary antibodies, a test result appears in a window located on the container housing the test strip. The manufacture, use, sale, or import of point-of-care products that include lateral flow technology requires us to obtain patent licenses in some jurisdictions. In August 2004, we entered into a license agreement, effective as of April 1, 2004, with one holder of certain patent rights, Abbott Laboratories. In November 2006, we entered into a supply agreement with Inverness Medical Innovations, Inc., which holds substantial patents rights in the lateral flow area covering the professional field, which includes licensed health care providers and diagnostic laboratories. As part of this agreement, we have secured protection from claims by Inverness of infringement of its lateral flow patent rights for products we purchase from Inverness and resell in the professional field. Inverness has also agreed not to sue Matritech, our resellers, distributors and end-customers, for infringement of these lateral flow patent rights for products sold prior to November 3, 2006. If we are unable to obtain any additional patent licenses we need or similar protection from infringement claims in order to permit us to make, use, sell, or import our NMP22 BladderChek Test products in the United States or in other jurisdictions, we will have to stop selling our NMP22 BladderChek Tests in these jurisdictions until the expiration of the relevant patents or until we are able to develop an alternative non-infringing design solution that uses a different technology. We may not, however, be able to do this on a timely basis. In addition, we may also be subject to litigation that seeks a percentage of the revenues we have received from the sale of our NMP22 BladderChek Tests. We accrue estimated royalties on sales of our NMP22 BladderChek Test based on estimates of our obligations under existing licensing agreements and, when probable and estimable, based upon our appraisal of intellectual property claims to which we may be subject. If we are required to obtain additional licenses, the additional royalties due for those licenses may substantially reduce our gross profits and make it difficult or impossible for us to achieve profitability without new products or sources of revenue.
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
     Labeling and promotional activities are subject to scrutiny in the United States by the FDA and, in certain instances, by the Federal Trade Commission, and by regulatory bodies in most countries outside the United States where we sell products. For example, our NMP22 Test Kit has received FDA approval and may be promoted by us only as an aid in the management of patients with bladder cancer or as a diagnostic aid for use for previously undiagnosed individuals who have symptoms of or are at risk for bladder cancer. The FDA actively enforces regulations prohibiting the promotion of devices for unapproved uses and the promotion of devices for which premarket approval or clearance has not been obtained. In order to permit our distributor, Inverness Medical Innovations, Inc. to sell our NMP22 BladderChek Test in the non-prescription, over-the-counter market in the U.S., we will have to conduct clinical trials, make an additional submission to the FDA and secure FDA approval. There is no guarantee that clinical trials we conduct will support a non-prescription, over-the-counter use of the NMP22 BladderChek Test, that we will be able to secure FDA approval for sale in that market or that Inverness Medical Innovations, Inc. will ever commence sale of the NMP22 BladderChek Test in that market.
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
Item 6. Exhibits.

Exhibit No:	Description

10.1	2006 Equity and Incentive Plan, as amended September 15, 2006 (filed as Exhibit 10.1 to our Form 8-K filed on September 19, 2006 and incorporated herein by reference).

10.2	2002 Stock Option and Incentive Plan, as amended September 15, 2006 (filed as Exhibit 10.2 to our Form 8-K filed on September 19, 2006 and incorporated herein by reference).

10.3	Supply Agreement dated November 3, 2006 by and between Matritech, Inc. and Inverness Medical Innovations, Inc. (filed as Exhibit 10.1 to our Form 8-K filed on November 9, 2006 and incorporated herein by reference).

10.4	Distribution Agreement dated November 3, 2006 by and between Matritech, Inc. and Inverness Medical Innovations, Inc. (filed as Exhibit 10.2 to our Form 8-K filed on November 9, 2006 and incorporated herein by reference).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MATRITECH, INC.
Date: November 13, 2006	By:	/s/ Stephen D. Chubb
Stephen D. Chubb
Director, Chairman and Chief Executive Officer (principal executive officer)

Date: November 13, 2006	By:	/s/ Richard A. Sandberg
Richard A. Sandberg
Director, Vice President, Chief Financial Officer and Treasurer (principal accounting and financial officer)

EXHIBIT INDEX

Exhibit No:	Description

10.1	2006 Equity and Incentive Plan, as amended September 15, 2006 (filed as Exhibit 10.1 to our Form 8-K filed on September 19, 2006 and incorporated herein by reference).

10.2	2002 Stock Option and Incentive Plan, as amended September 15, 2006 (filed as Exhibit 10.2 to our Form 8-K filed on September 19, 2006 and incorporated herein by reference).

10.3	Supply Agreement dated November 3, 2006 by and between Matritech, Inc. and Inverness Medical Innovations, Inc. (filed as Exhibit 10.1 to our Form 8-K filed on November 9, 2006 and incorporated herein by reference).

10.4	Distribution Agreement dated November 3, 2006 by and between Matritech, Inc. and Inverness Medical Innovations, Inc. (filed as Exhibit 10.2 to our Form 8-K filed on November 9, 2006 and incorporated herein by reference).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.