Form 10-K
period 2006-12-31
MATRITECH INC/DE/
filed 2007-03-27
CIK 884847

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission File Number 001-12128

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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes     ☑ No

Indicate by check mark if the registrant is not required to filed reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes     ☑ No

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑ Yes     ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated file” in rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes     ☑ No

Aggregate market value, as of June 30, 2006 of Common Stock held by non-affiliates of the registrant: $60,554,712 based on the last reported sale price on the American Stock Exchange.

Number of shares of Common Stock outstanding on March 13, 2007: 59,908,270

PART I

Item 1.  Business.

Overview

Matritech, Inc. is a biotechnology company principally engaged in the development, manufacture, marketing, distribution and licensing of cancer diagnostic technologies and products. We are focused primarily on the early detection of various types of cancer because treatment options may be greater and/or more successful and treatment costs may be lower when tumors are detected in their early stages. Our revenues are derived primarily from product sales.

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

Our first two products, the NMP221 Test Kit and NMP22 BladderChek Test, sales of which represent approximately 91% of our total revenue for the year ended December 31, 2006, are designed to detect the presence of a specific protein marker in urine correlated with the presence of bladder cancer. On four separate occasions, the Food and Drug Administration (the “FDA”) has approved one of these products for detecting the recurrence of or aiding in the initial diagnosis of bladder cancer. Our sales of the NMP22 BladderChek Test are concentrated in the United States and Germany, where our own sales forces sell the NMP22 BladderChek Test directly to prescribing physicians. The NMP22 Test Kit is sold to clinical laboratories by distributors and by our sales force in Germany.

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

The size of cancer diagnostic markets can be measured at two different levels: the patient or insurer payments for test results generated by diagnostic products (the “Patient Market”) and the payments made by physicians or laboratories for the diagnostic products themselves (the “Product Market”). Generally laboratories and physicians performing tests in their offices receive patient or insurer payments in the Patient Market and buy the products needed to perform these tests from device manufacturers such as Matritech. In the United States, we estimate that the current size of the Patient Market for urine and blood testing for bladder, prostate, and colon cancer exceeds $1.5 billion per year, the Patient Market for breast cancer mammograms exceeds

1 NMP22®, NMP179®, BladderChek® and Matritech® are registered trademarks and NMP66tm is a trademark of Matritech, Inc. All other trademarks, service marks or trade names used in this report are the property of their respective owners.

$2 billion per year and the Patient Market for cervical cancer testing exceeds $1.5 billion per year. We also believe that the Patient Market for these tests in the rest of the world is roughly equal to that of the United States. For a Patient Market, the cancer testing products used to perform the service can cost as little as 10% to more than 50% of the patient payment or insurer reimbursement for such service. As a result, we estimate that the worldwide potential Product Market for blood, urine and cervical cellular testing for bladder, cervical, breast, prostate and colon cancer testing could exceed $1 billion.

We recently signed a distribution agreement with Inverness Medical Innovations, Inc. (“Inverness”) whereby we appointed Inverness as our exclusive distributor for the non-prescription, over-the-counter (“OTC”), sale of our NMP22 BladderChek Test in the United States. We expect to collaborate with Inverness in assessing the market opportunity, with a goal of submitting a regulatory filing seeking approval from the U.S. Food and Drug Administration (“FDA”) to distribute and sell this test as a non-prescription or OTC test. If we are successful in securing FDA approval, we would be able, through our distributor, to reach the Patient Market directly.

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

Diagnosis:  While a definitive diagnosis of cancer is usually made after microscopic examination of the suspected cancerous cells by a specially trained physician, numerous tests may be used to indicate the presence and/or location of disease even though cancer specific cells cannot be immediately identified.

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

The considerations that influence the design of our products are the clinical data needs of physicians and the formats most useful for delivering information to physicians in practice. The nuclear matrix protein based products we have developed and have under development ourselves or through our strategic partners utilize three different formats:

•	Point-Of-Care Tests — our NMP22 BladderChek Test works like a home pregnancy test and is principally sold directly to physicians. As mentioned in our discussion of our agreement with Inverness, we embarked on a course of action which, if successful, may lead to the sale of our NMP22 BladderChek Test directly to consumers;

•	Lab Test Kits — our NMP22 Test Kit consists of reagents and components sold to medical laboratories, and are used to perform testing procedures using patient specimens pursuant to a physician’s order; and

•	Cellular Analysis Systems — complex medical instruments that examine cells both visually and biologically.

We believe that our technology could also be incorporated in a Proprietary Laboratory Procedure, which would provide diagnostic information much like a Lab Test Kit. Each of these is described more fully in Technology — Product and Service Formats.

Summary of Matritech’s Product Development Programs

The following table summarizes some of the important aspects of each of our product development programs. The information in the table is qualified by the more expansive and detailed sections following the table.

Principal FDA
				FDA	Approved	Major
	Technology	Clinical	Stage of	Review	Competitive	Commercialization
Program	Format	Application	Development	Status	Products(1)	Arrangements(2)

NMP22 Bladder	Lab Test Kit	Monitoring	Commercialized	Approved (1996)	UroVysion	(1) Matritech direct marketing — Germany (2) Wampole Laboratories — U.S. — Distributor

NMP22 Bladder	Lab Test Kit	Diagnosis	Commercialized	Approved (2000)	UroVysion	(1) Matritech direct marketing — Germany (2) Wampole Laboratories — U.S. — Distributor (3) Konica Minolta — Japan — Distributor

NMP22 Bladder	BladderChek Point-Of-Care Test	Monitoring	Commercialized	Cleared (2002)	BTA Stat	(1) Matritech direct marketing — U.S. and Germany (2) Distributors — Other Territories

NMP22 Bladder	BladderChek Point-Of-Care Test	Diagnosis	Commercialized	Approved (2003)	None	(1) Matritech direct marketing — U.S. and Germany (2) Medical and Biological Laboratories — Japan (3) Other Distributors — Other Territories

NMP22 Bladder	BladderChek Point-of-Care Test	Over-the- Counter Non- prescription	Investigation of market opportunity	* Not submitted	None	(1) Inverness Medical Innovations, Inc. — U.S.

NMP179 Cervical	Automated Cellular Analysis System	Screening	Sysmex, our licensee, is conducting further pre-clinical trials	* Not submitted	Imaging Directed Cytologytm (Cytyc) Focal Pointtm Slide Verifier (TriPath Imaging)	(1) Sysmex — World — Manufacturer and Marketer for Non-Slide-Based System

NMP66 Breast	To be determined	Not Determined	Research and Development	* ** Not submitted	Mammography, TRUQUANT®BR RIA CA27.29, CA15.3	(1) Mitsubishi Kagaku Iastron. — Japan

NMP48 Prostate	To be determined	Not Determined	Deferred	* Not submitted	PSA	None

Principal FDA
				FDA	Approved	Major
	Technology	Clinical	Stage of	Review	Competitive	Commercialization
Program	Format	Application	Development	Status	Products(1)	Arrangements(2)

NMP35 Colon	None	Not Determined	Inactive	* ** Not submitted	CEA, CA19.9	None

*	If submitted for a screening or diagnosis application, FDA will require Premarket Approval (“PMA”). If submitted as a monitoring test, FDA may only require Premarket Clearance (“510(k)”).

**	If offered (as intended) as a service, a FDA submission may not be required. If the service includes a reagent such as an antibody provided by a party other than the laboratory conducting the test, the FDA will likely require an Analyte Specific Reagent notification at a minimum.

(1)	Each competitive product may compete for use in each indication for our NMP products, not simply those specifically listed in a category. Those listed for each category represent the competitive products most directly comparable in technology or clinical use for the given indication.

(2)	Distributors not listed under major commercialization arrangements have paid less than $50,000 in upfront fees, do not have cumulative sales in excess of $500,000 and do not have rights other than those of a conventional distributor.

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

We licensed our original nuclear matrix protein technology exclusively from the Massachusetts Institute of Technology (“MIT”) and most of these licensed patents expired in 2006. We do not believe the expiration of those licensed patents will have any significant impact on our current product line or programs under development. In the last nine years, we have made additional discoveries related to nuclear matrix proteins and other useful proteins and have obtained 14 additional U.S. patents which expire on various dates ranging from 2011 to 2020. U.S. patents relating to our NMP22 product line have scheduled expiration dates through 2015.

Mass spectrometry has been an important tool for discovering potentially useful diagnostic proteins. Mass spectrometry (both research mass spectrometry and high-throughput mass spectrometry) activates proteins (both nuclear matrix proteins and others) from a specially prepared serum or urine sample and detects the molecular weight of those proteins present by measuring the time it takes for them to reach a detector in the instrument. This technology enables us to characterize useful proteins by their molecular weight and then begin the process of identifying and isolating them and developing antibodies to the most useful of those identified.

Developing products from promising proteins (nuclear matrix proteins as well as others) discovered using our original two-dimensional gel procedure and, more recently, mass spectrometry has invariably involved serious reproducibility problems. In our early history, independent research scientists using the methods disclosed in our patents and two-dimensional gels reported different cancer-related nuclear matrix proteins than our own scientists. In recent years, we, as well as other scientists using the procedures and equipment provided by mass spectrometry manufacturers, have generated different test results than earlier stage research. We are continuing efforts to prepare samples according to a reproducible and controlled protocol because we believe this is a critical technical step required to eliminate substances which may interfere with the detection of targeted proteins and the utility of mass spectrometry data reports. We believe that our experience in reducing variability and making reproducible, controlled tests and test protocols is an important strength. However, as has been the case in the development of all our products, we expect to encounter technical challenges during product development that we will need to overcome in order to achieve the reproducibility needed to provide medically useful products.

Medically useful products derive their value from the medical or clinical utility of the information generated, not from their technology base or their performance in discovery research. Therefore, while we must base our research programs on the data we have generated during discovery research, our physician customers will base their long-term purchasing decisions on the clinical information provided by our products and whether that information helps them make medical decisions.

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

Technology — Product and Service Formats

Each “product” or “service” format for our technology provides testing technology at a modest cost that can be used on blood, urine or other specimens obtained with minimal invasion into the body. These tests are generally less expensive and involve less patient discomfort than other invasive procedures for detecting and managing cancer, such as biopsy, surgery, bone scans and other in vivo imaging procedures. As discussed below, each test format uses our technology in different ways to generate useful information.

Product Formats

Point-Of-Care Tests, such as our NMP22 BladderChek Test for bladder cancer, generally are sold for use in a physician’s office by personnel who are not required to be licensed to perform laboratory tests. Our point-of-care Test is similar to qualitative urine-based pregnancy test devices and blood-based glucose test strips sold in pharmacies, however our NMP22 BladderChek Test is currently sold for use only by, or on the order of, physicians. Our point-of-care test generates the highest revenue per test for us, and enables physicians to earn money each time they perform a test.

We recently signed a distribution agreement with Inverness appointing Inverness as our exclusive distributor for the non-prescription, OTC sale of our NMP22 BladderChek Test in the United States. We expect to collaborate with Inverness in assessing the market opportunity, with a goal of submitting a regulatory filing seeking approval from the FDA to distribute and sell our test as a non-prescription or OTC test. If we are successful at securing FDA approval, we would be able to reach patients directly in addition to selling our products to physicians or laboratories.

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

Service Format

Proprietary Laboratory Procedures, which is a format we may use in certain settings to introduce our breast cancer and prostate cancer technologies, are laboratory analytical procedures custom designed to the instrumentation and techniques of a specific clinical laboratory to measure clinically useful proteins. Proprietary Laboratory Procedures are likely to be confined to a limited number of licensed clinical laboratories, which would be expected to invest in the development and marketing of a lab testing service specific to their equipment, processes and personnel. If we develop this procedure in compliance with appropriate regulations, we may not require FDA approval of the Proprietary Laboratory Procedures prior to launch. We do not expect these Proprietary Laboratory Procedures to be profitable for us, but instead we may use these Proprietary Laboratory Procedures to help us gain early market exposure and to enable physicians and laboratories to gain preliminary clinical experience with our technologies prior to our introducing Lab Test Kits or point-of-care Tests.

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

Commercial Products

NMP22 Bladder Cancer Program

Our first program to reach commercialization is a product line of diagnostic devices to detect bladder cancer. This program employs discoveries made by our scientists that detect the presence of a protein and its fragments (which we refer to as NMP22) in the urine of bladder cancer patients which are generally present at much lower levels or absent from the urine of individuals who are disease free.

Bladder cancer has the 3rd highest prevalence and the 4th highest incidence in U.S. males — levels that we believe are not recognized by individuals at risk. New cases of bladder cancer are almost as common in men as colon cancer, and occur in:

•	Males — 4 times greater occurrence than females

•	Older people — over 97% of initial diagnoses occur in individuals over the age of 40;

•	Smokers — are twice as likely as non-smokers to develop the disease; and

•	Certain occupations — firefighters, truck drivers, petrochemical and rubber workers, hairdressers, painters and textile workers are among those at higher risk due to exposure to toxic fumes and substances

Our NMP22 program has created two complementary products designed to detect bladder cancer — the point-of-care NMP22 BladderChek Test (“NMP22 BladderChek Test”) and our NMP22 Test Kit (“NMP22 Test Kit”) — each of which has been approved by the FDA to provide medically useful information for both diagnosing and monitoring bladder cancer.

We have directed our selling efforts to the United States and Germany because we believe those countries provide major revenue opportunities for us in four different, but related categories of patient needs.

							Screening At-Risk
	Monitoring Patients		Diagnosing Patients		Evaluating Patients		Asymptomatic
Patient Category	with Cancer		with Symptoms		with Symptoms		Individuals(1)

Physician Focus	Urologist		Urologist		PCP + ObGyn		PCP + ObGyn
Estimated Number of Patients	750,000	(2)	2,000,000	(3)	5,000,000	(3)	20,000,000	(4)
Estimated Available Market Opportunity(5)	$33,000,000	(6)	$33,000,000		$83,000,000		$330,000,000

(1)	Additional regulatory approval not likely to be required in Germany, but may be required in the U.S. for us to promote this application

(2)	Based on prevalence of 499,000 patients in the U.S. (2002 NCI-SEER data) and an estimated 250,000 patients in Germany (derived by us from incidence data reported by Robert Koch Institute in 2004)

(3)	Based on our estimates

(4)	Based on our estimates including estimates of the population of male smokers over the age of 40

(5)	Based on projected average pricing of NMP22 BladderChek Test in United States and Germany

(6)	Our estimate based on American Urological Association monitoring guidelines

Urologist Market

To accelerate product adoption of our NMP22 BladderChek Test in the United States and Germany, we have established our own sales forces which have been principally focused on selling the product directly to urologists. This direct selling activity to urologists began in Germany in the summer of 2001 and in the United States in November, 2003. The NMP22 BladderChek Test is sold to urologists and can be performed in the doctor’s office during patient visits. This test generates income for the urologist from the patient or the patients’ insurer. Our NMP22 Test Kit, which is sold by our sales force in Germany and by distributors in the United States and elsewhere, is distributed principally to clinical laboratories. These laboratories perform our proprietary bladder cancer detection test pursuant to a physician’s order and they are typically the sole recipient of any reimbursement provided by the patient or the patient’s insurer.

Results from clinical trials are an important way to demonstrate the performance and clinical utility of a new diagnostic test to physicians. In one clinical study reported in the Journal of the American Medical Association “JAMA”, urologists evaluating patients with no previous history of bladder cancer performed an invasive cystoscopy exam as well as our noninvasive NMP22 BladderChek Test and detected over 90% of all cases of bladder cancer, including virtually all invasive, life-threatening cases. In a second clinical trial also reported in JAMA, urologists monitoring patients for recurrence of disease reported that the combination of cystoscopy and NMP22 BladderChek Test detected significantly more cancers (99%) than cystoscopy alone. In over 40 presentations and peer-reviewed papers, urologists have reported NMP22 products to be accurate, convenient and inexpensive tests that, when used with other detection and monitoring methods, improve patient management. Further, some of these papers reported that our NMP22 products can reduce costs and identify patients with cancer which was missed during the cystoscopic examination.

Primary Care Market

As our NMP22 products become more widely accepted by urologists, we believe that their growing use will influence use of the NMP22 BladderChek Test by gynecologists and primary care physicians. Our early experience in the German marketplace has demonstrated that German gynecologists have an interest in a test providing better cancer detection, particularly for those individuals with traditional bladder cancer symptoms such as microscopic blood in the urine (also known as microscopic hematuria) and risk factors such as a history of smoking, dangerous occupations or other factors. We estimate that over 20 million people in Germany and the United States have microscopic hematuria each year. The American Urological Association recommends that an appropriate renal or urologic evaluation be performed in all patients with microscopic hematuria who are at risk for urologic disease or primary renal disease. We believe that such an evaluation could include a urine-based test using one of our NMP22 products and if so, that this application could represent a major marketing opportunity for us. We began selling the NMP22 BladderChek Test to gynecologists in Germany during the summer of 2005 and increased our sales to them in 2006. We conducted a pilot program to sell the test to family practice physicians in Germany. Our goal is to begin a program to market the NMP22 BladderChek Test to gynecologists and/or family practice physicians in the U.S. in 2007.

Other Private and Public Sector Markets

Firefighters, truck drivers, petrochemical workers and others are at an increased risk for bladder cancer due to the toxic materials to which they are exposed in the course of their work. In 1999, the Michigan Environmental Science Board reported that the incidence of bladder cancer in firefighters is more than twice as high as in non-firefighters. A number of states already recognize that firefighter disability and mortality are caused by occupational exposure to carcinogens and have passed laws providing funds to address these problems. Other legislative proposals for firefighter testing are pending in Rhode Island, New York and Florida.

It is widely recognized that other workers such as truck drivers, petrochemical and rubber workers, hairdressers, painters, and textile workers are among those at elevated risk of bladder cancer due to exposure to toxic substances during the course of their employment. We believe that industrial or government testing of people employed in these at-risk occupations is a potential source of growth for NMP22 products.

Point-of-Care NMP22 BladderChek Test.  92% of our NMP22 product sales in the fourth quarter of 2006 came from our NMP22 BladderChek Test. In this point-of-care format, the reagents that identify the NMP22 marker are configured in a device similar to a urine-based home pregnancy test and detect the NMP22 marker in patient urine specimens. Because the device delivers a test result in about 30 minutes, physicians or the staff in their offices can perform the NMP22 BladderChek Test during a patient’s visit. In addition, in contrast to laboratory testing, the physician earns income by using the product to provide medical information (a test result) which is paid for by patients or their insurers.

Approach to Market:  In the United States and Germany we sell our NMP22 BladderChek Test directly to physicians. We began selling directly to physicians in Germany in 2001 and began selling directly to physicians in the United States in November 2003. We recently signed a distribution agreement with Inverness whereby we appointed Inverness as our exclusive distributor for the non-prescription, OTC sale of our NMP22 BladderChek Test in the United States. We expect to collaborate with Inverness in assessing the market opportunity, with a goal of submitting a regulatory filing seeking approval from the FDA to distribute and sell this test as a non-prescription or OTC test. If we are successful in securing FDA approval, we would be able to reach patients directly in addition to selling our products to physicians or laboratories.

In Germany the cost of our NMP22 BladderChek Test is not reimbursed by the national or regional health plans but is instead paid for directly by private supplemental insurance that some people carry (or, in some instances, by the patient). In the United States, the NMP22 BladderChek Test is reimbursed by all 50 state Medicare insurers and, we believe, by a majority of private insurers.

We have NMP22 BladderChek Test distribution agreements in certain other parts of the world.

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

Approach to Market:  Currently, Wampole Laboratories, Inc. (“Wampole”), a subsidiary of Inverness, sells the NMP22 Test Kit in the United States and our German subsidiary sells the NMP22 Test Kit directly to hospital, clinic and physician office laboratories in Germany and to distributors in other parts of Europe.

In Germany, the cost of diagnostic test services using our NMP22 Test is not reimbursed by national or regional health plans, but is instead paid for directly by private supplemental insurance that some people carry (or, in some instances, by the patient). In the United States, such cost is reimbursed by all 50 state Medicare insurers and, we believe, by a majority of the private insurers.

We have several NMP22 Test Kit product distribution arrangements in certain other parts of the world.

Fully-Automated Format of NMP22 Test Kit:  In 2001, we entered into an eight-year, non-exclusive product supply and marketing agreement with Diagnostic Products Corporation (“DPC”) (NYSE:DP) enabling DPC to develop and market an automated format of our NMP22 Test Kit. We terminated this agreement effective December 31, 2005.

Other Commercial Diagnostic Products.

Our German subsidiary distributes allergy and other diagnostic testing products for several primary manufacturers. Until September 30, 2005, the most significant of these distribution agreements was an eight year agreement with Hitachi Chemical Diagnostics (“Hitachi”). In 2005 we provided notice of non-renewal of the Hitachi agreement and after its effective date of termination, our German subsidiary began selling competing allergy products manufactured by another company. We expect sales of these allergy products by our German subsidiary to continue for at least the remainder of 2007.

Research and Development Programs

Our primary research focus is on the identification of proteins in the body which are associated with or created by cancerous processes and which, when measured, can provide useful medical information to physicians. Previously, our research focused on discovering the characteristics of these substances using low-throughput research mass spectrometry. Because the cost of research mass spectrometry technology was determined to be too high to create commercially viable products or services, in the last three years we have focused our research on applying high-throughput mass spectrometry methods to measure the proteins characterized as clinical candidates during discovery research and to improving the controls and reproducibility of our mass spectrometry technology. In addition, since 2003, we have been working on programs to adapt immunoassay based technology to measure these proteins, particularly NMP66 proteins.

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

Sysmex is developing new systems which will automate the process of screening cervical cell specimens (currently done by cytotechs using a microscope) by combining our NMP179 technology with Sysmex’s expertise in flow cytometry, image analysis and laboratory automation. Sysmex believes that this automation will reduce cytotech errors and reduce the overall cost of screening cervical specimens. In the spring of 2004, Sysmex commenced pre-clinical trials in Europe of their new cellular analysis system incorporating our NMP179 technology. Following completion of clinical trials, we expect Sysmex will file an FDA submission for a Class III device subject to a premarket approval (“PMA”) regulatory process. Sysmex has indicated that its goal is to introduce this product to the market in the U.S. and Europe.

Breast Cancer Program (NMP66)

In 1999, our scientists, using a research configured, low-throughput mass spectrometer instrument (“research mass spectrometry”), discovered some characteristics of a distinct set of proteins (“NMP66”) in the blood of breast cancer patients that were generally not present in the blood of women without known breast malignancy. We believe that measurement of certain NMP66 proteins and/or nucleic acids associated with the NMP66 protein complex may enable physicians to obtain breast cancer diagnostic information that is more accurate than the blood testing services that are currently available and could complement and supplement mammography. Our current development goal is to complete sample preparation and testing methods including high-throughput mass spectrometers, reverse transcriptase polymerase chain reaction (“RT-PCR”) and conventional immunoassay techniques that will be more reproducible, controlled and cost effective than the research methods used to make the initial discovery. During 2006, we found that some immunoassays we developed were sensitive, others were specific but no one assay achieved acceptable levels of both. Our scientists are now testing additional existing antibody pairs as well as developing new antibodies targeted to portions of the NMP66 complex and other nuclear matrix proteins and their fragments which have been selected because they may be more highly correlated with breast cancer than the previous targets. After appropriate targets are identified and verified, our goal is to begin clinical trials for a submission to the FDA.

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

Colon Cancer Program (NMP35)

During 1999, our scientists, using research mass spectrometry, discovered some characteristics of a distinct set of proteins (“NMP35”) in the blood of patients with colon cancer, that were generally not present in the blood of individuals without cancer or in the blood of patients with certain benign conditions of the lower digestive tract. This program is currently inactive due to our focus on the NMP66 breast cancer program. We intend to use our research and development resources to develop blood-based colon cancer tests based on the NMP35 marker after developing Proprietary Laboratory Procedures or products for NMP66 proteins (breast cancer) and NMP48 proteins (prostate cancer).

Blood specimens for use in generating reproducible and controlled clinical data prior to launching a Proprietary Laboratory Procedure have been collected pursuant to an IRB-approved protocol. We believe that these specimens will be suitable for use as part of our submission to the FDA for regulatory approval.

Marketing and Sales

Distribution of diagnostic tests poses challenging sales and marketing issues to test developers and manufacturers, especially for new tests measuring proteins heretofore not widely used. These challenges arise because the purchasers of diagnostic Lab Test Kits (i.e., the clinical laboratories) are not typically the orderers of the test (i.e., the treating physicians). Usually laboratories will purchase a new test only after treating physicians start to order the test. However, tests which are purchased by physician office laboratories (where the ordering physician owns all or part of the purchasing laboratory) or devices which can be sold directly to the treating physician (like our NMP22 BladderChek Test) are less encumbered by these challenges, because the purchase by a treating physician requires no involvement by a clinical laboratory.

We believe that in major cancer diagnostic product markets such as the U.S. and Germany, a dedicated sales force is more effective at product introduction than distributors in influencing physicians to make a new diagnostic test part of a physician’s standard of care. Our prior experiences with distributors in these markets and others have confirmed the value of our own dedicated sales force. Our German subsidiary has a direct sales force that is devoted principally to selling both our NMP22 products in Germany to urologists, gynecologists and laboratories while our U.S. sales force has been focused on developing greater demand for our NMP22 BladderChek Test among urologists.

Notwithstanding our direct sales efforts, we also rely on distributors to sell our products. Our U.S. distribution partner, Wampole, distributes our NMP22 Test Kit to hospitals and commercial laboratories within the United States. Our German subsidiary’s direct sales force is responsible for sales of our NMP22 Test Kit in Germany and its management oversees the distribution of all NMP22 products to distributors in European countries other than Germany.

We have retained rights to sell all of our products in the United States except for any flow-cytometry-based products using NMP179 technology in a manner that is competitive to those being developed by Sysmex. We currently have sixteen NMP22 BladderChek Test distributors worldwide.

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

In November 2006, we executed a five-year distribution agreement with Inverness whereby we appointed Inverness as our exclusive distributor for the non-prescription, OTC, sale of our NMP22 BladderChek Test in the United States. Under the distribution agreement, we agreed to secure all necessary regulatory approvals for the marketing and sale of the NMP22 BladderChek Test in the non-prescription OTC market in the United States and to be responsible for the conduct of necessary clinical trials and submission of all regulatory filings with the FDA or elsewhere. Inverness agreed to pay the cost of clinical trials above a set floor amount and to otherwise cooperate with us in efforts to secure regulatory approval. We expect to collaborate with Inverness in assessing the market opportunity, with a goal of submitting a regulatory filing seeking FDA approval to distribute and sell the test as a non-prescription or OTC test. Inverness’ commencement of distribution of the test in the OTC market is subject to receipt of FDA approval and there is no guarantee that clinical trials we conduct will support a non-prescription, OTC use of the NMP22 BladderChek Test, that we will be able to secure FDA approval for sale in that market or that Inverness will ever commence sale of the NMP22 BladderChek Test in that market.

No customer accounted for more than 5% of our total revenues in fiscal 2004, 2005 or 2006.

Foreign Operations

In 2000, we acquired all of the outstanding shares of capital stock of Gesellschaft fur Allergie, Diagnostika und Laborkonzepte (“ADL”), now called Matritech GmbH, a European distributor of diagnostic testing products, including our NMP22 Test Kit. Matritech GmbH is located in Freiburg, Germany. We refer to Matritech GmbH as “our German subsidiary” in this document.

During 2004, 2005 and 2006, 33%, 38% and 33%, respectively, of our total product sales were from customers in the United States and 67%, 62% and 67% respectively, were from customers in foreign countries. Product sales generated outside the United States during 2004, 2005 and 2006, were primarily in Europe. See Note 11 of Notes to Consolidated Financial Statements — “Segment and Geographic Information”.

At December 31, 2006, approximately 24% of our total assets were located at our German subsidiary, and for fiscal year 2006, approximately 59% of our revenue and 24% of our expenses, including cost of product sales were related to our European operations.

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

Currently we believe that U.S. laboratories performing NMP22 tests using our NMP22 Test Kit and physicians performing such tests using our NMP22 BladderChek Test are being reimbursed by most insurance carriers, including the carriers managing Medicare reimbursement programs. However, as with all new medical products, reimbursement is not universal, and we are working, on a case-by-case basis, with individual physicians and laboratories to obtain reimbursement where requested. In Germany we believe that most patients receiving a test result from either the NMP22 Test Kit or our NMP22 BladderChek Test are not reimbursed by insurance carriers or federal healthcare reimbursement programs and are paying for the test themselves (or in some instances by private supplemental insurance that many people carry).

Manufacturing and Facilities

We currently assemble our NMP22 Test Kits in a portion of our 22,500 square-foot facility in Newton, Massachusetts and rely on subcontractors for certain components and processes for these test kits. Our NMP22 BladderChek Test is manufactured by a supplier experienced in the assembly of point-of-care tests and we complete the final packaging of the NMP22 BladderChek Test at our Newton facility. We are subject to the FDA’s Good Manufacturing Practice (“GMP”) requirements. Our lease for our Newton facility requires annual base rental payments of $414,360 and expires on December 31, 2010. We have an option to extend the lease for an additional five years at a base rent to be agreed upon with the lessor consistent with market rates in 2010.

We have retained all manufacturing rights for our products and products under development, except for (1) any flow-based products developed by Sysmex based on our NMP179 technology, (2) rights that could be granted to Konica, our NMP22 Test Kit distribution partner in Japan, if we fail to perform under our agreement with Konica and (3) rights that could be exercised by SDS Capital Group SPC, Ltd., as collateral agent, which holds a security interest in and contingent license related to our NMP22 product line as a result of our January 2006 and 2007 financing transactions.

We currently rely on certain sole suppliers for certain key components for our NMP22 Test Kit and our NMP22 BladderChek Test. In the event that these suppliers are unable to supply these components or assemblies for any reason, we would seek alternative sources of supply or assembly, which could require approval by the FDA for such alternate suppliers. Although we attempt to maintain adequate levels of inventory to provide for these and other contingencies, should our manufacturing processes be disrupted as a result of a shortage of key components, a revalidation of new components or the failure of an assembler to meet our requirements, we may not be able to meet our commitments to customers. In November 2006, we entered into a manufacturing agreement with Inverness to manufacture our NMP22 BladderChek Test at multiple locations. Before selling product in the U.S. that has been manufactured at a new location, we will make a submission to the FDA for a manufacturing site change. To date, we have not manufactured any NMP22 BladderChek Tests at other locations for sale to our customers.

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

In a larger sense, our diagnostic products also compete with more invasive or expensive procedures such as surgery, bone scans, magnetic resonance imaging and other in vivo imaging techniques. We believe that our commercialized products improve patient management and lower overall costs by providing useful information and, in some cases, by providing alternatives to these invasive or costly procedures.

There are many biotechnology companies, public and private universities and research organizations actively engaged in the research and development of cancer diagnostic testing products. Many of these organizations have financial, manufacturing, marketing and human resources greater than ours. We expect that our diagnostic products will compete largely on the basis of clinical utility, accuracy (sensitivity and specificity), ease of use and other performance characteristics, and price, as well as on our sales effectiveness and that of our marketing and distribution partners.

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

A number of companies are developing automated instruments for Pap smear screening that would compete with the instruments and systems which Sysmex intends to develop using NMP179 technology. These companies are developing computerized image analysis techniques to automate and/or augment much of the work currently done by cytotechnologists. To date, two of these instruments have been approved by the FDA for primary screening of Pap smear slides and for rescreening a percentage of slides previously identified by a cytotechnologist as normal, and more companies are expected to submit applications for similar systems within two to three years. In addition, one company has secured FDA approval for a vaccine for human papilloma virus (“HPV”), which, if widely adopted in the developed world, may reduce the need for the type of system Sysmex is developing.

The FDA approved a diagnostic product, Hybrid Capture II (“HCII”), for use in detecting HPV, the viral infection that causes most cervical cancer. Although many women, especially those under 35 years of age, are infected with this virus and test positive for HPV, most do not progress to cervical cancer. Nevertheless, the test for HPV may be selected by some gynecologists and clinical pathologists to identify women at higher risk of developing cervical cancer. As a result, there may be less demand for a cervical cancer diagnostic test like the one Sysmex is developing based on our NMP179 technology.

In the markets for our other potential products, we expect that our Lab Test Kits and our point-of-care Tests will compete with existing FDA-approved clinical tests, including a test known as CEA, which is used primarily for monitoring colorectal and breast cancers; a test known as CA19.9, which is used primarily for monitoring colorectal and gastric cancers; a test known as PSA, which is used primarily for monitoring and screening prostate cancer; and tests known as TRUQUANT® BR RIA, CA15.3 and CA27.29, which are used for monitoring breast cancer. We are also aware of a number of companies that have announced that they are engaged in developing cancer prognostic products based upon oncogene technology such as OncoType Dx.

Patents, Licenses and Trade Secrets

We seek to protect our diagnostic technology primarily through patents owned by us. We have filed United States patent applications and, in certain circumstances, foreign counterparts in selected other countries on developments relating to our nuclear matrix protein technology and to other cancer marker related technologies. We currently have 14 United States patents and two pending patent applications on file in the United States relating to nuclear matrix proteins and our current product line or programs under development. These patents have scheduled expiration dates from 2011 to 2020. Certain of our United States patents provide protection for our NMP22 Test Kit and for our NMP22 BladderChek Test until 2015. It is our practice to file additional patent applications when we believe our scientists have made commercially significant discoveries whether they relate to nuclear matrix proteins or not. We also will continue to rely on our unpatented proprietary information and trade secrets to maintain our commercial position.

Our NMP22 BladderChek Test uses lateral-flow absorbent test strips having antibodies located at different positions along the test strips. The manufacture, use, sale, or import of point-of-care products which include this test strip technology in certain jurisdictions requires us to obtain patent licenses. In August, 2004, we entered into a license agreement, effective as of April 1, 2004, with one holder of patent rights, Abbott Laboratories. In November 2006, we executed a supply agreement with Inverness, which holds substantial patent rights in the lateral flow area covering the professional field, which includes licensed health care providers and diagnostic laboratories. As part of this agreement, we have secured protection from claims by Inverness of infringement of its lateral flow patent rights for products we purchase from Inverness and resell in the professional field. Inverness has also agreed not to sue us, our resellers, distributors and end-customers, for infringement of these lateral flow patent rights for products sold prior to November 3, 2006. We may need to secure additional licenses or other similar rights to lateral flow technology in the United States or elsewhere. There is no guarantee that we will be able to obtain the appropriate patent licenses to permit us to make, use, sell, or import our NMP22 BladderChek Test in each jurisdiction where licenses or similar rights may be required.

Government Regulation

Diagnostic Products

The products we market and manufacture, and those we intend to market and manufacture, are subject to extensive regulation by the FDA, and, in some instances, by foreign governments. Proprietary Laboratory Procedures, which are services rather than products, do not generally require FDA review before being made commercially available. However, if such a procedure involves the use of an antibody or similar reagent, an FDA submission is typically required for the analyte specific reagent, which requires a 30 day review.

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

Upon receipt of a PMA application, the FDA makes a threshold determination as to whether the application is sufficiently complete to permit a substantive review. If the FDA determines that the PMA application is sufficiently complete to permit a substantive review, the FDA will accept the application for filing. Once the submission is accepted for filing, the FDA begins an in-depth review of the PMA. An FDA review of a PMA application can take over a year from the date the PMA application is accepted for filing, and occasionally longer. The review time is often significantly extended as a result of the FDA requiring more information or clarification of information already provided in the submission. During the review period, an advisory committee, typically a panel of clinicians and/or other appropriate experts in the relevant fields, may be convened to review and evaluate the application and recommend to the FDA whether to approve or disapprove the application. The FDA is not bound by the recommendations of the advisory committee but generally follows them. Toward the end of the PMA review process, the FDA generally will conduct an inspection of the manufacturer’s facilities to ensure that the facilities are in compliance with applicable GMP requirements.

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

In 1996, the FDA approved our NMP22 Test Kit for bladder cancer for sale in the United States as a predictor of occult or rapidly recurring bladder cancer. In 2000, the FDA approved the expanded claim of our NMP22 Lab Test Kit for the additional use of diagnosing previously undiagnosed individuals who have symptoms of or are at risk for bladder cancer. In 2002, the FDA cleared our NMP22 BladderChek Test for sale in the United States as an aid in monitoring the recurrence of bladder cancer. In 2003, the FDA approved the expanded claim of our NMP22 BladderChek Test for the additional use of diagnosing previously undiagnosed individuals who have symptoms of or are at risk for bladder cancer. We will need to obtain additional FDA approval before we can make U.S. sales of NMP22 BladderChek Tests manufactured at a location other than where the tests have been manufactured for several years, including additional locations where Inverness may manufacture the product.

Any products manufactured or distributed by us pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including recordkeeping requirements and reporting of adverse experiences with the use of the device. We, like other device manufacturers, are required to register our establishments and list our devices with the FDA and are subject to periodic inspections by the FDA and certain state agencies. The FDC Act requires devices to be manufactured in accordance with GMP regulations which impose certain procedural and documentation requirements with respect to manufacturing and quality assurance activities.

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

Foreign Sales

Some countries to which the devices are to be exported may not approve the devices for import. Failure on our part to obtain import approvals, when required, could significantly delay and impair our ability to sell our devices outside the U.S., which could have a material adverse effect on our business.

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

Other

In order for us to conduct preliminary studies or clinical trials at a hospital or other health care facility, our research collaborators must first obtain approval from an IRB. In each case, a written protocol must be submitted to the IRB describing the study or trial, which is reviewed by the IRB with a view to protecting the safety and privacy of the institution’s patients.

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

Employees

As of March 1, 2007, we had 75 full-time employees, 12 of whom were engaged in research and development. Our future success depends in part on our ability to recruit and retain talented and trained scientific, technical, marketing and business personnel and competition for these kinds of personnel is intense. None of our employees is represented by a labor union, and we consider our relations with our employees to be good.

Research & Development and Clinical & Regulatory

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

During 2004, 2005 and 2006, Matritech spent approximately $2.7 million, $2.9 million and $2.9 million, respectively, on research & development and clinical & regulatory affairs. Substantially all of these expenditures were related to the development of diagnostic products and conducting clinical trials. We expect research & development and clinical & regulatory expenditures to be less than $2.8 million in 2007 and to be primarily devoted to continuing work on our breast cancer program and on investigation of expansion of our bladder cancer markets in the United States.

Recent Developments

On January 19, 2007, we amended our Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock of Matritech, Inc. (the “Certificate”) with the written consent of more than 75% of the holders of outstanding Series A Convertible Preferred Stock (the “Series A Preferred Stock”), to increase the amount of indebtedness we may incur, assume or suffer to permit without the prior consent of the holders of at least 75% of the outstanding Series A Preferred Stock from $7,500,000 to $12,000,000. On January 22, 2007, we entered into two new agreements with the holders of a majority of outstanding principal value of our 15% Secured Convertible Promissory Notes dated January 13, 2006 (the “2006 Secured Convertible Notes”), a Consent under the 2006 Secured Convertible Notes and an Agreement and Amendment to the 2006 Secured Convertible Notes. The execution of these two agreements was done contemporaneously with the sale of additional convertible secured promissory notes.

The Consent allowed us to issue Series B 15% Secured Convertible Promissory Notes (the “2007 Secured Convertible Notes” and collectively with the 2006 Secured Convertible Notes, the “Secured Convertible Notes”), in an aggregate principal amount not to exceed $4.5 million, ranking on a pari passu basis with the 2006 Secured Convertible Notes as to payment and security and allowed us to incur increased indebtedness to cover the 2007 Secured Convertible Notes in addition to the outstanding indebtedness under the 2006 Secured Convertible Notes. The Consent also directed the collateral agent for holders of the 2006 Secured Convertible Note to consent to and to enter into an amendment and restatement of the existing security agreement and contingent license agreement so that the holders of the 2007 Secured Convertible Notes would have a pari passu position with the holders of the 2006 Secured Convertible Notes.

The Agreement and Amendment changed the potential events of default under the 2006 Secured Convertible Notes to include non-payment of, or default on another obligation related to, the 2007 Secured

Convertible Notes, shortened the scheduled maturity date of the 2006 Secured Convertible Notes to December 13, 2007, eliminated some Stock Payment Conditions (as defined in the 2006 Secured Convertible Notes), including the volume trading limitation, provided for the designation by ProMed Partners, L.P. of a representative, initially David B. Musket, to our Board of Directors and made further changes to the 2006 Secured Convertible Notes primarily to reflect events occurring since their issuance in January 2006.

On January 22, 2007, we also entered into a purchase agreement and related documents, pursuant to which we sold the 2007 Secured Convertible Notes, which were initially convertible into 6,928,572 shares of our common stock, par value $0.01 per share, and accompanying warrants (the “2007 Purchaser Warrants”) to purchase up to 4,157,143 shares of our common stock, for an aggregate consideration of approximately $4.36 million (before cash commission and expenses of approximately $520,000). The 2007 Secured Convertible Notes are convertible into shares of our common stock at an initial conversion price of $0.63 per share of common stock. The warrants, exercisable over a five year period from their date of issuance, have an exercise price of $0.63 per share. We also issued placement agent warrants (collectively with the 2007 Purchaser Warrants, the “2007 Warrants”) to purchase, at any time within five years of issuance, up to 55,556 shares of our common stock at an exercise price of $0.76 per share. Both the conversion price and the exercise prices are subject to adjustment in the event of subsequent dilutive issuances but only if our stockholders approve issuances below $0.63 per share.

The 2007 Secured Convertible Notes mature December 13, 2007 and allow for payment of both principal and interest in shares of our common stock, so long as certain stock payment conditions (as discussed below) are satisfied. The effective conversion price for payments to be made in stock is the lower of the then conversion price, currently $0.63, or 85% of the 10 day volume weighted average price of common stock (the “10-day VWAP”) on the American Stock Exchange (“AMEX”) at the time any payment is due. No payments are due on the 2007 Secured Convertible Notes prior to June 2007. Interest is payable quarterly, in arrears, beginning in June 2007, and principal payments of $727,500 per month (assuming no prepayment or conversion by any Note holder) are due monthly beginning in July 2007. We cannot issue any shares in conversion of 2007 Secured Convertible Notes, whether for a conversion initiated by the holders of the 2007 Secured Convertible Notes or a repayment of a portion of the 2007 Secured Convertible Notes by us, at a price below $0.63 per share until after stockholder approval is received for payments below that price. If we choose to prepay the 2007 Secured Convertible Notes, in whole or in part, there will be a 25% prepayment premium due.

We must meet all of the following stock payment conditions in order to make interest and principal payments on the 2007 Secured Convertible Notes in shares of common stock instead of cash: (i) issuance of the shares will not result in a 2007 Secured Convertible Note holder and its affiliates owning more than 9.99% of the outstanding shares of our common stock, unless waived by the holder; (ii) the number of shares to be issued to all holders of Secured Convertible Notes on a specific payment date shall not exceed 20% of the trading volume (as reported by Bloomberg) of our common stock for the period of 20 consecutive trading days ending on the trading day immediately prior to such payment date; (iii) our common stock is not selling at a price below $0.40 per share; and (iv) we have not issued any notice relating to the redemption of any warrant(s) during the 30 day period immediately prior to the payment date. We cannot make payment in shares if the Effective Conversion Price is below $0.63 and our stockholders have not approved our issuance of shares in satisfaction of our obligations under the 2007 Secured Convertible Notes below that price. If we are unable to make payments due in stock because we have not received stockholder approval of payments below $0.63 per share, the interest rate on the 2007 Secured Convertible Notes will be increased to 17% for the affected payments.

While the 2007 Secured Convertible Notes are outstanding, we are restricted from incurring additional indebtedness (other than receivables financing not to exceed 80% of receivables and equipment purchase or lease financing not to exceed $200,000), as well as restricted from paying cash dividends and redeeming securities. In connection with the sale of our 2007 Secured Convertible Notes, we entered into an amended and restated security agreement and an amended and restated contingent license agreement with the collateral agent, SDS Capital Group SPC, Ltd. As a result, our obligations under the 2007 Secured Convertible Notes are secured by liens against certain assets related to our NMP22 product line. The security interest covers cell lines, equipment, inventory and general intangibles related to the NMP22 product line, as well as proceeds from the sale of the product line. We also entered into an amended and restated contingent license agreement with the collateral agent granting license rights in the field of bladder cancer detection to some of our patents related to the NMP22 products, sublicense rights to patents licensed to us and used in connection with the NMP22 product line, and license rights to trademarks used exclusively in connection with the NMP22 product line. The contingent license allows the Collateral Agent to rely on and use the licensed patent rights if we default in our payment obligations under the Secured Promissory Notes relating to bankruptcy or similar insolvency proceedings or arrangements. The license rights will terminate upon payment in full of all amounts payable under the Secured Convertible Notes or earlier upon the expiration date of the underlying licensed patents.

We have granted the holders of 2007 Secured Convertible Notes or shares of our common stock issued upon conversion of the 2007 Secured Convertible Notes valued at or in excess of $250,000 the right to participate in future financing transactions, up to a maximum of 50% of the new transaction. Holders may not generally exercise these rights if they have exercised similar rights under the 2006 Secured Convertible Notes. If, however, all participating holders of the Secured Convertible Notes do not elect to purchase the full 50%, then those holders who have exercised rights under only the 2006 or the 2007 Secured Convertible Notes will have the right to further participate based on their holdings of the other year’s Secured Convertible Notes. The holders of the 2007 Secured Convertible Notes who qualify for participation rights in our future financing transactions also have the right to exchange up to 50% of the then-held principal value of their 2007 Secured Convertible Notes for participation in the transaction, subject to an overall restriction for all holders that limits them to an aggregate of 50% of each future financing transaction.

The 2007 Secured Convertible Notes require us to pay interest and liquidated damages and may become immediately due and payable in cash at a premium of 120% of the outstanding principal amount plus accrued interest and damages in the event we default under their terms. Potential defaults would include, among other things:

•	our failure to make payments as they become due;

•	our failure to remain listed on any of the Nasdaq Global Market, Nasdaq Global Select Market, or the Nasdaq Capital Market (each a “Nasdaq Market”), New York Stock Exchange (“NYSE”) or AMEX;

•	our failure under certain circumstances to have an effective registration statement available (after a valid demand for registration) for resale of the shares upon conversion of the Secured Convertible Notes;

•	failure to timely remove restrictive legends from any stock certificates delivered upon conversion;

•	our written notice or public announcement of the intention not to issue shares upon conversion;

•	our making an assignment for the benefit of creditors, or applying for or consenting to the appointment of a receiver or trustee for a substantial portion of our property or business or that of any subsidiary;

•	bankruptcy, insolvency or similar proceedings being filed by or against us or any subsidiary;

•	a sale or disposition of substantially all our assets;

•	our default on our existing or future liabilities in excess of $250,000 including the 2006 Secured Convertible Notes; and

•	a breach of any material term of any other transaction document we entered into with the purchasers of the 2007 Secured Convertible Notes.

Under the terms of the transaction documents, we may be required to file a registration statement covering the shares into which the 2007 Secured Convertible Notes may be converted and the shares for which the 2007 Warrants may be exercised if the purchasers holding at least 22% of the aggregate amount of securities initially acquired in the sale of the 2007 Secured Convertible Note financing, based on the conversion price in effect at the time of filing the registration statement, demand that we file such a statement.

No demand may be made before July 21, 2007. If a demand is made, we have 90 days thereafter in which to have a registration statement declared effective (150 days in the event of review by the Securities and Exchange Commission (“SEC”)). We are also obligated to keep our stock listed for trading on AMEX, NYSE or Nasdaq. If, after demand, we fail to timely register the shares we have committed to register other than if the SEC will not declare the registration statement effective due to interpretations of Rule 415 of the Securities Act of 1933, we may be subject to penalties, including payment of 1.5% of the consideration paid for the 2007 Secured Convertible Notes for each thirty day period of delay in registration. Further, we agreed to seek stockholder approval of the issuance of our common stock in satisfaction of our obligations under the 2007 Secured Convertible Notes and upon exercise of the 2007 Warrants at a conversion price or exercise price below $0.63 per share. We intend to present these matters to our stockholders at our Annual Meeting of Stockholders to be held on June 8, 2007.

The sale of the 2007 Secured Convertible Notes and the Purchaser Warrants has been deemed to be a dilutive issuance under the terms of our 2006 Secured Convertible Notes and the warrants issued in 2006 in connection with the sale of the 2006 Secured Convertible Notes (the “2006 Warrants”). As a result, as of January 22, 2007 the 2006 Secured Convertible Notes became convertible at a price of $0.63 per share, and the exercise price of the 2006 Warrants was reduced to $0.63 per share. We had previously reserved shares sufficient to cover this adjustment in conversion price. We have calculated an additional beneficial conversion charge totaling approximately $208,000 which will be recorded as a debt discount in the first quarter of 2007 and amortized as interest expense over the remaining life of the 2006 Secured Convertible Notes.

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

Available Information

We are subject to the informational requirements of the Securities Exchange Act, and in accordance with those requirements file reports, proxy statements and other information with the SEC. You may read and copy the reports, proxy statements and other information that we file with the Commission under the informational requirements of the Securities Exchange Act at the Commission’s Public Reference Room at 100 F. Street, NE, Washington, D.C. 20549. Please call 1-800-SEC-0330 for information about the Commission’s Public Reference Room. The Commission also maintains a website that contains reports, proxy and information statements and other information regarding registrants that file electronically with the Commission. The address of the Commission’s website is www.sec.gov. Our website is www.matritech.com. We make available through our website, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Commission. Information contained on our website is not a part of this Annual Report on Form 10-K. All statements made in any of our securities filings, including all forward-looking statements or information, are made as of the date of the document in which the statement is included, and we do not assume or undertake any obligation to update any of those statements unless required.

Item 1A.  Risk Factors.

The following risk factors should be considered carefully along with the other information contained or incorporated herein by reference. The risk and uncertainties described or incorporated by reference herein are not the only ones we face. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also affect our business.

Our future financial and operational results are subject to a number of material risks and uncertainties that may affect our results of operations and financial condition, including:

We expect that we will need to obtain additional capital in the near future in order to continue our operations.

As of December 31, 2006, we only had $1.5 million of cash and cash equivalents, we had negative working capital of $3.6 million and we had a net loss of $11.9 million in the fiscal year ended December 31, 2006 which raises substantial doubt about our ability to continue as a going concern. Excluding all obligations which could potentially be paid in stock we had working capital of $0.6 million at December 31, 2006. Although we completed a financing in January 2007, our net proceeds were only approximately $3.8 million. As a result, we expect that we will need to secure additional capital in order to continue our operations through fiscal 2007. In addition, we are required by the terms of our Secured Convertible Notes to repay more than $525,000 of principal and interest in June 2007 and we may have to pay a portion of the amount due in cash unless we are able to renegotiate payment terms with the holders of the 2007 Secured Convertible Notes. Failure to timely make payments due on our Secured Convertible Notes would constitute an event of default under those Secured Convertible Notes and could result in our inability to continue operations, as further described in “Risk Factors — We may be unable to comply with provisions of our Secured Convertible Notes and could suffer significant consequences in the event of non-compliance”.

We have a history of operating losses, are continuing to lose money and may never be profitable.

We have incurred losses since we began operations in 1987. These losses have resulted principally from costs incurred in research and development and from selling, general and administrative costs associated with our market development and selling efforts. Our accumulated deficit from inception through December 31, 2006 is $110 million. Our product sales and net losses for each of the past three fiscal years have been:

	2004	2005	2006

Product Sales	$7,275,000	$10,290,000	$12,085,000
Net Losses	$11,123,000	$7,865,000	$11,935,000

We expect to continue to incur additional operating losses in the future as we continue to develop new products and seek to commercialize the results of our research and development efforts. Our ability to achieve long-term profitability is dependent upon our success in those development and commercialization efforts.

We expect that we will need to continue to obtain additional capital in the future until we become profitable and, if we are unable to obtain such capital on acceptable terms or at the appropriate time, we may not be able to continue our operations.

We do not currently generate revenues sufficient to operate our business at breakeven. In the fiscal year ended December 31, 2006, we had an operating loss of $8.0 million and a net loss of $11.9 million. From March 2003 through January 2007, we raised capital on six occasions through the sale of various securities including Convertible Debentures, common stock, Series A Convertible Preferred Stock (“Series A Preferred Stock”), Secured Convertible Notes and warrants to purchase common stock. We will, as we deem necessary or prudent, continue to seek to raise additional capital through various financing alternatives, including equity or debt financings, issuances of securities convertible into equity and corporate partnering arrangements. However, we may not be able to raise needed capital on terms that are acceptable to us or at all.

The terms of our 2005 sale of Series A Preferred Stock and our 2006 and 2007 sales of Secured Convertible Notes greatly restrict our ability to raise capital. Under the terms of our Series A Preferred Stock, we are prohibited from issuing senior equity securities or having indebtedness in excess of $12.0 million except in limited forms. Under the terms of our Secured Convertible Notes, we are prohibited from issuing any debt securities or incurring any indebtedness except in limited forms with ceilings on the level of permitted borrowings. These provisions may severely limit our ability to attract new investors and raise additional financing on acceptable terms. In addition, in order to attract new investors and obtain additional capital, we may be forced to provide rights and preferences to new investors that are not available to current stockholders or note holders and that may be adverse to existing investors.

If we do not receive an adequate amount of additional financing in the future or we do not consummate future financings on a timely basis, we will likely be unable to fund future cash operating deficits or to meet our cash payment obligations required by the Secured Convertible Notes. We also will likely be required to curtail our expenses or to take other steps that could hurt our future performance, including but not limited to, the termination of major portions of our research and development activities, the premature sale of some or all of our assets or product lines on undesirable terms, merger with or acquisition by another company on unsatisfactory terms or the cessation of operations.

We may be unable to comply with provisions of our Secured Convertible Notes and could suffer significant consequences in the event of non-compliance.

In January 2006 and January 2007, we sold Secured Convertible Notes which contain substantial penalties in the event we fail to comply with their terms. Potential events of default under the Secured Convertible Notes include:

•	our failure to make payments as they become due;

•	our failure to remain listed on any of a Nasdaq Market, NYSE or AMEX;

•	our failure to have an effective registration statement available for resale of the shares (except in the case of the 2007 Secured Convertible Notes only if registration has been demanded);

•	failure to timely remove restrictive legends from any stock certificates delivered upon conversion;

•	our written notice or public announcement of the intention not to issue shares upon conversion;

•	our making an assignment for the benefit of creditors, or applying for or consenting to the appointment of a receiver or trustee for a substantial portion of our property or business or that of any subsidiary;

•	bankruptcy, insolvency or similar proceedings being filed by or against us or any subsidiary;

•	a sale or disposition of substantially all our assets;

•	our default on our existing or future liabilities in excess of $250,000; and

•	a breach of any material term of any other transaction document we entered into with the purchasers of the Secured Convertible Notes.

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

The Secured Convertible Notes permit us to make interest and principal payments in shares of common stock instead of cash, but only if we are in compliance with all of the following: (i) issuance of the shares will not result in a holder of a Secured Convertible Note and its affiliates owning more than 9.99% of the outstanding shares of our common stock, unless waived by the affected holder; (ii) we have not issued any notice relating to the redemption of any warrant(s) during the 30 day period immediately prior to the payment date, (iii) our common stock is not selling at a price below $0.40 per share; (iv) for the 2006 Secured Convertible Notes only, one or more registration statements is effective and available for the resale of the shares required to be registered by the terms of a Registration Rights Agreement entered into in connection with the January 2006 financing and (v) for the 2007 Secured Convertible Notes only, the number of shares to be issued to all holders of Secured Convertible Notes on a specific payment date shall not exceed 20% of the trading volume (as reported by Bloomberg) of our common stock for the period of 20 consecutive trading days ending on the trading day immediately prior to such payment date. If we are not able to make interest and principal payments on the Secured Convertible Notes in shares of stock, we will have to make these payments in cash. We may not have sufficient funds to make future payments on the Secured Convertible Notes as they become due. If we make payments on the Secured Convertible Notes in stock, however, it will result in significant dilution.

We have incurred substantial indebtedness and may be unable to service our debt.

As a result of our sales of Secured Convertible Notes, we substantially increased our indebtedness from approximately $800,000 at the end of 2005 to approximately $10.2 million as of January 31, 2007. In addition, our Secured Convertible Notes bear interest at the rate of 15% per annum, which is much higher than our previously outstanding 7.5% Convertible Debentures. This level of our indebtedness could, among other things:

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

In connection with the sale of our Secured Convertible Notes, we granted to SDS Capital Group SPC, Ltd., as collateral agent for the purchasers, a security interest in collateral including some cell lines, equipment, inventory and general intangibles related to our NMP22 product line, as well as proceeds from any sale of that product line pursuant to an amended and restated security agreement. The collateral excludes receivables for product sales. The security interest covers assets related to both our NMP22 Test Kit and our NMP22 BladderChek Test, the two products that represented approximately 92% of our product sales in 2006. We also entered into an amended and restated contingent license agreement with the collateral agent granting license rights in the field of bladder cancer detection to some of our patents related to the NMP22 products, sublicense rights to patents licensed to us and used in connection with the NMP22 product line, and license rights to trademarks used exclusively in connection with the NMP22 product line. The security agreement and license agreement impose restrictions on our sale or abandonment of the collateral and the patent rights. Further, these agreements afford the collateral agent the right to assume control of and sell the collateral and to use the license rights exclusively within the field of bladder cancer detection in the event of our default in our obligations under the Secured Convertible Notes. If we default on these obligations, and the collateral is sold, we will lose our primary source of revenue, which would have a material adverse effect on our business and would severely jeopardize our ability to continue operations.

We may fail to meet the standards for continued listing of our shares of common stock on the American Stock Exchange or for listing of such shares on another national exchange.

National stock trading exchanges, including AMEX where our common stock is currently listed, maintain standards and requirements for initial and continued listing of securities. In September 2006, we received notice from AMEX that we were not in compliance with certain continued listing standards relative to maintenance of stockholders’ equity and profitability. On October 23, 2006, we submitted to AMEX a plan of proposed actions we believe will bring us into compliance with applicable listing standards no later than

March 21, 2008. On December 8, 2006, we received notice that AMEX had accepted our plan. AMEX may initiate delisting procedures against us if we do not make progress consistent with our plan during the plan period or we are not in compliance with applicable listing standards at the end of the plan period. Delisting of shares of our common stock would violate terms of our various financing documents, could result in the declaration of an event of default on our Secured Convertible Notes and could cause holders to seek to recover potential damages from us. In addition, any suspension of trading or delisting of our shares could make it more difficult for us to raise needed additional capital on terms acceptable to us or at all. Further, suspension of trading or delisting of our shares could seriously impair the ability of our stockholders to sell shares of our stock.

Market volatility and fluctuations in our stock price and trading volume may cause sudden decreases in the value of an investment in our common stock.

The market price of our common stock has historically been, and we expect it to continue to be, volatile. The price of our common stock has ranged between $0.52 and $1.56 in the fifty-two week period ended December 31, 2006. The stock market has from time to time experienced extreme price and volume fluctuations, particularly in the biotechnology sector, which have often been unrelated to the operating performance of particular companies. Factors such as announcements of technological innovations or new products by our competitors or disappointing results by third parties, as well as market conditions in our industry, may significantly influence the market price of our common stock. For example, in the past, our stock price has been affected by announcements of clinical trial results and technical breakthroughs at other biotechnology companies. Our stock price has also been affected by our own public announcements regarding such things as quarterly sales and earnings, regulatory agency actions and corporate partnerships. Consequently, events both within and beyond our control may cause shares of our stock to lose their value rapidly.

In addition, sales of a substantial number of shares of our common stock by stockholders could adversely affect the market price of our shares. In the fourth quarter of 2006, our shares had an average daily trading volume of only approximately 118,000 shares. We may be required to file a resale registration statement during the summer of 2007 if we receive a valid demand for registration of shares that may be issued in connection with our 2007 Secured Convertible Notes and accompanying warrants. In connection with our January 2006 sale of Secured Convertible Notes and accompanying warrants, we filed two resale registration statements covering an aggregate of up to 25,797,839 shares of common stock for the benefit of the selling security holders. In connection with our March 2005 private placement of Series A Preferred Stock and accompanying warrants, we filed a resale registration statement covering up to 18,922,907 shares of common stock for the benefit of those investors. In connection with our March 2004 private placement of common stock and accompanying warrants, we filed a resale registration statement covering up to 7,121,031 shares for the benefit of those investors. We have also filed numerous resale registration statements in connection with previous sales of our equity securities. The actual or anticipated resale by such investors under these registration statements may depress the market price of our common stock. Bulk sales of shares of our common stock in a short period of time could also cause the market price for our shares to decline.

Future equity or convertible debenture financings will result in additional dilution of the ownership interest of our existing investors and may have an adverse impact on the price of our common stock.

We expect that we will need to raise additional capital in the future to continue our operations. The primary source of the additional capital we raised from 2003 through early 2007 has been equity and convertible debentures, and we expect that equity-related instruments will continue to be a source of additional capital. Any future equity or convertible debenture financings will dilute the ownership interest of our existing investors and may have an adverse impact on the price of our common stock.

In addition, the terms of our Series A Preferred Stock and our Secured Convertible Notes provide for anti-dilution adjustments to their conversion prices and to the exercise prices of the accompanying warrants. Since their issuance on March 31, 2003, the warrants issued in connection with our Convertible Debentures have been repriced four times due to later sales deemed to be dilutive issuances under their terms. As a result, the March 2003 Warrants are now exercisable at an exercise price of $0.65 per share.

The Series A Preferred Stock and the accompanying warrants issued in connection with our March 2005 private placement also include anti-dilution protection provisions that were triggered by our sale of the 2006 Secured Convertible Notes. As a result, the conversion price of the Series A Preferred Stock was reduced from $0.88 per share to $0.70 per share and the exercise price of the March 2005 warrants was reduced from $1.47 per share to $1.34 per share. Both the Series A Preferred Stock and the March 2005 warrants have reached their contractual floor prices and further dilutive issuances will not result in any further reduction in conversion or exercise price for these securities.

The sale of the 2007 Secured Convertible Notes triggered the anti-dilution protection provisions of the 2006 Secured Convertible Notes and accompanying warrants. As a result, both the conversion price of the Notes and the exercise price of the warrants were reduced from $0.65 and $0.67, respectively, to $0.63 per share. Future dilutive issuances could result in further reduction of the conversion price and exercise price of the 2006 Secured Convertible Notes and accompanying warrants.

Our 2007 Secured Convertible Notes and accompanying warrants also contain anti-dilution protection provisions. Currently, the 2007 Secured Convertible Notes are convertible to common stock at a price of $0.63 per share and the accompanying warrants are exercisable at an exercise price of $0.63 per share. If we complete a future financing at a price of less than $0.63 per common share and we receive stockholder approval of proposals to allow issuances of our common stock at a price below $0.63 per share in satisfaction of our obligations under the 2007 Secured Convertible Notes or under the 2007 Warrants, the conversion price of our 2007 Secured Convertible Notes would be reduced to the new financing price per common share and the exercise price of the 2007 Warrants would be reduced to the new financing price per common share.

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

We believe that our ability to achieve profitability and to increase profits will be affected by our progress in producing additional revenue-generating products and technologies. We will receive royalties and other payments from Sysmex Corporation if and when it is successful in commercializing a cervical cancer testing system incorporating our NMP179 technology. Other than our NMP22 products, the allergy and other diagnostic products distributed by our German subsidiary and any product or test that may be offered by Sysmex Corporation incorporating our NMP179 technology, none of our technologies has been commercialized or is close enough to commercialization to be expected to generate revenue in the foreseeable future, if at all. If we are unable to successfully develop and commercialize other products or technologies, the future prospects for our business, sales and profits will be materially limited. In addition, if we are unable to develop and commercialize additional products to diversify our revenue streams, great reliance will be placed on the success of our few existing products.

If we are unable to manufacture or otherwise obtain the product volumes we need, we may be unable to achieve profitability.

We currently manufacture our NMP22 Test Kits and package our NMP22 BladderChek Tests in our Newton, Massachusetts facility but we rely on third party vendors for certain components and processes for each of these products. Neither we nor our vendors have experience in manufacturing and assembling our NMP22 Test Kits and our BladderChek Tests in large volumes. As a result of the execution in November 2006 of a supply agreement with Inverness, we have arranged for Inverness to become an additional supplier for this product and to have multiple manufacturing locations for our NMP22 BladderChek Test. However, the ability of a new manufacturer to make this product satisfactorily is largely untested, as is the ability of a new manufacturer to produce large volumes of the product satisfactorily and on a timely basis. Further, the FDA must approve and qualify any new manufacturing locations of our NMP22 BladderChek Test before tests manufactured at the new location can be sold in the United States. We expect the sales volume of our NMP22 BladderChek Test will generally continue to grow, although we expect that quarter-over-quarter sales may not always increase and the rate of increase will likely not remain constant. We and/or our suppliers of our NMP22 BladderChek Test may encounter difficulties in scaling up production of products, including problems involving:

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

We do not currently have alternative suppliers manufacturing our NMP22 BladderChek Tests or providing processes for our NMP22 Test Kits. Unless and until we secure additional suppliers for the NMP22 BladderChek Test and for processes for the NMP22 Test Kit and we demonstrate to the FDA that additional suppliers are equivalent to our current sources, we will be at risk of disruption of our product supply and may be unable to meet our sales commitments to customers. Although we have executed a supply agreement with Inverness for our NMP22 BladderChek Test and Inverness plans on having multiple manufacturing locations qualified and available for the manufacture of this product, to date the product is being manufactured at only one location and only one location has been qualified. We have not yet obtained approval from the FDA to use a different manufacturing location. We may face delays in securing FDA approval for use of an additional manufacturing location for the NMP22 BladderChek Test and we may not be able to secure the necessary approval at all. In that event, we would expect that our product would continue to be manufactured at the same location it has been for several years. While we attempt to maintain an adequate level of inventory to provide for contingencies such as key product components becoming unavailable or available in insufficient quantities, or an assembler failing to meet our requirements, our inventory levels may not be adequate to meet our commitments for an extended period of time. We may be forced to modify our products to enable another supplier or another manufacturing location to meet our requirements or we may be required to cease production and sale of our products altogether if our existing supply sources do not continue to provide sufficient quantities of product to us for whatever reason. Any product modification or cessation of production and sale of our products would likely cause us to fail to satisfy our sales commitments to customers. Our failure or delay in meeting our sales commitments would likely cause sales to decrease, could result in significant expense to obtain alternative sources of supply or assembly with the necessary facilities and know-how, and would negatively affect our results of operations.

We may need to stop selling our NMP22 BladderChek Tests if we cannot obtain necessary licenses or waivers to use lateral flow technology, and we may need to stop selling other products if third parties assert infringement claims against us.

Our NMP22 BladderChek Test uses lateral flow technology consisting of an absorbent material that soaks up urine from a small reservoir at one end of the container housing the test strip and exposes the urine to chemicals and antibodies arranged on the surface of or imbedded in the test strip. After a reaction with our proprietary antibodies, a test result appears in a window located on the container housing the test strip. The manufacture, use, sale, or import of point-of-care products that include lateral flow technology requires us to obtain patent licenses in some jurisdictions. In August 2004, we entered into a license agreement, effective as of April 1, 2004, with one holder of certain patent rights, Abbott Laboratories. In November 2006, we entered into a supply agreement with Inverness, which holds substantial patent rights in the lateral flow area covering the professional field, which includes licensed health care providers and diagnostic laboratories. As part of this agreement, we have secured protection from claims by Inverness of infringement of its lateral flow patent rights for products we purchase from Inverness and resell in the professional field. Inverness has also agreed not to sue us, our resellers, distributors and end-customers for infringement of these lateral flow patent rights for products sold prior to November 3, 2006. If we are unable to obtain any additional patent licenses we need or similar protection from infringement claims in order to permit us to make, use, sell, or import our NMP22 BladderChek Test products in the United States or in other jurisdictions, we will have to stop selling our NMP22 BladderChek Tests in these jurisdictions until the expiration of the relevant patents or until we are able to develop an alternative non-infringing design solution that uses a different technology. We may not, however, be able to do this on a timely basis. In addition, we may also be subject to litigation that seeks a percentage of the revenues we have received from the sale of our NMP22 BladderChek Tests. We accrue estimated royalties on sales of our NMP22 BladderChek Test based on estimates of our obligations under existing licensing agreements and, when probable and estimable, based upon our appraisal of intellectual property claims to which we may be subject. If we are required to obtain additional licenses, the additional royalties due for those licenses may substantially reduce our gross profits and make it difficult or impossible for us to achieve profitability without new products or sources of revenue.

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

We compete with other methods of diagnosing cancer that already exist or may be successfully developed by others and our products may not prevail as the method of choice.

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

We expect that our current and future products will compete with existing FDA-approved tests, such UroVysion, which has been approved for both monitoring and diagnosing bladder cancer, and BTA Stat, which is a point-of-care test that has been approved for use in monitoring bladder cancer patients; a test known as CEA, which is used primarily for monitoring colorectal and breast cancers; a test known as CA19.9, which is used primarily for monitoring colorectal and gastric cancers; a test known as PSA, which is used primarily for monitoring and screening prostate cancer; tests known as TRUQUANT® BR RIA, CA15.3 and CA27.29, which are used for monitoring breast cancer; and cervical specimen collection and analysis systems known as Imaging-Directed Cytologytm (Cytyc) and FocalPointtm slide profiler (TriPath Imaging). We are also aware of a number of companies that are developing cancer prognostic products based upon gene technology such as OncoType Dx. Our diagnostic products will also compete with more invasive or expensive procedures such as minimally invasive surgery, bone scans, magnetic resonance imaging and other in vivo imaging techniques. In addition, other companies may introduce competing diagnostic products based on alternative technologies that may adversely affect our competitive position. As a result, our products may become less competitive, obsolete or non-competitive.

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

In most countries, third party reimbursement is the most important factor in achieving adequate per-unit pricing. Typically a necessary but not sufficient condition for obtaining third party reimbursement is an approval from that nation’s healthcare product regulatory authorities (such as the FDA in the United States). However, approvals by these authorities typically do not compel reimbursement by medical insurers, do not establish a reimbursement price and do not set forth the specific medical circumstances required to be satisfied in order to qualify for reimbursement. These are typically the province of the health care plans, whether private or public. Further, initial approval by a health care plan does not ensure continued reimbursement or stable prices. At a later date some insurers may decide not to continue reimbursement at all, not to continue reimbursement for certain medical applications and/or to decrease the reimbursement amount. Low reimbursement, no reimbursement or reimbursement that requires a patient to pay a significant portion of the cost could have a material adverse impact on our potential revenues.

In the United States, broad scale reimbursement (including both national healthcare plans such as Medicare and most private insurers) has removed financial barriers for a substantial majority of all potential patients. This has created an opportunity for our physician customers to sell diagnostic services based on our products to most of their patients being evaluated for bladder cancer. If Medicare or these private insurers were to lower reimbursement rates, we believe our revenues would fall in part because physicians might have decreased interest in using our products.

To date in Germany, where the national reimbursement bodies have not approved our product to be reimbursed, much of our sales revenue to physicians results from patients paying for our products themselves (“self-pay patients”). This lack of reimbursement may have limited the number of potential patients for our product. On the other hand, our product sales may have benefited because there have not been restrictions on the amounts that physicians are able to charge and physicians have not been restricted to order the test only in those medical circumstances contained in a reimbursement policy. However, if the national reimbursement bodies were to designate our products as reimbursable and did so at a low rate or for very limited clinical indications, it might decrease the prices we could charge, lower the volume of tests which may be ordered and, in general, decrease the interest of physicians in using our products. Reimbursement designation, however, could enable a far greater number of patients to be tested with our products, which would partially offset such per-unit revenue decline.

Reimbursement decisions can also be affected by national policies designed to control healthcare costs. These policies can limit prices paid for tests or limit the circumstances in which public and private insurers will reimburse the cost of tests. For example, Medicare has frozen reimbursement for clinical laboratory tests at 2003 levels and future changes could impose limitations on the prices our physician and laboratory customers can charge for the services based on our products. The future announcement or adoption of such proposals could reduce the profitability of our business.

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

The FDA and many foreign governments stringently regulate the medical devices that we manufacture and that we and our distributors market to physicians or other customers. The FDA regulates the clinical testing, manufacture, labeling, distribution and promotion of medical devices in the United States and agencies in the European Union, Japan and other countries where we sell our products have their own regulations. If our products do not receive appropriate approvals from medical device regulatory authorities in any country, we can not sell our products in that country, either on our own or through distributors.

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

Labeling and promotional activities are subject to scrutiny in the United States by the FDA and, in certain instances, by the Federal Trade Commission, and by regulatory bodies in most countries outside the United States where we sell products. For example, our NMP22 Test Kit has received FDA approval and may be promoted by us only as an aid in the management of patients with bladder cancer or as a diagnostic aid for use for previously undiagnosed individuals who have symptoms of or are at risk for bladder cancer. The FDA actively enforces regulations prohibiting the promotion of devices for unapproved uses and the promotion of devices for which premarket approval or clearance has not been obtained. In order to permit our distributor, Inverness, to sell our NMP22 BladderChek Test in the non-prescription, OTC market in the U.S., we will have to conduct clinical trials, make an additional submission to the FDA and secure FDA approval. There is no guarantee that clinical trials we conduct will support a non-prescription, OTC use of the NMP22 BladderChek Test, that we will be able to secure FDA approval for sale in that market or that Inverness will ever commence sale of our NMP22 BladderChek Test in that market.

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

From time to time, we have experienced setbacks and delays in our research and development efforts and may encounter further obstacles in the course of the development of additional technologies, products and services. We may not be able to overcome these obstacles or may have to expend significant additional funds and time. For example, in 1997 we elected to terminate development of a blood-based test for PC1, a candidate marker for prostate cancer, due to unexpected difficulties. Despite encouraging initial results from an earlier low throughput research testing method, we were unable to develop a kit for use in testing prostate cancer patients even when we employed 1997 state-of-the-art detection methods. We have subsequently announced that a different set of proteins (NMP48), discovered using a different discovery method, are the primary candidates in our prostate cancer program. More recently, we and others have observed that the testing results of a low throughput research mass spectrometry instrument are not readily reproducible or transferable to high throughput mass spectrometry instruments. As a result, the preliminary positive results our scientists have achieved using monoclonal antibody based immunoassays and reverse transcriptase polymerase chain reaction have caused us to direct our product development resources to these methods for the past two years. If we fail to successfully develop clinical tests based upon any of these methods, we may be forced to curtail or abandon these programs and others that share the same characteristics or approach. In 2006, we reported that the sensitivity and specificity of the breast cancer tests we have had in development were not sufficient to begin clinical trials for submission to the FDA and that we were proceeding with testing of additional antibody pairs, including some focused on different targets. Technical obstacles and challenges we encounter in our research and development process may result in delays in or abandonment of product commercialization, may substantially increase the costs of development, and may negatively affect our results of operations.

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

If we do not adequately protect our intellectual property, we could lose our ability to compete in the marketplace.

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

For our business to be successful, we need to attract and retain highly qualified scientific, sales and management personnel. As of March 1, 2007, we employed fewer than 80 employees. The loss of key members of our scientific staff or a number of our sales staff, within a short period of time and the failure to recruit the necessary additional or replacement personnel when needed with specific qualifications and on acceptable terms might impede our research and development efforts and/or our direct-to-the-doctor marketing strategy. Our success is also greatly dependent on the efforts and abilities of our management team. The simultaneous loss of multiple members of senior management may delay achievement of our business objectives due to the time that would be needed for their replacements to be recruited and become familiar with our business. We face intense competition for qualified personnel from other companies, research and academic institutions, government entities and other organizations.

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

The operations of our German subsidiary involve currency exchange rate variability and other risks that could negatively affect our results of operations.

Historically, our German subsidiary has accounted for a large portion of our product sales. Accounts of our German subsidiary are maintained in euros and are translated into U.S. dollars. To the extent that foreign currency exchange rates fluctuate, we may be exposed to significant financial variability, both favorable and unfavorable.

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

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

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

No matters were submitted to a vote of security holders during the fourth quarter of 2006.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is listed on the American Stock Exchange under the symbol “MZT”. The following table sets forth the range of quarterly high and low sales price information and bid price information for the common stock as reported by AMEX.

	High	Low

Fiscal 2005
First Quarter	$1.46	$0.90
Second Quarter	1.07	0.61
Third Quarter	0.73	0.55
Fourth Quarter	0.95	0.52
Fiscal 2006
First Quarter	$0.95	$0.52
Second Quarter	1.56	0.79
Third Quarter	1.09	0.54
Fourth Quarter	0.85	0.57

As of March 1, 2007, there were approximately 350 shareholders of record. We believe that shares of our common stock held in bank, money management, institution and brokerage house “nominee” names may account for an estimated 9,400 additional beneficial holders.

We have never paid cash dividends on our common stock. We currently intend to retain any earnings to finance future growth and therefore do not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2006 with respect to our shares of common stock that may be issued under our existing equity compensation plans and arrangements.

Equity Compensation Plan Information

			Number of Securities
			Remaining Available for
	Number of Securities	Weighted-Average	Issuance Under Equity
	to be Issued Upon Exercise	Exercise Price of	Compensation Plans
	of Outstanding Options,	Outstanding Options,	(Excluding Securities
	Warrants and Rights	Warrants and Rights	Reflected in Column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders(1)	7,007,676	$1.88	4,898,789	(3)
Equity compensation plans not approved by security holders(2)	2,711,219	$1.26	—

Total	9,718,895	$1.58	4,898,789

(1)	Includes the 1992 Stock Option and Incentive Plan, 1992 Non-Employee Director Stock Option Plan, 2002 Stock Option and Incentive Plan (the “2002 Plan”), 2002 Non-Employee Director Stock Option Plan and the 2006 Equity and Incentive Plan (the “2006 Plan”). The 2006 Plan was approved by our stockholders on June 9, 2006, but we have not issued any options under the 2006 Plan, and do not intend to do so until the shares of Common Stock that can be issued pursuant to the 2006 Plan are registered on Form S-8 with the SEC.

(2)	Consists of the following:

a.	warrants to purchase 485,176 shares of common stock at prices ranging from $1.84 to $2.70 per share, which were issued in 2003 to placement agents in connection with a stock offering and are exercisable until October 2008.

b.	warrants to purchase 98,039 shares of common stock at a price of $0.65 per share, which were issued in 2003 to a placement agent in connection with a debenture offering and are exercisable until March 2008.

c.	warrants to purchase 434,475 shares of common stock at prices ranging from $0.65 to $2.00 per share, which were issued in 2004 to placement agents in connection with a common stock offering and are exercisable until March 2009.

d.	warrants to purchase 656,920 shares of common stock at a price of $1.34 per share, which were issued in 2005 to a placement agent in connection with a stock offering and are exercisable until March 2010.

e.	warrants to purchase 1,036,609 shares of common stock at a price of $0.65 per share, which were issued in 2006 to placement agents in connection with a debenture offering and are exercisable until March 2011.

(3)	Consists of shares available for future issuance under the 2002 Plan and 2002 Non-Employee Director Stock Option Plan.

Recent Sales of Unregistered Securities

Reference is made to the information contained in our Current Report on Form 8-K filed January 24, 2007.

Stock Performance Graph

The Stock Performance Graph set forth below compares the cumulative total stockholder return on the Company’s Common Stock from December 31, 2001 to December 31, 2006, with the cumulative total return of the Nasdaq Market Index and the RDG MicroCap Biotechnology Index over the same period.

COMPARISON OF CUMULATIVE TOTAL RETURN (1)(2)(3)(4)

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Matritech, Inc., The NASDAQ Composite Index
And The RDG MicroCap Biotechnology Index

*	$100 invested in 12/31/01 in stock or index-including reinvestment of dividends. Fiscal year ending December 31.

(1)	This graph is not “soliciting material,” is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference in any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

(2)	The stock price performance of the Company shown on the graph is not necessarily indicative of future price performance.

(3)	The RDG MicroCap Biotechnology Index is a proprietary database of Research Data Group of San Francisco, CA consisting of 188 issuers.

(4)	Information used on the graph was obtained from Research Data Group, a source believed to be reliable, but the Company is not responsible for any errors or omissions in such information.

We have chosen to include a comparison with the RDG MicroCap Biotechnology Index because the issuers in that index all have a market capitalization ranging from $0 to $300 million and are all involved in the same broad industry in which the Company is involved. Our market capitalization as of December 31, 2006 was $38 million.

Issuer Purchases of Equity Securities

We did not repurchase any shares of our common stock during the fourth quarter of 2006.

Item 6.	Selected Financial Data.

The selected financial data presented below for each year in the five-year period ended December 31, 2006 have been derived from our audited consolidated financial statements. These data should be read in conjunction with our financial statements, related notes, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial information included elsewhere in this Annual Report on Form 10-K.

	2002	2003	2004	2005	2006

Statements of Operations Data:
Revenue:
Product sales and collaboration revenue	$3,280,131	$4,375,211	$7,483,095	$10,415,470	$12,195,025

Expenses:
Cost of product sales	2,149,115	2,008,954	2,579,581	3,085,465	3,122,099
Research & development and clinical & regulatory	3,805,435	2,647,716	2,726,030	2,862,744	2,868,935
Selling, general and administrative	5,657,908	6,574,088	10,545,268	12,196,962	14,233,523

Total operating expenses	11,612,458	11,230,758	15,850,879	18,145,171	20,224,557
Gain on sale of fixed assets	—	—	—	60,091	—

Loss from operations	(8,332,327)	(6,855,547)	(8,367,784)	(7,669,610)	(8,029,532)
Interest income	75,164	76,629	97,741	120,051	136,186
Interest expense	(21,111)	(1,099,372)	(2,853,112)	(2,215,102)	(3,986,828)
Mark-to-market adjustment from warrants	—	—	—	1,899,698	—
Mark-to-market adjustment from registration rights	—	—	—	—	(54,628)

Net loss	$(8,278,274)	$(7,878,290)	$(11,123,155)	$(7,864,963)	$(11,934,802)

Beneficial conversion feature related to series A convertible preferred stock	—	—	—	(1,627,232)	—

Net loss attributable to common shareholders	$(8,278,274)	$(7,878,290)	$(11,123,155)	$(9,492,195)	$(11,934,802)

Basic/diluted net loss per common share	$(0.27)	$(0.24)	$(0.27)	$(0.21)	$(0.22)

Weighted average number of common shares outstanding	30,490,071	32,956,888	40,686,755	45,002,662	54,595,633

	2002	2003	2004	2005	2006

Balance Sheet Data:
Cash and cash equivalents(1)	$4,172,013	$7,518,124	$4,906,178	$1,789,792	$1,460,403
Working capital	3,663,781	5,434,456	3,179,745	1,643,438	(3,606,729)
Total assets	6,818,173	10,418,320	8,245,996	5,627,984	5,505,875
Long-term debt(2)	316,433	1,338,062	377,770	9,979	95,227
Series A convertible preferred stock	—	—	—	729,495	104,312
Accumulated deficit	(71,120,587)	(78,998,877)	(90,122,032)	(97,986,995)	(109,921,797)
Total stockholders’ equity (deficit)	$3,838,985	$4,798,230	$3,394,912	$1,353,744	$(2,900,452)

(1)	On January 22, 2007, we completed a financing with gross proceeds of approximately $4,365,000.

(2)	At December 31, 2006, 2005 and 2004, the aggregate face value of our current and long-term debt was $6,162,584, $792,781 and $3,103,991, respectively, and the carrying value was $3,412,087, $658,521 and $1,782,191, respectively.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read together with our Consolidated Financial Statements and related notes and other financial information appearing elsewhere in this Annual Report on Form 10-K. This Annual Report, other reports and communications to security holders, as well as oral statements made by our officers or agents contain trend analyses and other forward-looking statements which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Any statements in this Annual Report on Form 10-K that are not statements of historical fact are forward-looking statements. These forward-looking statements are based on a number of assumptions and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements, or developments in our business or industry, to differ materially from those indicated or anticipated in any forward-looking statement. Factors that may cause such differences or otherwise affect our business, results of operations and financial condition include, but are not limited to, those discussed in Item 1A and elsewhere in this Annual Report and in our other reports filed with the SEC. Forward-looking statements are not guarantees of future results, but rather are based on management’s current plans, estimates, opinions and projections. We assume no obligation to update forward-looking statements if assumptions or these plans, estimates, opinions or projections should change.

Overview

Our most important source of revenue and revenue growth in the near term is our NMP22 BladderChek Test, a point-of-care test product developed by our scientists based upon our proprietary NMP technology. Our own sales forces, based in the U.S. and Germany, sell our NMP22 BladderChek Test directly to physicians. The primary market for this product through 2006 has been urologists, but we have expanded our market to include sales to gynecologists and other physicians in Germany and expect to broaden our target user base in the U.S. in the future. In November 2006, we signed a distribution agreement with Inverness whereby we appointed Inverness as our exclusive distributor for the non-prescription, OTC, sale of our NMP22 BladderChek Test in the United States. We expect to collaborate with Inverness in assessing the market opportunity, with a goal of submitting a regulatory filing seeking approval from the U.S. Food and Drug Administration (“FDA”) to distribute and sell this test as a non-prescription or OTC test. Distributors sell our NMP22 BladderChek Test in countries other than the U.S. and Germany.

We also sell our NMP22 Test Kit, which is part of our bladder cancer detection product line, directly and through distributors in the U.S. In Europe, our German subsidiary directly sells both our NMP22 Test Kit and allergy and other diagnostic products manufactured by others. The NMP22 Test Kit and the allergy and other diagnostic products sold by our German subsidiary are less important sources of revenue for us than the

NMP22 BladderChek Test. While we generally expect revenue growth in our NMP22 product line and in our NMP22 BladderChek Test in particular, we expect that quarter-over-quarter sales may not always increase. We recognize that our financial future is closely related to increasing sales of our NMP22 BladderChek Tests, and we have and intend to continue to address the challenges of manufacturing an adequate supply of quality product to meet customer demand. In November 2006, we signed a manufacturing agreement with Inverness to give us additional resources to manufacture our NMP22 BladderChek Test.

The increased market penetration of our NMP22 BladderChek Test has resulted in increased product sales, increased revenue per NMP22 BladderChek Test and improvement in our gross profit margin. Our SG&A expenses have increased substantially during the past three years as we have greatly expanded our dedicated direct-to-the-doctor sales staff, particularly in the U.S. The increased selling expenditures have increased our losses in the short term, but our goal is to generate sufficient additional gross profit from increased product sales to cover these increased selling expenses. As an indication of that progress, our SG&A expenses as a percentage of our gross profit on product sales have declined from 225% in 2004 to 159% in 2006 despite an increase of over $3.7 million in SG&A expense between 2004 and 2006. We have also committed substantial expenditures to our research and development efforts, primarily directed toward development of a new blood-based breast cancer diagnostic test.

We are continuing our collaboration with Sysmex, based in Kobe, Japan, a leading manufacturer of automated laboratory instruments in the field of cervical cell (“Pap smear”) testing. We are also continuing the development of our core diagnostic technology in breast cancer. We measure our progress in these programs by achievements such as entering into new strategic partnerships or alliances, obtaining positive clinical trial results, and ultimately securing regulatory approvals such as the four FDA approvals for our NMP22 products. We did not conduct any clinical trial or secure any new regulatory approvals in 2006.

We have been unprofitable since inception and expect to incur significant additional operating losses during at least the next two years. We do not expect to achieve profitability until we greatly expand the number of physicians using our NMP22 BladderChek Test product, increase their rate of usage of that test or develop other sources of revenues from our collaboration and research and development projects. For the period from inception to December 31, 2006, we incurred a cumulative net loss of approximately $110 million. To provide funds to support our direct sales force and our ongoing research and development efforts, we raised additional capital in each of the past three years. In January 2007, we sold the 2007 Secured Convertible Notes and accompanying 2007 Purchaser Warrants for an aggregate consideration of approximately $4.36 million (before cash commission and expenses of approximately $520,000). The 2007 Secured Convertible Notes are initially convertible into 6,928,572 shares of our Common Stock and the 2007 Purchaser Warrants to purchase up to 4,157,143 shares of our Common Stock, both at a price of $0.63 per share. We also issued placement agent warrants to purchase up to 55,556 shares of our Common Stock at a price of $0.76 per share. The conversion price of the 2007 Secured Converitble Notes and the exercise prices of the 2007 Warrants are subject to adjustment in the event of subsequent dilutive issuances, but only if our stockholders approve issuance below $0.63 per share. A failure to adequately finance the company in the near term would have a material adverse impact on our ability to continue to operate as a going concern. Success in raising capital to fund the cost of our product distribution and development programs is an important element of our strategy.

AMEX, where our Common Stock is currently listed, maintains standards and requirements for initial and continued listing of securities. In September 2006, we received notice from AMEX that we were not in compliance with certain continued listing standards relative to maintenance of stockholders’ equity and profitability. On October 23, 2006, we submitted to AMEX a plan of proposed action we believe will bring us into compliance with applicable listing standards no later than March 21, 2008. On December 8, 2006, we received notice that AMEX had accepted our plan. AMEX may initiate delisting procedures against us if we do not make progress consistent with our plan during the plan period or we are not in compliance with applicable listing standards at the end of the plan period. Delisting of shares of our Common Stock would violate terms of our various financing documents and make it more difficult for us to raise additional capital.

Results of Operations

Year Ended December 31, 2005 Compared with Year Ended December 31, 2006

Revenues

	2005	2006	$ Change	% Change

Product Sales (net of allowances):
NMP22 BladderChek Test Sales	$7,686,000	$10,032,000	$2,346,000	31%
NMP22 Test Kit Sales	857,000	1,057,000	200,000	23%
Other Product Sales	1,747,000	996,000	(751,000)	(43)%

Total Product Sales	10,290,000	12,085,000	1,795,000	17%
Alliance and Collaboration Revenue	125,000	110,000	(15,000)	(12)%

Total Revenue	$10,415,000	$12,195,000	$1,780,000	17%

The increase in revenue in 2006 from the NMP22 BladderChek Test is the result of a $2,280,000 sales increase and a $66,000 favorable exchange rate impact. The $2,280,000 increase in NMP22 BladderChek Test sales is comprised of a $1,822,000 increase in volume, primarily in Germany, accompanied by a $458,000 increase in average selling prices. The increase in volume is primarily due to growth in both the Germany gynecology and urology markets. The average selling price increased in 2006 over the same period in 2005 because average selling prices increased in Germany due to favorable customer mix and because German sales, which have higher average selling prices than U.S. sales, increased as a percentage of total sales. NMP22 BladderChek Test sales accounted for approximately 90% of sales in the NMP22 product line in 2005 and 2006. The increase in revenue from our NMP22 Lab Test Kit sales is the result of a $196,000 increase, principally the result of increased unit volume, and a $4,000 favorable exchange rate impact. We included in the category of Lab Test Kit sales in 2005 the sale by Diagnostic Products Corporation (“DPC”) in Germany of a fully automated laboratory test incorporating our NMP22 technology that DPC manufactured and sold for use on its automated laboratory analyzers. We terminated our Product Supply and Marketing Agreement with DPC effective December 31, 2005.

The decrease in revenue from our non-NMP22 products (listed in the table above as Other Product Sales) is mainly due to a decrease in the sales volume of third party allergy products in Germany. Our distribution agreement with Hitachi Chemical Diagnostics, Inc. was terminated effective September 30, 2005. In the fall of 2005, our German subsidiary began selling allergy products manufactured by another company. We expect sales of these allergy products by our German subsidiary to continue for at least the near term. However, we expect our Other Product Sales will continue to decline and to be substantially lower than in the periods prior to termination of the Hitachi agreement due to lower product sales volumes. If we do not continue to sell another allergy product line, our Other Product Sales in future quarters would likely further decrease and become insignificant to our revenues.

When we have sufficient history to estimate product returns for a distributor, we recognize revenue when we ship our NMP22 BladderChek Tests to that distributor. In 2006, we sold approximately $363,000 of our NMP22 BladderChek Tests to distributors for which we had sufficient history to estimate returns and approximately $130,000 to distributors for which we did not have such history. Accordingly, $130,000 of shipments were recorded as deferred revenue and will be recognized as revenue when the distributor reports to us that it no longer has the product, when we determine the shelf life of the product has expired (each indicating that the possibility of return is remote) or after we have ten quarters of experience with an individual distributor. At December 31, 2005 and 2006, $212,000 and $91,000 remained in deferred product revenue, respectively. See “Critical Accounting Policies and Estimate” for a description of our revenue recognition policy.

In 2006, we determined that we had sufficient history to estimate product returns for three additional distributors and, therefore, we are now recognizing revenue when we ship our NMP22 BladderChek Tests to these distributors. We have also recognized all deferred revenue relating to our NMP22 BladderChek Test shipments to these distributors for the period ended December 31, 2006. This has resulted in our recognizing $172,000 of NMP22 BladderChek Test shipments to distributors which previously would have been in deferred revenue.

Deferred collaboration revenue represents upfront non-refundable payments that are recognized as we complete our performance obligations.

Deferred revenue consists of the following:

	2005	2006	$ Change	% Change

Alliance and Collaboration revenue	$716,000	$706,000	$(10,000)	(1)%
Deferred product revenue	212,000	91,000	(121,000)	(57)%

	$928,000	$797,000	$(131,000)	(14)%

The decrease in the deferred product revenue from December 31, 2005 to December 31, 2006 is a result of an increase in the number of distributors for which we have sufficient history to estimate product returns, allowing us to recognize revenue currently from prior sales to those distributors. Deferred product revenue also decreased because distributors for which we do not have sufficient history to estimate product returns shipped more NMP22 BladderChek Tests to end user customers than we shipped in the same period to these distributors. Unless we change distributors or add significant new distributors, we expect our deferred product revenue will continue to decrease as we gain sufficient history with our current distributors.

Cost of Product Sales

	2005	2006	$ Change	% Change

Product Sales	$10,290,000	$12,085,000	$1,795,000	17%
Cost of Product Sales	3,085,000	3,122,000	37,000	1%

Gross Profit on Product Sales	$7,205,000	$8,963,000	$1,758,000	24%

Gross Profit Margin on Product Sales	70%	74%
Cost of Product Sales as a % of Product Sales	30%	26%

Cost of product sales includes payroll-related expenses, product materials, rent and related expenses, supplies, depreciation of fixed assets used in production as well as royalties paid to third parties. Gross profit on product sales is calculated by deducting the cost of product sales from product sales. The decrease in cost of product sales on a percentage basis and the increase in our gross profit margin on product sales is largely the result of increased sales of higher margin NMP22 products worldwide as a percentage of total sales.

Research & Development and Clinical & Regulatory Expenses

	2005	2006	$ Change	% Change

Research & Development and Clinical & Regulatory Expenses	$2,863,000	$2,869,000	$6,000	0.2%

Research & development and clinical & regulatory expenses include the salaries and related overhead of our research and clinical personnel, laboratory supplies, payments to third parties and sites to help us execute clinical trials, depreciation of research related equipment, legal expenses related to filing and prosecuting patents, other direct expenses and an allocation of our occupancy and related expenses based on the square footage occupied by our research & development staff, their laboratories and clinical & regulatory staff. All of our research and development programs are similar in nature as they are based on our common protein discovery technology. As a result, a significant finding in any one cancer type may provide a similar benefit across all programs. Accordingly, we do not track our research and development costs by individual research and development programs. However, since our breast cancer program has been our only active development program since 2004, at least 90% of our research spending has been directed to that program. Research & development and clinical & regulatory expenses increased slightly in 2006 compared to 2005 primarily due to a $41,000 increase in consultant costs, a $40,000 increase in utilities and a $5,000 increase in payroll related costs offset by a $25,000 decrease in site payment costs, a $24,000 decrease in research testing costs, a $21,000 decrease in repairs and maintenance and a $9,000 decrease in patent-related expenses.

Selling, General and Administrative Expenses (“SG&A”)

	2005	2006	$ Change	% Change

Gross Profit on Product Sales	$7,205,000	$8,963,000	$1,758,000	24%
Selling, General and Administrative Expenses	12,197,000	14,234,000	2,037,000	17%
SG&A as a % of Gross Profit on Product Sales	169%	159%

Selling, general and administrative expenses increased in 2006 compared to 2005 primarily due to a $1,042,000 increase in payroll-related costs resulting principally from increased headcount, mainly to support greater direct sales efforts described above, a $730,000 increase in sales-related marketing expenses, a $170,000 increase in professional fees, and a $114,000 increase in temporary help costs offset by a $221,000 decrease in recruiting and relocation fees. The $1,042,000 increase in payroll-related costs also includes a $138,000 increase in stock-based compensation costs now required to be expensed under SFAS 123R.

We believe that a decrease in our SG&A expenses as a percentage of our gross profit on product sales from 169% in 2005 to 159% in 2006 is a useful measure of our performance. We expect the growth in gross profit on product sales in the future to exceed the growth in SG&A expenses, and that SG&A expenses as a percent of our gross profit on product sales should continue to decline.

Operating Loss

	2005	2006	$ Change	% Change

Operating Loss	$7,670,000	$8,030,000	$360,000	5%

The operating loss increased primarily due to an increase in SG&A expenses which was not completely offset by higher gross profits on product sales.

Interest Income

	2005	2006	$ Change	% Change

Interest Income	$120,000	$136,000	$16,000	13%

Interest income increased over 2005 primarily due to higher interest rates.

Interest Expense

	2005	2006	$ Change	% Change

Interest Related to Convertible Debentures:
Interest Paid in Stock	$137,000	$39,000	$(98,000)	(72)%
Interest Accrued on 2006 Secured Convertible Notes	—	902,000	902,000	100%
Non-Cash Charges to Interest Expense	2,077,000	3,030,000	953,000	46%

Total	$2,214,000	$3,971,000	$1,757,000	79%
Interest Related to Other Debt:
Interest Paid in Cash	$1,000	$16,000	$15,000	1500%

Total Interest Expense	$2,215,000	$3,987,000	$1,772,000	80%

The interest paid in stock in 2005 related to the Convertible Debentures (as defined below), which were fully paid by March 31, 2006. The amount reflected for interest paid in stock in 2006 relates primarily to the 2006 Secured Convertible Notes which were converted in the period.

The amount recorded in 2006 for interest accrued on debentures represents unpaid interest related to the 2006 Secured Convertible Notes, which interest was due and payable on January 13, 2007.

The non-cash charges in 2006 increased compared to 2005 primarily due to the increase in non-cash charges to interest related to the 2006 Secured Convertible Notes, as further discussed below.

2006 Secured Convertible Notes

In January 2006, we sold our 2006 Secured Convertible Notes and recorded approximately $6,001,000 of related non-cash charges which are being recorded in our statement of operations over the life of the debt. As of December 31, 2006, approximately $2,757,000 of the $6,001,000 non-cash charges and deferred financing costs have been amortized and recorded as interest expense and we scheduled the remaining $3,244,000 to be amortized using the effective interest rate method over the remaining quarters through the final payment due date in December 2008 (approximately $2,372,000 and $872,000 in 2007 and 2008, respectively). On January 22, 2007 the scheduled maturity date for the 2006 Secured Convertible Notes was shortened to December 13, 2007. See “Recent Developments” for further information.

Non-Cash charges to interest expense for 2006 related to the 2006 Secured Convertible Notes and consisted of:

•	$419,000 of amortized deferred financing costs, which contributed to reducing the original $912,000 balance of deferred financing costs to $493,000 at December 31, 2006; and

•	$2,338,000 of amortized debt discount, which contributed to reducing the $5,089,000 of debt discount to $2,751,000 at December 31, 2006.

The following table demonstrates the accounting for the 2006 Secured Convertible Notes and related discounts from the date of issuance, January 13, 2006, to December 31, 2006.

Value of Notes

Original Value of 2006 Secured Convertible Notes	$6,998,000
Discounts Recorded in 2006	(5,089,000)
2006 Amortization of Discounts	2,338,000
Payment in Stock	(880,000)

Carrying Value of 2006 Secured Convertible Notes at 12/31/06	$3,367,000

March 2003 Convertible Debentures

We completed a $5.0 million private placement of convertible debentures in March 2003 (the “Convertible Debentures”) and, subsequent to issuance, recorded an additional $4.6 million of non-cash charges related to the Convertible Debentures which were charged to our income statement through March 31, 2006. All of the non-cash charges and deferred financing costs have been amortized and charged as interest expense as this debenture was fully repaid as of March 31, 2006.

Non-Cash charges to interest expense for 2006 related to the Convertible Debentures consisted of:

•	$7,000 of amortized deferred financing costs, which contributed to reducing the original $475,000 balance of deferred financing costs to $0 at December 31, 2006;

•	$132,000 of non-cash charges to record the discount from fair value when making the principal and interest repayments on the Convertible Debentures in stock rather than cash;

•	$134,000 of amortized debt discount, which contributed to reducing the $4,558,000 of debt discount on our $5,000,000 note to $0 at December 31, 2006. This debt discount comprises the following: the fair value allocated to the warrants issued in conjunction with the convertible debenture, the charge to account for the beneficial conversion feature recorded at the date the debenture was entered into, and additional charges to account for the beneficial conversion feature recorded in the fourth quarter of 2003, the first quarter of 2004 and the first quarter of 2005 as a result of the triggering of the anti-dilution provisions.

The following table demonstrates the accounting for the Convertible Debentures and related discounts during 2003, 2004, 2005 and 2006 and the resulting balance at March 31, 2006.

Value of
Debentures

Original Value of Debenture	$5,000,000
Discounts Recorded in 2003	(2,777,000)
2003 Amortization of Discounts	644,000

Carrying Value of Debenture at 12/31/2003	$2,867,000

Discounts Recorded in 2004	(1,339,000)
2004 Amortization of Discounts	2,150,000
Payment in Stock	(1,923,000)

Carrying Value of Debenture at 12/31/2004	$1,755,000

Discounts Recorded in 2005	(442,000)
2005 Amortization of Discounts	1,630,000
Payment in Stock	(2,308,000)

Carrying Value of Debenture at 12/31/05	$635,000

2006 Amortization of Discounts	134,000
Payment in Stock	(769,000)

Carrying Value of Debenture at 3/31/06	$—

Mark-to-Market Adjustment from Warrants

	2005	2006	$ Change	% Change

Mark-to-market Adjustment From Warrants	$1,900,000	—	$(1,900,000)	(100)%

Mark-to-market adjustment from warrants represents the net decrease in fair value of the warrants we issued in connection with our Series A Preferred Stock in March 2005. Transaction costs of $390,000 were allocated to the warrants and expensed upon closing of the transaction, offsetting subsequent mark-to-market warrant adjustments.

Mark-to-Market Adjustment From Registration Rights

	2005	2006	$ Change	% Change

Mark-to-market adjustment from registration rights	—	$55,000	$55,000	100%

Mark-to-market adjustment from registration rights represents the change in the estimated fair value of the registration rights liability associated with our sale of the 2006 Secured Convertible Notes.

Net Loss

	2005	2006	$ Change	% Change

Net Loss	$7,865,000	$11,935,000	$4,070,000	52%
Net Loss Attributable to Common Shareholders	$9,492,000	$11,935,000	$2,443,000	26%

Net loss increased in 2006 as compared to 2005 primarily due to increased SG&A expenses as well as increased non-cash interest charges related to the 2006 Secured Convertible Notes partially offset by the increase in revenues and gross profits on product sales. Net loss attributable to common shareholders also increased due to the above mentioned factors. The difference between net loss and net loss attributable to common shareholders in 2005 was caused by the amount of the beneficial conversion feature of the Series A Preferred Stock, which was immediately accreted as a deemed dividend for the Series A Preferred Stock on the date of issuance since the preferred stock was convertible into Common Stock from the date of issuance.

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

The increase in revenue in 2005 from the NMP22 BladderChek Test is the result of a $3,240,000 sales increase offset by a $20,000 unfavorable exchange rate impact. The $3,240,000 increase in NMP22 BladderChek Test sales is comprised of a $3,661,000 increase in volume, primarily in the U.S and Germany, offset by a $421,000 decrease in average selling prices. Our volume growth is the result of expanding our direct-to-the-doctor sales staff in the U.S., continuing our direct-to-the-doctor selling activity in Germany and obtaining additional reimbursement coverage by health plan insurance payors throughout the United States. The average selling price decreased in 2005 over the same period in 2004 because average selling prices decreased in the U.S. due to sales growth in states with lower reimbursement levels. NMP22 BladderChek Test sales accounted for approximately 90% of sales in the NMP22 product line in 2005, compared to 83% in 2004. The decrease in revenue from our NMP22 Lab Test Kit sales is primarily the result of a decrease in sales by Diagnostic Products Corporation (“DPC”) in Germany of a fully automated laboratory test incorporating our NMP22 technology that DPC manufactured and sold for use on its automated laboratory analyzers. We terminated our Product Supply and Marketing Agreement with DPC effective December 31, 2005.

The decrease in revenue from our non-NMP22 products (listed in the table above as Other Product Sales) is mainly due to a decrease in sales volume of third party allergy and other diagnostic products, principally in Germany. Our distribution agreement with Hitachi Chemical Diagnostics, Inc. was terminated effective September 30, 2005. In the fall of 2005, our German subsidiary began selling allergy products manufactured by another company but sales volumes were not at as high as with the Hitachi products.

When we have sufficient history to estimate product returns for a distributor, we recognize revenue when we ship our NMP22 BladderChek Tests to that distributor. In 2005, we sold approximately $173,000 of our NMP22 BladderChek Tests to distributors for which we had sufficient history to estimate returns. In 2005, we sold $423,000 of our NMP22 BladderChek Tests to certain distributors for which we did not have sufficient history to estimate returns. Accordingly, those shipments were recorded as deferred revenue and will be recognized as revenue when the distributor reports to us that it no longer has the product, when we determine the shelf life of the product has expired (each indicating that the possibility of return is remote) or after we have ten quarters of experience with an individual distributor. At December 31, 2004 and 2005, $285,000 and $212,000 remained in deferred product revenue, respectively. See “Critical Accounting Policies and Estimate” for a description of our revenue recognition policy.

In 2005, we determined that we had sufficient history to estimate product returns for eleven of our distributors and therefore are now recognizing revenue when we ship our NMP22 BladderChek Tests to these distributors. We have also recognized all deferred revenue relating to our NMP22 BladderChek Test shipments to these distributors for the period ended December 31, 2005. This resulted in our recognizing $173,000 of NMP22 BladderChek Test shipments to distributors which previously would have been in deferred revenue.

Alliance and collaboration revenue decreased by $83,000 principally because the amortization of prepaid marketing fees for a distribution agreement ended in 2004. Deferred collaboration revenue represents upfront non-refundable payments that are recognized as we complete our performance obligations. See “Critical Accounting Policies” for a description of our allowance of doubtful accounts.

Deferred revenue consists of the following:

	2004	2005	$ Change	% Change

Alliance and Collaboration revenue	$738,000	$716,000	$(22,000)	(3)%
Deferred product revenue	285,000	212,000	(73,000)	(26)%

	$1,023,000	$928,000	$(95,000)	(9)%

The decrease in the deferred product revenue from 2004 to 2005 is a result of an increase in the number of NMP22 BladderChek Tests our distributors shipped, as well as an increase in the number of distributors for which we have sufficient history to estimate product returns.

Cost of Product Sales

	2004	2005	$ Change	% Change

Product Sales	$7,275,000	$10,290,000	$3,015,000	41%
Cost of Product Sales	2,580,000	3,085,000	505,000	20%

Gross Profit on Product Sales	$4,695,000	$7,205,000	$2,510,000	53%

Gross Profit Margin on Product Sales	65%	70%
Cost of Product Sales as a % of Product Sales	35%	30%

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

Research & development and clinical & regulatory expenses include the salaries and related overhead of our research and clinical personnel, laboratory supplies, payments to third parties and sites to help us execute clinical trials, depreciation of research related equipment, legal expenses related to filing and prosecuting patents, other direct expenses and an allocation of our occupancy and related expenses based on the square footage occupied by our research & development staff, their laboratories and clinical & regulatory staff. All of our research and development programs are similar in nature as they are based on our common protein discovery technology. As a result, a significant finding in any one cancer type may provide a similar benefit across all programs. Accordingly, we do not track our research and development costs by individual research and development programs. However, since our breast cancer program has been our only active development program since 2004, at least 90% of our research spending has been directed to that program. Research & development, and clinical & regulatory expenses increased in 2005 compared to 2004 primarily due to a $231,000 increase in payroll-related costs, partially offset by an $86,000 decrease in lab supply costs.

Selling, General and Administrative Expenses

	2004	2005	$ Change	% Change

Gross Profit on Product Sales	$4,695,000	$7,205,000	$2,510,000	53%
Selling, General and Administrative Expenses	10,545,000	12,197,000	1,652,000	16%
SG&A as a % of Gross Profit on Product Sales	225%	169%

Selling, general and administrative expenses grew primarily due to a $710,000 increase in payroll-related costs resulting from increased headcount for our direct-to-the-doctor sales force and an $833,000 increase in sales-related marketing expenses.

We believe that a decrease in our SG&A expenses as a percentage of our gross profit on product sales from 225% in 2004 to 169% in 2005 is a useful measure of our performance.

Operating Loss

	2004	2005	$ Change	% Change

Operating Loss	$8,368,000	$7,670,000	$(698,000)	(8%)

Our operating loss decreased primarily due to higher gross profit offset by increased SG&A expenses discussed above.

Interest Income

	2004	2005	$ Change	% Change

Interest Income	$98,000	$120,000	$22,000	22%

Interest income increased slightly in 2005 over 2004 due to higher interest rates.

Interest Expense

	2004	2005	$ Change	% Change

Interest Related to Convertible Debentures:
Interest Paid (or to be Paid) in Stock	$309,000	$137,000	$(172,000)	(56)%
Non-Cash Charges to Interest Expense	2,536,000	2,077,000	(459,000)	(18)%

Total	$2,845,000	$2,214,000	$(631,000)	(22)%
Interest Related to Other Debt:
Interest Paid in Cash	$8,000	$1,000	$(7,000)	(88)%

Total Interest Expense	$2,853,000	$2,215,000	$(638,000)	(22)%

We completed a $5.0 million private placement of Convertible Debentures in March of 2003 and, subsequent to issuance, recorded an additional $4.6 million of non-cash charges related to the Convertible Debentures which was charged to our income statement through March 2006. As of December 31, 2005, approximately $4.9 million of the $5.0 million non-cash charges and deferred financing costs had been amortized and charged as interest expense and the remaining $0.1 million remained to be amortized using the effective interest rate method during the first quarter of 2006.

All of the 2005 quarterly interest payments (totaling $152,000) were made in stock, and all of the 2005 monthly principal repayments of $192,000 each (totaling $2,308,000 at December 31, 2005) were made in stock.

Non-Cash Charges to Interest Expense in 2005 consisted of:

•	$112,000 of amortized deferred financing costs, which contributed to reducing the original $475,000 balance of deferred financing costs to $7,000 at December 31, 2005;

•	$335,000 of non-cash charges to record the discount from fair value when making the principal and interest repayments on the Convertible Debentures in stock rather than cash;

•	$1,630,000 of amortized debt discount, which contributed to reducing the $4,558,000 of debt discount on our $5,000,000 note to $134,000 at December 31, 2005. This debt discount comprises the following: the fair value allocated to the warrants issued in conjunction with the Convertible Debentures, the charge to account for the beneficial conversion feature recorded at the date the Convertible Debentures were entered into, and additional charges to account for the beneficial conversion feature recorded in the fourth quarter of 2003, the first quarter of 2004 and the first quarter of 2005 as a result of the triggering of the anti-dilution provisions.

Mark-to-Market Adjustment from Warrants

	2004	2005	$ Change	% Change

Mark-to-market Adjustment from Warrants	—	$1,900,000	$1,900,000	100%

Mark-to-market adjustment from warrants represents the net decrease in fair value of the 2005 Warrants we issued in connection with our Series A Preferred Stock in March 2005. Transaction costs of $390,000 were allocated to the warrants and expensed upon closing of the transaction, offsetting subsequent mark-to-market warrant adjustments.

Net Loss

	2004	2005	$ Change	% Change

Net Loss	$11,123,000	$7,865,000	$(3,258,000)	(29)%
Net Loss Attributable to Common Shareholders	$11,123,000	$9,492,000	$(1,631,000)	(15%)

The net loss decreased primarily due to increased SG&A expenses partially offset by the increase in revenues and mark-to-market adjustment from warrants. The net loss attributable to common shareholders decreased primarily due to the increase in revenues and mark-to-market adjustment from warrants offset by increased SG&A expenses and the Series A Preferred Stock deemed dividend arising from the beneficial conversion feature charge associated with this preferred stock. The amount of the beneficial conversion feature was immediately accreted as a deemed dividend for the Series A Preferred Stock on the date of issuance since the preferred stock is immediately convertible. The deemed dividends have been reflected as an adjustment to net loss attributable to common shareholders on our Consolidated Statements of Operations.

Liquidity and Capital Resources

Our operating activities used cash in 2005 and 2006 primarily to fund our net losses excluding non-cash charges. The non-cash charges comprise depreciation and amortization expenses, as well as amortization of debt discounts and deferred charges related to our 2006 Secured Convertible Notes.

	2005	2006

Net Loss	$(7,865,000)	$(11,935,000)
Non-cash Charges	681,000	4,654,000
Changes in Assets and Liabilities	(1,020,000)	838,000

Net Operating Uses	(8,204,000)	(6,443,000)
Net Investment Uses	(161,000)	(105,000)
Net Financing Sources	5,288,000	6,192,000
Foreign exchange effect	(39,000)	27,000

Change in cash and cash equivalents	$(3,116,000)	$(329,000)

In 2006, Changes in Assets and Liabilities increased mainly due to an increase in accounts payable, accrued expenses and other liabilities, inventory and decreases in accounts receivable and prepaid expenses and other assets. We expect Changes in Assets and Liabilities to be a use of cash in the foreseeable future because we expect accounts receivable and inventory to grow as product sales increase at a faster rate than other working capital accounts.

We expect that the Days Sales Outstanding (“DSO”) (which includes only accounts receivable from physicians to whom we have sold the NMP22 BladderChek Test) is likely to be higher in the future than the 31 days reported at December 31, 2006. Our DSO calculation at December 31, 2005 was 38 days. We expect U.S. direct-to-physician revenues as a percentage of total revenues to increase and, since our DSO on U.S. direct-to-physician sales was 50 days, we expect our average DSO to increase as U.S. sales become a larger percent of our total.

We do not include in our DSO calculation any amount due from or any shipments to distributors of our NMP22 BladderChek Test because historically, we have not recognized revenue upon shipment to distributors because we lacked sufficient history with these distributors to estimate returns. Unpaid amounts due from distributors are included in accounts receivable on our balance sheets even if we have not recorded revenue from them. We also exclude from our DSO calculation any accounts receivable resulting from a non-revenue source, such as receivables due from a supplier. For the period ended December 31, 2005, we excluded a $252,000 reimbursement due from a supplier from our DSO calculation. This supplier receivable was paid in full in 2006. We did not have any non-revenue source transactions in accounts receivable for the period ending December 31, 2006.

When we include amounts due from and any shipments to distributors of our NMP22 BladderChek Test or other products our DSO at December 31, 2006 was 38 days compared to 45 days at December 31, 2005.

Based on our negative working capital at December 31, 2006 of $3,607,000 plus funds received from our January 2007 private placement and our current forecast of cash utilization, we expect to be able to fund our operations into the second quarter of 2007, provided we pay interest and principal on our 2006 Secured Convertible Notes in stock as we did in January, February and March, 2007. We will, as we deem necessary or prudent, continue to seek to raise additional capital through various financing alternatives, including equity or debenture financings, issuances of securities convertible into equity and corporate partnering arrangements. However, we may not be able to raise needed capital on terms that are acceptable to us, or at all. If we raise funds on unfavorable terms, we may provide rights and preferences to new investors which are not available to current shareholders. In addition, our existing financing arrangements contain anti-dilutive provisions which may require us to issue additional securities if certain conditions are met. If we do not timely receive additional financing or do not receive an adequate amount of additional financing, we will be required to curtail our expenses by reducing research and/or marketing or by taking other steps that could hurt our future performance, including but not limited to, the premature sale of some or all of our assets or product lines on undesirable terms, merger with or acquisition by another company on unsatisfactory terms or the cessation of operations. Any future equity financings or retirements of debentures with common stock will dilute the ownership interest of our existing investors and may have an adverse impact on the price of our common stock. Any of the foregoing steps may have a material adverse effect on our business, financial condition and results of operations. There can be no assurance that capital will be available on terms acceptable to us, if at all.

We have substantially increased our indebtedness to approximately $10.2 million as of January 31, 2007. As shown in the following table, the Secured Convertible Notes comprise over 99% of our indebtedness at that date:

		Conversions and
	Original Issuance	Repayments	Outstanding

2006 Secured Convertible Notes	$6,998,000	$1,172,000	$5,826,000
2007 Secured Convertible Notes	$4,365,000	—	4,365,000
Other indebtedness	—	—	45,000

			$10,236,000

The terms of our existing securities greatly restrict our future financing options. Our Series A Preferred Stock imposes a limitation on indebtedness not outstanding on March 4, 2005 in excess of $12,000,000, except in limited forms. While our Secured Convertible Notes are outstanding, we also have restrictions on incurring additional indebtedness (other than receivables financing not to exceed 80% of our receivables and equipment purchase or lease financing not to exceed $200,000), as well as restrictions on our payment of cash dividends and redemption of securities. Moreover, we have granted to a collateral agent on behalf of the holders of the Secured Convertible Notes a security interest in collateral including some cell lines, equipment, inventory and general intangibles related to our NMP22 product line, as well as proceeds from any sale of the product line. We also granted contingent license rights to the collateral agent on behalf of the holders of the Secured Convertible Notes in the field of bladder cancer detection to some of our patents related to the NMP22 products, sublicense rights to patents licensed to us and used in connection with the NMP22 product line, and license rights to trademarks used exclusively in connection with the NMP22 product line. The NMP22 product line, portions of which serve as collateral for the Secured Convertible Notes, includes all of our currently commercialized products. The agreements reflecting the collateral and license arrangements contain restrictions on our sale or abandonment of the collateral and the patent rights. Further, these agreements afford the collateral agent the right to assume control of and sell the collateral and to use the license rights exclusively within the field of bladder cancer detection in the event of our default in our obligations under the Secured Convertible Notes. If we default on these obligations, and the collateral is sold, we will lose our primary source of operating income, which would have a material adverse effect on our business and would severely jeopardize our ability to continue operations.

As of December 31, 2006, we only had $1.5 million of cash and cash equivalents, we had negative working capital of $3.6 million and we had a net loss of $11.9 million in the fiscal year ended December 31, 2006 which raises substantial doubt about our ability to continue as a going concern. Excluding all obligations which could potentially be paid in stock we had working capital of $0.6 million at December 31, 2006. If we do not receive an adequate amount of additional financing in the future or such financing does not occur on a timely basis, we will be required to curtail our expenses by reducing research and/or marketing or by taking other steps that could hurt our future performance, including but not limited to, the premature sale of some or all of our assets or product lines on undesirable terms, merger with or acquisition by another company on unsatisfactory terms or the cessation of operations. If we raise funds on unfavorable terms, we may provide rights and preferences to new investors that are not available to our current stockholders or debt holders. For example, we granted contingent license rights to portions of our patent portfolio to a collateral agent, on behalf of the holders of Secured Convertible Notes, and we have granted preferences upon liquidation to holders of our Series A Preferred Stock. These types of rights and preferences provide a more secure investment position to the holders of these securities than our common stock investors enjoy.

In September 2006, we received notice from AMEX that we were not in compliance with certain continued listing standards relative to maintenance of stockholders’ equity and profitability. On October 23, 2006, we submitted to AMEX a plan of proposed actions we believe will bring us into compliance with applicable listing standards no later than March 21, 2008. AMEX notified us on December 8, 2006 that it had accepted our plan. AMEX may initiate delisting procedures against us if we do not make progress consistent with the plan during the plan period or we are not in compliance with applicable listing standards at the end of the plan period. Delisting of shares of our common stock would violate terms of our various financing documents, could result in the declaration of an event of default in our Secured Convertible Notes and could cause holders to seek to recover potential damages from us. In addition, any suspension of trading or delisting of our shares could make it more difficult for us to raise needed additional capital on terms acceptable to us or at all. Further, suspension of trading or delisting of our shares could seriously impair the ability of our stockholders to sell shares of our stock.

Any future equity or convertible debenture financings will dilute the ownership interest of our existing investors and may have an adverse impact on the price of our common stock. The table below includes shares which have been reserved under the various agreements and plans we have outstanding and include shares reserved for contingencies which have not yet occurred (such as future declines in the price of our common stock). As of December 31, 2006, the total shares reserved were:

		Conversion or
		Exercise Price
Security	Common Shares	Low	High

Common stock outstanding	56,759,000	—	—
Stock reserved for 2006 Secured Convertible Notes	16,250,000	$.50	$.65
Stock reserved for warrant exercises	17,426,000	.65	2.70
Stock reserved for potential warrant shares	631,000	.01	.01
Stock reserved for outstanding stock options and restricted stock units	3,008,000	.55	8.06
Stock available for issuance under stock plans	4,899,000	—	—
Stock reserved for Series A Preferred Stock	1,023,000	.70	.70

Total	99,996,000

The above table includes shares for converting the Series A Preferred Stock and for paying interest on and repaying the principal of our 2006 Secured Convertible Notes. We plan to use our common stock to pay interest and repay principal on the 2006 Secured Convertible Notes so long as we meet the applicable stock payment conditions. This use of our common stock will result in further dilution.

The sale of the 2006 Secured Convertible Notes and the Purchaser Warrants in connection therewith was deemed to be a dilutive issuance under the terms of our March 2003 Warrants, our Series A Preferred Stock and accompanying March 2005 Warrants, and some warrants previously issued to a placement agent. As a result, the exercise price of our March 2003 Warrants was adjusted to $0.65 per share. As of January 13, 2006, our Series A Preferred Stock became convertible at a price of $0.70 per share, resulting in an increase in the number of shares issuable upon conversion to 1,463,788, and the exercise price of the accompanying March 2005 Warrants was adjusted to $1.34 per share. The exercise prices of warrants granted in October 2003 and March 2004 to a placement agent to purchase an aggregate of 105,821 shares of our common stock were adjusted from $1.67 and $2.00 per share to $0.65 per share.

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

The following table shows our fully diluted capitalization (assuming conversion to common stock of outstanding convertible or exercisable securities) after our January 2007 financing of Secured Convertible Notes:

		Conversion or
		Exercise Price
Security	Common Shares	Low	High

Common stock outstanding	56,759,000	—	—
Stock reserved for 2006 Secured Convertible Notes	14,152,000	$.40	$.63
Stock reserved for 2007 Secured Convertible Notes	6,929,000	.63	.63
Stock reserved for warrant exercises	21,639,000	.63	2.70
Stock reserved for potential warrant shares	631,000	.01	.01
Stock reserved for outstanding stock options and restricted stock units	3,008,000	.55	8.06
Stock available for issuance under stock plans	4,899,000	—	—
Stock reserved for Series A Preferred Stock	1,023,000	.70	.70

Total	109,040,000

Included in the table above are shares currently reserved for conversion of the 2007 Secured Convertible Notes at the initial conversion price of $0.63 per share and for the 2007 Warrants at their initial exercise prices. If our stockholders approve issuances below $0.63 per share to satisfy our obligations under the 2007 Secured Convertible Notes and upon exercise of the 2007 Warrants, we would have to increase the number of shares reserved for these securities.

Financings

Since Matritech became a publicly traded company in 1992, our primary source of cash has been sales of securities. Our recent history of financing transactions is summarized below and the transactions entered into in 2005 and 2006 are described in detail.

Price per
Share after
		Securities Sold;		Anti-Dilution	Maturity Date	# of Purchaser
	Gross	Common Stock	Initial Price	Protection	of Debenture;	Warrant Shares
Date of	Amount of	Equivalent at	per Share of	Provisions	Revised	and Warrant
Financing	Proceeds	Time of Sale	Common Stock	are Applied	Maturity Date	Expiration Date

March 2003	$5.0 million	7.5% Convertible Debentures, initially convertible into 1,960,784 shares, and accompanying warrants	$2.55 for conversion; $2.278 for warrant shares	$0.73 per share; $0.65 for warrants	March 31, 2006	784,314 shares; March 31, 2008
Fall 2003	$6.5 million	3,893,295 shares of Common Stock and accompanying warrants	$1.67 per share; $2.45 for warrant shares	N/A	N/A	1,362,651 shares; October 15, 2008 and November 6, 2008
March 2004	$6.6 million	4,858,886 shares of Common Stock and accompanying warrants	$1.35 per share; $2.00 for warrant shares	N/A	N/A	1,214,725 shares; March 19, 2009
March 2005	$5.9 million	Series A Convertible Preferred Stock, initially convertible into 6,702,720 shares, and accompanying warrants	$0.88 for conversion; $1.47 for warrant shares	$0.70 for conversion; $1.34 for exercise	N/A	4,991,434 shares; March 4, 2010

Price per
Share after
		Securities Sold;		Anti-Dilution	Maturity Date	# of Purchaser
	Gross	Common Stock	Initial Price	Protection	of Debenture;	Warrant Shares
Date of	Amount of	Equivalent at	per Share of	Provisions	Revised	and Warrant
Financing	Proceeds	Time of Sale	Common Stock	are Applied	Maturity Date	Expiration Date

January 2006	$7.0 million	15% Secured Convertible Notes, initially convertible into 10,766,092 shares, and accompanying warrants	$0.65 for conversion; $0.67 for warrant shares	$0.63 for conversion; $0.63 for warrants	January 13, 2009; December 13, 2007	6,459,655 shares; January 13, 2011
January 2007	$4.36 million	15% Secured Convertible Note, initially convertible into 6,928,572 shares, and accompanying warrants	$0.63 for conversion; $0.63 for warrant shares	Subject to Stockholder Approval	December 13, 2007	4,157,143 shares; January 22, 2012

The above table includes information on warrants issued to purchasers of securities, but does not reflect warrants issued to placement agents. Each of the financing transactions set forth above was a private placement of securities.

In March 2003, we sold $5 million of 7.5% Convertible Debentures (“the Convertible Debentures”) and Warrants (the “March 2003 Warrants”) to purchase 784,314 shares of common stock (including a warrant for 98,039 shares issued to a placement agent in connection with the transaction) at an initial exercise price of $2.278 per share. We repaid both the principal and interest due on the Convertible Debentures in shares of our common stock over a period of years, with the final payment made on March 31, 2006. Although the initial conversion price was $2.278 per share, that conversion price was adjusted on four occasions, at the time of each of the four financing transactions shown in the above table between Fall 2003 through January 2006, as a result of the anti-dilution protection provisions of the Convertible Debentures. By the time of the final anti-dilution adjustment prior to the March 2006 final payment, the conversion price had been reduced to $0.73 per share. The March 2003 Warrants remain outstanding and have had their exercise prices reduced on the same four occasions, so that the current exercise price is $0.65 per share. Although no adjustment was made in the exercise price of these warrants as a result of the January 2007 sale of Secured Convertible Notes, future dilutive issuances could result in further reduction of the exercise price.

In Fall 2003, we sold an aggregate of 3,893,295 shares of our common stock at a price of $1.67 and five year warrants to purchase 1,362,651 shares of our common stock at a price of $2.45 per share for an aggregate consideration of $6,501,802. The warrants did not contain any anti-dilution adjustment provisions.

In March 2004, we sold 4,858,887 shares of our common stock at a price of $1.35 and five year warrants to purchase 1,214,725 shares of our common stock at a price of $2.00 per share for aggregate consideration of $6,559,500. The warrants did not contain any anti-dilution adjustment provisions.

In March 2005, we entered into a purchase agreement (the “Purchase Agreement”) which provided for the sale of an aggregate of 1,426,124 shares of our Series A Preferred Stock and the issuance to the investors of warrants to purchase 4,991,434 shares of our common stock at a price of $1.47 per share (the “March 2005 Purchaser Warrants”). The Purchase Agreement provided for two closings (the “First Closing” and the “Second Closing”) because we could not issue all shares of the Series A Preferred Stock that we agreed to sell without obtaining stockholder approval because the resulting conversion shares would exceed 20% of our outstanding common stock. On March 4, 2005, we completed the First Closing which consisted of 670,272 shares of Series A Preferred Stock and all of the March 2005 Warrants for aggregate consideration of $5,898,394 (before cash commissions and expenses of approximately $610,000). In addition, we issued warrants to a placement agent for a total of 656,920 shares of common stock. Both the March 2005 Purchaser Warrants and the placement agent warrants (collectively the “March 2005 Warrants”) had an initial exercise price of $1.47 per share, became exercisable on September 5, 2005 and expire on March 4, 2010. On June 20, 2005, we entered into a Mutual Termination and Release Agreement with the investors who were parties to the Purchase Agreement to terminate the obligations of all parties to consummate and complete the Second Closing.

Accordingly, no additional shares of Series A Preferred Stock or warrants to purchase shares of our common stock were or will be issued in this private placement.

The holders of Series A Preferred Stock are entitled to a liquidation preference and have the benefit of covenants by us not to liquidate, merge, sell control or substantially all our assets, or amend the charter in any way adverse to the holders. We are obligated not to issue other capital stock that would be senior to or on a parity with the Series A Preferred Stock as to dividends or upon liquidation, not to have indebtedness in excess of $12,000,000 except in limited forms, and not to enter into or consummate a transaction which would result in the holders of all the voting power of our outstanding capital stock having less than a majority of voting power of a surviving entity after a merger, consolidation, share exchange or sale. Some of the holders of the Series A Preferred Stock held now expired rights to participate in subsequent financings completed on or before December 20, 2006. We are further required to reserve sufficient shares of common stock for issuance of all shares issuable upon conversion of the Series A Preferred Stock (the “Conversion Shares”) and the exercise of the March 2005 Warrants and to use commercially reasonable efforts to continue the listing and trading of such common shares with AMEX or another national stock exchange or stock market. The holders of Series A Preferred Stock are entitled to 6.56 votes for each share of Series A Preferred Stock held by them. The holders of Series A Preferred Stock shall vote together with the holders of common stock, except when our Certificate of Designations or Delaware law provide for a separate class vote.

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

During the year ended December 31, 2006, 487,852 shares of Series A Preferred Stock were converted into common stock. At December 31, 2006, 81,399 shares of Series A Preferred Stock remained outstanding, which shares are convertible into 1,023,301 shares of our Common Stock.

On January 13, 2006, we entered into a purchase agreement and related documents, pursuant to which we sold the 2006 Secured Convertible Notes originally maturing January 13, 2009, which were initially convertible into 10,766,092 shares of our common stock, and accompanying warrants (the “2006 Purchaser Warrants”) to purchase up to 6,459,655 shares of our common stock, for an aggregate consideration of $6,997,960 (before cash commission and expenses of approximately $748,000). The 2006 Secured Convertible Notes had an initial conversion price of $0.65 per share of common stock. The 2006 Purchaser Warrants, which become exercisable on July 14, 2006 and expire on January 13, 2011, had an initial exercise price of $0.67 per share. We also issued warrants to two placement agents with the same exercisability period as the 2006 Purchaser Warrants, to purchase up to 1,036,609 shares of our common stock at an exercise price of $0.65 per share (collectively with the 2006 Purchaser Warrants, the “2006 Warrants”). Both the conversion price and the exercise price are subject to adjustment in the event of subsequent dilutive issuances, although certain floors existed until after our stockholders approved proposals to remove those floors. Our stockholders approved those proposals at our Annual Meeting of Stockholders held June 9, 2006.

The 2006 Secured Convertible Notes initially allowed for payment of both principal and interest in shares of our common stock, so long as we satisfied certain conditions. The effective conversion price for payments to be made in stock is the lower of the then conversion price, initially $0.65, or 85% of the 10 day volume weighted average price of common stock (the “10-day VWAP”) on AMEX at the time any payment is due. No payments were due on the 2006 Secured Convertible Notes prior to January 2007, when interest became due for the period from January 13, 2006 to January 13, 2007. Thereafter, interest is payable quarterly, in arrears, and principal payments are due monthly beginning January 2007 in an amount equal to 1/24 of the initial amount of the 2006 Secured Convertible Notes, or $291,582, but monthly principal payments will be lower than that figure beginning in March 2007 as a result of optional conversions various Note holders undertook in 2006. The total amount of optional conversions in 2006 was $880,000 in principal and $43,648 in interest, all of which we paid in stock at the $0.65 per share conversion price, issuing an aggregate of 1,420,993 shares of common stock for this purpose. If we choose to prepay the 2006 Secured Convertible Notes, in whole or in part, there will be a 15% prepayment premium due.

The original terms of the 2006 Secured Convertible Notes required us to meet certain conditions in order to make interest and principal payments in shares of common stock instead of cash. Those original conditions were (i) one or more registration statements is effective and available for the resale of the shares required to be registered by the terms of a Registration Rights Agreement entered into in connection with the January 2006 financing; (ii) the shares of our common stock are designated for quotation or listed on the Nasdaq Capital Market, Nasdaq Global Market or AMEX and have not been suspended from trading on any of such exchanges or markets and no written notice of delisting by any of such exchanges or markets have been received and not resolved; (iii) issuance of the shares will not result in a 2006 Secured Convertible Note holder and its affiliates owning more than 9.99% of the outstanding shares of our common stock, unless waived by the holder; (iv) the number of shares to be issued to all holders on a specific payment date shall not exceed 10% of the trading volume (as reported by Bloomberg) of our common stock for the period of 20 consecutive trading days ending on the trading day immediately prior to such payment date; (v) our common stock is not selling at a price below $0.50 per share; (vi) the current price per share of the common stock delivered in payment is equal to or greater than $0.61, or we receive stockholder approval to allow issuances below that price; (vii) prior to receipt of that stockholder approval, the 10-day VWAP of our common stock is equal to or greater than the then-effective conversion price; and (viii) we have not issued any notice relating to the redemption of any warrant(s) during the 30 day period immediately prior to the payment date. Prior to the first payment due date of January 13, 2007, we entered into an agreement with the holders of a majority of the outstanding principal value of the 2006 Secured Convertible Notes to permit us to make the January 2007 payment in shares of common stock without regard to the volume trading limitations set out in clause (iv) above. Subsequently, on January 22, 2007, we entered into an agreement with the holders of a majority of the outstanding principal value of the 2006 Secured Convertible Notes to amend the conditions to payment in shares and we deleted clauses (ii), (iv), (vi) and (vii) and changed clause (v) to a floor price of $0.40 per share.

While the 2006 Secured Convertible Notes are outstanding, we have restrictions on incurring additional indebtedness (other than receivables financing not to exceed 80% of receivables and equipment purchase or lease financing not to exceed $200,000), as well as restrictions on payment of cash dividends and redemption of securities. Our obligations under the 2006 Secured Convertible Notes are secured by first priority liens against certain assets related to our NMP22 product line. The security interest covers cell lines, equipment, inventory and general intangibles related to the NMP22 product line, as well as proceeds from the sale of the product line. We also entered into a contingent license agreement with the collateral agent, SDS Capital Group SPC, Ltd., granting license rights in the field of bladder cancer detection to some of our patents related to the NMP22 products, sublicense rights to patents licensed to us and used in connection with the NMP22 product line, and license rights to trademarks used exclusively in connection with the NMP22 product line.

The 2006 Secured Convertible Notes require us to pay interest and liquidated damages and may become immediately due and payable in cash at a premium of 120% of the outstanding principal amount plus accrued interest and damages in the event we default under their terms. Potential defaults would include, among other things:

•	our failure to make payments as they become due;

•	our failure to remain listed on any of a Nasdaq Market, NYSE or AMEX;

•	our failure to have an effective registration statement available for resale of the shares upon conversion of the 2006 Secured Convertible Notes;

•	failure to timely remove restrictive legends from any stock certificates delivered upon conversion;

•	our written notice or public announcement of the intention not to issue shares upon conversion;

•	our making an assignment for the benefit of creditors, or applying for or consenting to the appointment of a receiver or trustee for a substantial portion of our property or business or that of any subsidiary;

•	bankruptcy, insolvency or similar proceedings being filed by or against us or any subsidiary;

•	a sale or disposition of substantially all our assets;

•	our default on our existing or future liabilities in excess of $250,000; and

•	a breach of any material term of any other transaction document we entered into with the purchasers of the 2006 Secured Convertible Notes.

We granted the holders of 2006 Secured Convertible Notes or shares of our common stock issued upon conversion of the 2006 Secured Convertible Notes valued at or in excess of $250,000 the right to participate in future financing transactions. These rights were subject to the prior right of holders of at least $495,000 of our Series A Preferred Stock to participate in future financings closed on or before December 20, 2006. The holders of the 2006 Secured Convertible Notes who qualify for participation rights in our future financing transactions also have the right to exchange up to 50% of the then-held principal value of their 2006 Secured Convertible Notes for participation in the transaction, subject to an overall restriction for all holders that limits them to an aggregate of 50% of each future financing transaction.

Under the terms of the transaction documents, we were obligated to file a registration statement covering the shares into which the 2006 Secured Convertible Notes may be converted and the shares for which the warrants may be exercised , which we filed on February 10, 2006. The registration statement was declared effective on February 21, 2006, and we are obligated to keep it available for resale of these shares. We filed a second registration statement in June 2006, which was declared effective on July 12, 2006, covering resale of additional shares that may be issued as a result of anti-dilution adjustments and to cover additional shares for exercise of warrants which could become available to the holders. We are also obligated to keep our stock listed for trading on AMEX, NYSE or Nasdaq. If we fail to maintain the effectiveness of these registration statements, we may be subject to penalties, including payment of 1.5% of the consideration paid for the 2006 Secured Convertible Notes for each thirty day period of delay in registration.

The sale of the 2006 Secured Convertible Notes and the 2006 Purchaser Warrants was deemed to be a dilutive issuance under the terms of various previously issued securities. As a result, in addition to the adjustments noted above, the exercise price of warrants granted in October 2003 and March 2004 to a placement agent to purchase an aggregate of 105,821 shares of our common stock were adjusted from $1.67 and $2.00 per share to $0.65 per share.

On January 22, 2007, we entered into two agreements with the holders of a majority of outstanding principal value of our 2006 Secured Convertible Notes that made it possible for us to enter into and consummate the sale of additional convertible secured promissory notes. In connection with these other agreements, the maturity date of the 2006 Secured Convertible Notes was shortened to December 13, 2007. The monthly principal payments scheduled in 2007 are $291,582 in January and February 2007, $279,082 in March 2007 and, assuming no further optional conversions in 2007, $270,748 from April 2007 to November 2007 until a lump sum payment of $3,089,729 is made on December 13, 2007. All accrued interest from 2006 will be paid in January 2007 and thereafter, the quarterly payments of interest will be made in April, July, October, and December 2007.

On January 22, 2007, we entered into a purchase agreement and related documents, pursuant to which we sold the 2007 Secured Convertible Notes, which were initially convertible into 6,928,572 shares of our common stock, par value $.01 per share, and accompanying warrants (the “2007 Purchaser Warrants”) to purchase up to 4,157,143 shares of our common stock, for an aggregate consideration of approximately $4.36 million (before cash commission and expenses of approximately $520,000). The 2007 Secured Convertible Notes are convertible into shares of our common stock at an initial conversion price of $0.63 per share of common stock. The warrants, exercisable over a five year period, have an exercise price of $0.63 per share. We issued five year placement agent warrants (collectively with the 2007 Purchaser Warrants, the “2007 Warrants”) to purchase up to 55,556 shares of our common stock at an exercise price of $0.76 per share. Both the conversion price and the exercise prices of the 2007 Warrants are subject to adjustment in the event of subsequent dilutive issuances but only if our stockholders approve issuances below $0.63 per share.

The 2007 Secured Convertible Notes mature December 13, 2007 and allow for payment of both principal and interest in shares of our common stock, so long as stock payment conditions are satisfied. The effective conversion price for payments to be made in stock is the lower of the then conversion price, currently $0.63, or 10-day VWAP on AMEX at the time any payment is due. Interest is payable quarterly, in arrears, beginning in June 2007, and principal payments of $727,500 per month (assuming no prepayment or conversion by any Note holder) are due monthly beginning in July 2007. We cannot issue any shares in conversion of 2007 Secured Convertible Notes, whether for a conversion initiated by the holders of the 2007 Secured Convertible Notes or a repayment of a portion of the 2007 Secured Convertible Notes by us, at a price below $0.63 per share until after stockholder approval is received for payments below that price. If we choose to prepay the 2007 Secured Convertible Notes, in whole or in part, there will be a 25% prepayment premium due.

We must meet all of the following stock payment conditions in order to make interest and principal payments on the 2007 Secured Convertible Notes in shares of common stock instead of cash: (i) issuance of the shares will not result in a 2007 Secured Convertible Note holder and its affiliates owning more than 9.99% of the outstanding shares of our common stock, unless waived by the holder; (ii) the number of shares to be issued to all holders of Secured Convertible Notes on a specific payment date shall not exceed 20% of the trading volume (as reported by Bloomberg) of our common stock for the period of 20 consecutive trading days ending on the trading day immediately prior to such payment date; (iii) our common stock is not selling at a price below $0.40 per share; and (iv) we have not issued any notice relating to the redemption of any warrant(s) during the 30 day period immediately prior to the payment date. We cannot make payment in shares if the Effective Conversion Price is below $0.63 and our stockholders have not approved our issuance of shares in satisfaction of our obligations under the 2007 Secured Convertible Notes below that price. If we are unable to make payments due in stock because we have not received stockholder approval of payments below $0.63 per share, the interest rate on the 2007 Secured Convertible Notes will be increased to 17% for the affected payments.

The terms of our 2007 Secured Convertible Notes with respect to limitations on incurrence of additional indebtedness are identical to those of our 2006 Secured Convertible Notes. In connection with the sale of our 2007 Secured Convertible Notes, we entered into an amended and restated security agreement and an amended and restated contingent license agreement with the collateral agent, SDS Capital Group SPC, Ltd. As a result, our obligations under the 2007 Secured Convertible Notes are secured by liens against certain assets related to our NMP22 product line as described above for the 2006 Secured Convertible Notes and the holders of the 2007 Secured Convertible Notes have the benefit of the same license rights as described above for the 2006 Secured Convertible Notes.

We have granted the holders of 2007 Secured Convertible Notes or shares of our common stock issued upon conversion of the 2007 Secured Convertible Notes valued at or in excess of $250,000 the right to participate in future financing transactions, up to a maximum of 50% of the new transaction. Holders may not generally exercise these rights if they have exercised similar rights under the 2006 Secured Convertible Notes. If, however, all participating holders of the Secured Convertible Notes do not elect to purchase the full 50%, then those holders who have exercised rights under only the 2006 or the 2007 Secured Convertible Notes will have the right to further participate based on their holdings of the other year’s Secured Convertible Notes. The holders of the 2007 Secured Convertible Notes who qualify for participation rights in our future financing transactions also have the right to exchange up to 50% of the then-held principal value of their 2007 Secured Convertible Notes for participation in the transaction, subject to an overall restriction for all holders that limits them to an aggregate of 50% of each future financing transaction.

The 2007 Secured Convertible Notes require us to pay interest and liquidated damages and may become immediately due and payable in cash at a premium of 120% of the outstanding principal amount plus accrued interest and damages in the event we default under their terms. Potential defaults would include, among other things:

•	our failure to make payments as they become due;

•	our failure to remain listed on any of a Nasdaq Market, NYSE or AMEX;

•	our failure under certain circumstances to have an effective registration statement available for resale of the shares upon conversion of the 2007 Secured Convertible Notes if registration has been demanded;

•	failure to timely remove restrictive legends from any stock certificates delivered upon conversion;

•	our written notice or public announcement of the intention not to issue shares upon conversion;

•	our making an assignment for the benefit of creditors, or applying for or consenting to the appointment of a receiver or trustee for a substantial portion of our property or business or that of any subsidiary;

•	bankruptcy, insolvency or similar proceedings being filed by or against us or any subsidiary;

•	a sale or disposition of substantially all our assets;

•	our default on our existing or future liabilities in excess of $250,000 including the 2006 Secured Convertible Notes; and

•	a breach of any material term of any other transaction document we entered into with the purchasers of the 2007 Secured Convertible Notes.

Although it is not an event of default, a change of control of the Company will automatically trigger prepayment of the 2007 Secured Convertible Notes, including payment of the required premium due in that circumstance.

Under the terms of the transaction documents, we may be required to file a registration statement covering the shares into which the 2007 Secured Convertible Notes may be converted and the shares for which the 2007 Warrants may be exercised if the purchasers holding at least 22% of the aggregate amount of securities initially acquired in the sale of the 2007 Secured Convertible Note financing, based on the conversion price in effect at the time of filing the registration statement, demand that we file such a statement. No demand may be made before July 21, 2007. If a demand is made, we have 90 days thereafter in which to have a registration statement declared effective (150 days in the event of an SEC review). We are also obligated to keep our stock listed for trading on AMEX, NYSE or Nasdaq. If, after demand, we fail to timely register the shares we have committed to register other than if the SEC will not declare the registration statement effective due to interpretations of Rule 415 of the Securities Act of 1933, we may be subject to penalties, including payment of 1.5% of the consideration paid for the 2007 Secured Convertible Notes for each thirty day period of delay in registration. Further, we agreed to seek stockholder approval of the issuance of our common stock in satisfaction of our obligations under the 2007 Secured Convertible Notes and upon exercise of the 2007 Warrants at a conversion price or exercise price below $0.63 per share. We intend to present these matters to our stockholders at a Special Meeting of Stockholders to be held on April 17, 2007.

The sale of the 2007 Secured Convertible Notes and the 2007 Purchaser Warrants has been deemed to be a dilutive issuance under the terms of our 2006 Secured Convertible Notes and the 2006 Warrants. As a result, as of January 22, 2007, the 2006 Secured Convertible Notes became convertible at a price of $0.63 per share, so that they became convertible into an extra 284,561 shares, and the exercise price of the 2006 Warrants was reduced to $0.63 per share. We have calculated an additional beneficial conversion charge totaling approximately $208,000 which will be recorded as a debt discount in the first quarter of 2007 and amortized as interest expense over the remaining life of the 2006 Secured Convertible Notes.

The accounting treatment of certain aspects of our various financing transaction are described in further detail in the Notes to Consolidated Financial Statements.

Contractual Obligations

Our future commitments are described in further detail in the Notes to Consolidated Financial Statements. Our future commitments as of December 31, 2006 are as follows:

	Payment Due by Period
		Less Than	1-3	3-5	More Than
	Total	1 Year	Years	Years	5 Years

Operating Lease Arrangements(1)	$2,229,000	$604,000	$1,608,000	$17,000	$—
Capital Lease Arrangements(1)	56,000	24,000	32,000	—	—
Debenture Obligations(2)	7,943,000	4,896,000	3,047,000	—	—
Purchase Commitments(1)	1,684,000	648,000	1,036,000	—	—
Service Agreement Commitments	31,000	24,000	7,000	—	—

Total	$11,943,000	$6,196,000	$5,730,000	$17,000	$—

(1)	See Note 4 to the Consolidated Financial Statements, “Commitments and Contingencies”.

(2)	See Note 7 to the Consolidated Financial Statements, “Convertible Debentures, 2006 Secured Convertible Notes and Notes Payable”.

The $8.0 million of debenture obligations reflected in the above table primarily consist of $6.1 million of principal payments on the 2006 Secured Convertible Notes as well as $1.8 million of interest on the 2006 Secured Convertible Notes. In January 2007, when we sold our 2007 Secured Convertible Notes, we incurred an additional $4.365 million of debt.

On November 3, 2006, we executed a supply agreement with Inverness which contains purchase commitments totaling approximately $1,684,000 over the next two years.

Service agreement commitments include primarily service and maintenance contracts related to manufacturing and research operations and equipment. The majority of the service agreement commitments do not extend past one year and no commitment exceeds $5,000 for any single vendor.

The $2.2 million of operating lease arrangements reflected in the above table primarily consist of $1.7 million for the lease agreement for our corporate headquarters in Newton, Massachusetts which expires in December 2010 as well as $377,000 for the lease agreement for our office in Freiburg, Germany which expires in January 2011.

We have no material capital expenditure commitments.

Our intention is to pay the interest and principal on our Secured Convertible Notes in stock so long as we meet the applicable stock payment conditions.

Off-Balance Sheet Arrangements

We have not created, and are not party to, any special-purpose or off-balance sheet entities for purpose of raising capital, incurring debentures or opening parts of our business that are not consolidated (to the extent of our ownership interest therein) into our financial statements. However, since inception, we have raised capital through issuance of common stock, preferred stock and convertible debenture. All those arrangements include issuance of warrants. Warrants are instruments that qualify as off-balance sheet arrangements. We have provided further details about those arrangements in Item 7 — Management’s Discussion and Analysis of Financial Conditions and Results of Operations — Liquidity and Capital Resources.

Critical Accounting Policies and Estimates

The preparation of our Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying Consolidated Financial Statements and related footnotes. In preparing these Consolidated Financial Statements, we have made our best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality and assuming that we will continue as a going concern. However, since application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties actual results could differ, potentially materially, from these estimates.

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

Stock-Based Compensation Expense

Effective January 1, 2006, we account for employee stock-based compensation costs in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment (“SFAS 123R”). We utilize the Black-Scholes option pricing model to estimate the fair value of employee stock based compensation at the date of grant, which requires the input of highly subjective assumptions, including expected volatility and expected life. Further, as required under SFAS 123R, we now estimate forfeitures for options granted, which are not expected to vest. Changes in these inputs and assumptions can materially affect the measure of estimated fair value of our stock-based compensation. For further information for how we account for stock-based compensation, please see Note 6 — “Stock-based Compensation” of the accompanying Notes to Consolidated Financial Statements, contained in Item 15.

Revenue Recognition

We recognize revenue in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”) and the Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). We recognize revenue when the following criteria have been met:

1. Persuasive evidence of an arrangement exists;

2. Delivery has occurred and risk of loss has passed to our customers;

3. Our price to the customer is fixed or determinable; and

4. Collectibility is reasonably assured.

When determining whether risk of loss has transferred to customers on product sales, we evaluate both the contractual terms and conditions of our sales agreements as well as our business practices. When determining whether collectibility is reasonably assured, we evaluate the facts and circumstances associated with the individual transaction. Factors we consider differ depending on the nature of the customer (end-user versus distributor), nature of the product (well established or relatively new), size of the transaction, whether we have a past history with the customer and the geographic location of the customer. These general principles are applied somewhat differently in three different circumstances:

(a) Sales of Laboratory Test Kits (whether to distributors or end-users)

Sales of Laboratory Test Kits include our NMP22 Lab Test Kit which we have manufactured and sold directly to end-user laboratories and to distributors since 1995 and non-NMP22 products which consist of various diagnostic products made by others, purchased by us and resold by us to end-user laboratories, principally in Germany. For these well established products, we record revenue when the product is shipped and the above-noted requirements of SAB 104 are met. None of these products has any significant risk that regulatory approvals, reimbursement arrangements or inadequate physician education will prevent laboratory customers from successfully using the product. For sales of these products to distributors and end-user laboratories, we evaluate our prior collection history with the customer and occasionally obtain credit reports from external sources. We closely monitor our accounts receivable aging for these customers and establish reserves for significantly aged accounts if we believe the account is uncollectible. Our collection history has been favorable and we have not been required to establish material bad debt provisions for our end-user laboratory customers or for distributors of this product.

(b) Sales of NMP22 BladderChek Test to end-users

Our NMP22 BladderChek Test is a point-of-care bladder cancer test that we have manufactured and sold since 2001. Because it is the first point-of-care diagnostic test for any type of cancer, it can only be sold successfully if a commercially supportive marketplace has been established (eg, appropriate regulatory approvals, reimbursement arrangements and physician education are in place).

Sales of NMP22 BladderChek Test to end-user physicians are made in Germany and the United States because we have made significant investments to create a commercially supportive marketplace in each country. Despite these efforts, we have found that some physician customers demand a right of return because after product delivery they are not ready or able to utilize the product in their practice in the way they expected before their purchase. We have also found that some physician customers are less creditworthy than others. Due to the high volume and small size of these sales, we generally do not perform credit checks on potential customers but instead establish credit limits and closely monitor the aging of our receivable balances for these customers. If a physician customer account ages beyond 90 days, the customer will be put on credit hold and no further revenue will be recognized related to that customer until their greater than 90 day outstanding balances are paid in full.

While we record revenue when the product is shipped and the above-noted requirements of SAB 104 are met, at the same time we establish reserves for returns and non-payment based on our credit and collection history. These reserves are recorded as a reduction of revenue, and we regularly adjust the reserves based on our actual experience. To date, our historical calculations of the size of required reserves have been consistent with our expectations.

(c) Sales of NMP22 BladderChek Test to distributors

Sales of NMP22 BladderChek Test to distributors began in late 2001 to reach markets other than Germany and the United States. Like us, each of these distributors has needed to make a significant investment to start-up and establish a commercially supportive marketplace in order to successfully sell the NMP22 BladderChek Test to physicians. While distributors for this product are typically established companies with experience in selling medical products, we discovered that the time required to create a commercially supportive marketplace in their territory was longer than they expected and that the new distributor’s initial sales were less than they projected. Such delays put their initial purchases of NMP22 BladderChek Tests at risk of expiration and over the years, despite our contractual prohibitions against returns, some have asked us to exchange their inventory for newer inventory in order to avoid a loss.

Business practices such as agreeing to product exchanges may indicate the existence of an implied right to return the product even if there are no such contractual provisions for product returns. We treat such practices, whether contractual or implied, as conveying a right of return and will establish provisions for returns when reasonable and reliable estimates can be made. In accordance with SAB 104, where we do not have sufficient history to make reasonable and reliable estimates of returns, as is the case with distributors with whom we do not have a ten quarter history, we defer revenue until the distributor reports to us that it no longer has the product or we determine the shelf life of the product has expired (each indicating that the possibility of return is remote). After we have ten quarters of experience with an individual distributor, we recognize any remaining deferred revenue related to that distributor and subsequently recognize revenue upon shipment to that distributor. Shipments recorded as deferred revenue were approximately $423,000 in 2005 and approximately $130,000 in 2006.

As with our other distributor customers, we closely monitor our accounts receivable aging for these customers and establish reserves for significantly aged accounts if we believe the account is uncollectible. Our collection history has been favorable and we have not been required to establish material bad debt provisions for our significant distributor customers.

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

Income Tax.  We record deferred tax assets and liabilities based on the net tax effects of tax credits, operating loss carryforwards, and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We then assess the likelihood that deferred tax assets will be recovered from future taxable income and, to the extent that we determine that recovery is not likely, a valuation allowance is established. The valuation allowance is based on estimates of taxable income by jurisdiction in which we operate and the period over which deferred tax assets will be recoverable. Through December 31, 2006, we believe it is more likely than not that all of our deferred tax assets will not be realized and, accordingly, have recorded a valuation allowance against all deferred tax assets. If results of operations in the future indicate that some or all of the deferred tax assets will be recovered, the reduction of the valuation allowance will be recorded as a tax benefit during one or over many periods.

Recent Accounting Pronouncements

In January 2006, we adopted SFAS 123R and SAB No. 107, Share-Based Payment. These standards require that all share-based payments to employees, including grants of employee stock options, be recognized in the statement of operations based on their fair values. The adoption of these standards did have a material effect on the Company’s financial position and results of operations. See Note 6, Stock-Based Compensation, in the Notes to Consolidated Financial Statements for additional information.

In January 2006, we adopted SFAS No. 154, Accounting Changes and Error Corrections, (“SFAS 154”), which replaces Accounting Principles Board (“APB”) Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principles. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The adoption of SFAS No. 154 did not have a material effect on our financial position, results of operations or cash flows.

In January 2006, we adopted SFAS No. 151, Inventory Costs, which amends Accounting Research Bulletin (“ARB”) No. 43 Chapter 4. This standard clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The adoption of this standard did not have a material effect on our financial position, results of operations or cash flows.

In June 2006, the EITF reached a consensus on EITF Issue No. 06-03, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation) (“EITF 06-03”). EITF 06-03 provides that the presentation of taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer on either a gross basis (included in revenues and costs) or on a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. The provisions of EITF 06-03 become effective as of January 1, 2007. We are currently evaluating the impact EITF 06-03 could have on our financial position, results of operations or cash flows.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109. This interpretation prescribes new methodology by which a company must measure, report, present, and disclose in its financial statements the effects of any uncertain tax return reporting positions that the company has taken or expects to take. The interpretation requires financial statement reporting of the expected future tax consequences of uncertain tax return reporting positions on the presumption that all relevant tax authorities possess full knowledge of the tax reporting positions as well as all of the pertinent facts and circumstances, but it prohibits any discounting of these effects for the time value of money. In addition, the interpretation also mandates expanded financial statement disclosure about uncertainty in tax reporting positions. The interpretation will become effective in the first quarter of 2007. We are currently evaluating the impact FIN No. 48 could have on our financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, (“SFAS 157”). This standard addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles (“GAAP”). This standard is effective for all financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the impact SFAS 157 could have on our financial position, results of operations or cash flows.

In September 2006, the SEC issued SAB 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, (“SAB 108”). This standard addresses quantifying the financial statement effect of misstatements, specifically, how the effects of prior year uncorrected errors must be considered in quantifying misstatements in the current year financial statements. This standard is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have a material effect on our financial position, results of operations or cash flows.

In December 2006, the FASB issued FASB Staff Position No. EITF 00-19-2, Accounting for Registration Payment Arrangements, (“FSP No. EITF 00-19-2”), which addresses an issuer’s accounting for registration payment arrangements. FSP No. EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies.  The guidance in FSP No. EITF 00-19-2 amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, and FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, to include scope exceptions for registration payment arrangements. FSP No. EITF 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles (GAAP) without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. FSP No. EITF 00-19-2 shall be effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the date of issuance of FSP No. EITF 00-19-2. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of FSP No. EITF 00-19-2, this guidance shall be effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. The adoption of this standard is expected to have a material effect on our financial position, results of operations or cash flows.

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

We invest our cash in securities classified as cash and cash equivalents. At December 31, 2005 and 2006, these securities totaled $1.8 million and $1.5 million, respectively, and included money market accounts and certificates of deposit. Changes in interest rates affect the investment income we earn on our investments and, therefore, impact our cash flows and results of operations. A hypothetical 50 basis point decrease in interest rates would result in a decrease in annual interest income and a corresponding increase in net loss of approximately $8,000 for the year ended December 31, 2006.

Foreign Exchange.  We translate the financial statements of our German subsidiary in accordance with SFAS No. 52, Foreign Currency Translation. The functional currency of our foreign subsidiary is the local currency (Euro). Accordingly, we translate all assets and liabilities of our foreign subsidiary using the applicable exchange rate at the balance sheet date except for intercompany receivables which are of long-term-investment nature, and capital accounts which are translated at historical rates. We translate revenues and expenses at average rates during the period to which they relate. We exclude adjustments resulting from the translation of the financial statements of our German subsidiary into U.S. Dollars from the determination of net income and we accumulate them in a separate component of stockholders’ equity. We report foreign currency transaction gains and losses in the accompanying consolidated statements of operations and they are immaterial to the current results of operations. We had sales denominated in foreign currency of approximately $7,222,000, $5,622,000, and $4,348,000 for the periods ended December 31, 2006, 2005 and 2004, respectively.

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

As of December 31, 2006, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2006, our disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such material information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. During the fiscal quarter ended

December 31, 2006, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

There was no information required to be disclosed in a Periodic Report on Form 8-K in the fourth quarter of 2006 which was not reported.

PART III

Item 10.	Directors. Executive Officers and Corporate Governance.

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of our fiscal year ended December 31, 2006.

Item 11.	Executive Compensation.

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of our fiscal year ended December 31, 2006.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of our fiscal year ended December 31, 2006.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of our fiscal year ended December 31, 2006.

Item 14.	Principal Accountant Fees and Services.

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of our fiscal year ended December 31, 2006.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) 1. Consolidated Financial Statements.

•	Report of Independent Registered Public Accounting Firm.

•	Consolidated Balance Sheets as of December 31, 2005 and 2006.

•	Consolidated Statements of Operations for the Years Ended December 31, 2004, 2005 and 2006.

•	Consolidated Statements of Stockholders’ Equity (Deficit) and Comprehensive Loss for the Years Ended December 31, 2004, 2005 and 2006.

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2005 and 2006.

•	Notes to Consolidated Financial Statements.

2. All schedules are omitted as the information required is inapplicable or the information is presented in the consolidated financial statements or the related notes.

3. List of Exhibits

Exhibit
Number	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of the Registrant (originally filed as Exhibits 3, 4.1 to our Registration Statement No. 33-46158 on Form S-1 and re-filed in electronic form as Exhibit 3.1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference).

3.2	Amended and Restated By-Laws of the Registrant (originally filed as Exhibits 3.2, 4.1 to our Registration Statement No. 33-46158 on Form S-1 and re-filed in electronic form as Exhibit 3.2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference).

3.3	Certificate of Amendment dated June 16, 1994, of Amended and Restated Certificate of Incorporation of the Registrant (originally filed as Exhibit 3.2 of our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1995 and re-filed in electronic form as Exhibit 3.3 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference).

3.4	Certificate of Amendment dated June 5, 1995, of Amended and Restated Certificate of Incorporation of the Registrant (originally filed as Exhibit 3.3 of our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1995 and re-filed in electronic form as Exhibit 3.4 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference).

3.5	Certificate of Amendment dated June 26, 2002, of Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 4.6 to our Registration Statement No. 333-96701 on Form S-8, filed on July 18, 2002 and incorporated herein by reference).

3.6	Certificate of Amendment, dated June 11, 2004, of Amended and Restated Certificate of Incorporation (filed as Exhibit 3.5 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2004 and incorporated herein by reference).

3.7	Certificate of Amendment, dated June 9, 2006, of Amended and Restated Certificate of Incorporation of Matritech, Inc. (filed as Exhibit 3.1 to our Current Report on Form 8-K filed on June 13, 2006 and incorporated herein by reference).

3.8	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock, dated March 4, 2005 (filed as Exhibit 4.1 to our Current Report on Form 8-K filed on March 8, 2005 and incorporated herein by reference).

3.9	Certificate of Correction of Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock (filed as Exhibit 4.1 to our Form 8-K/A filed March 25, 2005 and incorporated herein by reference)

3.10	Amendment to Certificate of Designations, Preferences and Rights of Series A Preferred Stock (filed as Exhibit 4.1 to our Current Report on Form 8-K filed January 17, 2006 and incorporated herein by reference)

3.11	Amendment to Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock of Matritech, Inc. dated January 19, 2007 (filed as Exhibit 4.10 to our Current Report on Form 8-K filed January 24, 2007 and incorporated herein by reference).

4.1	Description of Capital Stock contained in the Registrant’s Amended and Restated Certificate of Incorporation, filed herewith as Exhibits 3.1, 3.3, 3.4, 3.5, 3.6 and 3.7.

Exhibit
Number	Description of Exhibit

4.5	Purchase Agreement dated June 28, 2000, by and among Petra Urban, on behalf of Franz Maier, Eva Heidt and Joachim Hevler, the shareholders of ADL, and Stephan Schmidt, on behalf of the Company (filed as Exhibit 4.1 to our Form 8-K, filed on July 10, 2000 and incorporated herein by reference).

4.6	Form of Common Stock and Warrant Purchase Agreement between the Company and each of the Purchasers (filed as Exhibit 4.1 to our 8-K, filed on December 9, 2002 and incorporated herein by reference).

4.7	Securities Purchase Agreement dated March 31, 2003 between the Company and several investors (filed as Exhibit 4.1 to our Form 8-K filed on April 1, 2003 and incorporated herein by reference).

4.8	Registration Rights Agreement dated March 31, 2003 between the Company and several investors (filed as Exhibit 4.2 to our Form 8-K filed on April 1, 2003 and incorporated herein by reference)

4.9	Form of 7.5% Convertible Debenture (filed as Exhibit 4.3 to our Form 8-K filed on April 1, 2003 and incorporated herein by reference).

4.10	Form of Stock Purchase Warrant between the Company and several investors (filed as Exhibit 4.4 to our Form 8-K filed on April 1, 2003 and incorporated herein by reference).

4.11	Securities Purchase Agreement dated October 15, 2003 between the Company and several investors (filed as Exhibit 4.1 to our Form 8-K filed on October 16, 2003 and incorporated herein by reference).

4.12	Registration Rights Agreement dated October 15, 2003 between the Company and several investors (filed as Exhibit 4.2 to our Form 8-K filed on October 16, 2003 and incorporated herein by reference).

4.13	Form of Stock Purchase Warrant between the Company and several investors (filed as Exhibit 4.3 to our Form 8-K filed on October 16, 2003 and incorporated herein by reference).

4.14	Securities Purchase Agreement dated October 17, 2003 between the Company and a purchaser of common stock and warrants (filed as Exhibit 4.4 to our Form 10-Q filed on November 12, 2003 and incorporated herein by reference).

4.15	Registration Rights Agreement dated October 15, 2003 between the Company and a purchaser of common stock and warrants (filed as Exhibit 4.5 to our Form 10-Q filed on November 12, 2003 and incorporated herein by reference).

4.16	Common Stock Purchase Warrant dated November 6, 2003 between the Company and a purchaser of common stock and warrants (filed as Exhibit 4.6 to our Form 10-Q filed on November 12, 2003 and incorporated herein by reference).

4.17	Securities Purchase Agreement dated March 19, 2004 between the Company and several investors (filed as Exhibit 4.1 to our Form 8-K filed on March 22, 2004 and incorporated herein by reference).

4.18	Registration Rights Agreement dated March 19, 2004 between the Company and several investors (filed as Exhibit 4.2 to our Form 8-K filed on March 22, 2004 and incorporated herein by reference).

4.19	Form of Stock Purchase Warrant between the Company and several investors (filed as Exhibit 4.3 to our Form 8-K filed on March 22, 2004 and incorporated herein by reference).

4.20	Investor Relations Warrant Agreement dated July 14, 2000, by and among the Company and the individuals set forth on Exhibit A thereto (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2000 and incorporated herein by reference).

4.21	Form of Purchase Agreement dated March 4, 2005 between Matritech, Inc. and various Investors (filed as Exhibit 4.2 to our Current Report on Form 8-K filed on March 8, 2005 and incorporated herein by reference).

Exhibit
Number		Description of Exhibit

4.22		Registration Rights Agreement dated March 4, 2005 between Matritech, Inc. and various Investors (filed as Exhibit 4.3 to our Current Report on Form 8-K filed on March 8, 2005 and incorporated herein by reference).

4.23		Form of Warrant to Purchase Shares of Common Stock (filed as Exhibit 4.4 to our Current Report on Form 8-K filed on March 8, 2005 and incorporated herein by reference).

4.24		Placement Agent Warrant to Purchase Shares of Common Stock (filed as Exhibit 4.5 to our Current Report on Form 8-K filed on March 8, 2005 and incorporated herein by reference).

4.25		Amended Registration Rights Agreement (filed as Exhibit 4.1 to our Current Report on Form 8-K filed April 20, 2005 and incorporated herein by reference)

4.26		Revised Form of Common Stock Warrant (filed as Exhibit 4.2 to our Current Report on Form 8-K filed April 20, 2005 and incorporated herein by reference)

4.27		Form of Mutual Termination and Release Agreement between Matritech, Inc. and various Investors (field as Exhibit 4.1 to our current Report on Form 8-K filed June 23, 2005 and incorporated herein by reference)

4.28		Form of Purchase Agreement dated January 13, 2006 between Matritech, inc. and various Purchasers (filed as Exhibit 4.1 on our Current Report on Form 8-K filed January 18, 2006 and incorporated herein by reference)

4.29		Form of Note dated January 13, 2006 issued to various Purchasers (filed as Exhibit 4.2 on our Current Report on Form 8-K filed January 18, 2006 and incorporated herein by reference)

4.30		Form of Registration Rights Agreement dated January 13, 2006 between Matritech, inc. and various Purchasers (filed as Exhibit 4.3 on our Current Report on Form 8-K filed January 18, 2006 and incorporated herein by reference)

4.31		Form of Purchaser Warrant to Purchase Shares of Common Stock (filed as Exhibit 4.4 on our Current Report on Form 8-K filed January 18, 2006 and incorporated herein by reference)

4.32		Form of Placement Agent Warrant to Purchase Shares of Common Stock (filed as Exhibit 4.5 on our Current Report on Form 8-K filed January 18, 2006 and incorporated herein by reference)

4.33		Security Agreement dated January 13, 2006 between Matritech, Inc. and SDS Capital Group SPC, Ltd. as Collateral Agent (filed as Exhibit 4.6 on our Current Report on Form 8-K filed January 18, 2006 and incorporated herein by reference)

4.34		Contingent License Agreement dated January 13, 2006 between Matritech, Inc. and SDS Capital Group SPC, Ltd. as Collateral Agent (filed as Exhibit 4.7 on our Current Report on Form 8-K filed January 18, 2006 and incorporated herein by reference)

4.35		Consent of Majority Holders of 15% Secured Convertible Promissory Notes dated January 13, 2006 (filed as Exhibit 4.1 to our Current Report on Form 8-K filed January 19, 2007 and incorporated herein by reference).

4.36		Consent of Majority Holders of 15% Secured Convertible Promissory Notes dated January 13, 2006 (filed as Exhibit 4.1 to our Current Report on Form 8-K filed on January 24, 2007 and incorporated herein by reference).

4.37		Agreement and Amendment to 15% Secured Convertible Promissory Notes dated January 13, 2006 (filed as Exhibit 4.2 to our Current Report on Form 8-K filed on January 24, 2007 and incorporated herein by reference).

4	.40††	Form of Purchase Agreement dated January 22, 2007 between Matritech, Inc. and various Purchasers (filed as Exhibit 4.3 to our Current Report on Form 8-K filed on January 24, 2007 and incorporated herein by reference).

4.41		Form of Note dated January 22, 2007 and issued to various Purchasers (filed as Exhibit 4.4 to our Current Report on Form 8-K filed on January 24, 2007 and incorporated herein by reference).

Exhibit
Number		Description of Exhibit

4.42		Form of Purchaser Warrant to Purchase Shares of Common Stock (filed as Exhibit 4.5 to our Current Report on Form 8-K filed on January 24, 2007 and incorporated herein by reference).

4.43		Form of Registration Rights Agreement dated January 22, 2007 between Matritech, Inc. and various Purchasers (filed as Exhibit 4.6 to our Current Report on Form 8-K filed on January 24, 2007 and incorporated herein by reference).

4.44		Placement Agent Warrant to Purchase Shares of Common Stock (filed as Exhibit 4.7 to our Current Report on Form 8-K filed on January 24, 2007 and incorporated herein by reference).

4.45		Amended and Restated Security Agreement dated January 22, 2007 by and between Matritech, Inc. and SDS Capital Group SPC, Ltd. as Collateral Agent (filed as Exhibit 4.8 to our Current Report on Form 8-K filed on January 24, 2007 and incorporated herein by reference).

4.46		Amended and Restated Contingent License Agreement dated January 22, 2007 by and between Matritech, Inc. and SDS Capital Group SPC, Ltd. as Collateral Agent (filed as Exhibit 4.9 to our Current Report on Form 8-K filed on January 24, 2007 and incorporated herein by reference).

10	.1@	License Agreement between the Company and the Massachusetts Institute of Technology dated December 14, 1987, as amended March 15, 1988, December 20, 1989 and March 4, 1992 (originally filed as Exhibit 10.1 to our Registration Statement No. 33-46158 on Form S-1 and re-filed in electronic form as Exhibit 10.1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference).

10	.2#	1992 Stock Plan as amended June 16, 2000 (filed as Exhibit 4.6 to our Registration Statement No. 333-51116 on Form S-8, filed on December 1, 2000 and incorporated herein by reference).

10	.3#	Amended and Restated 1992 Non-Employee Director Stock Plan as amended June 16, 2000 (filed as Exhibit 4.7 to our Registration Statement No. 333-51116 on Form S-8, filed on December 1, 2000 and incorporated herein by reference).

10.4		Form of Indemnity Agreement with directors (originally filed as Exhibit 10.14 to our Registration Statement No. 33-46158 on Form S-1 and re-filed in electronic form as Exhibit 10.6 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference).

10.5		Fourth Amendment dated March 18, 1993 to License Agreement between the Company and the Massachusetts Institute of Technology dated December 14, 1987, as amended (originally filed as Exhibit 10.9 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and re-filed in electronic form as Exhibit 10.7 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference).

10.6		Fifth Amendment dated April 14, 1994 to License Agreement between the Company and the Massachusetts Institute of Technology dated December 14, 1987, as amended (originally filed as Exhibit 10.1 to our Form 10-Q for the fiscal quarter ended March 31, 1994 and re-filed in electronic form Exhibit 10.8 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference).

10	.7@	Exclusive Distribution Agreement between the Company and Konica Corporation dated as of November 9, 1994 (originally filed as Exhibit 10.26 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and re-filed in electronic form as Exhibit 10.9 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference).

10.8		First Amendment to Agreement of Lease between the Company and One Nevada Realty Trust dated June 22, 2000 (filed as Exhibit 10.10 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference).

Exhibit
Number		Description of Exhibit

10.9		Sixth Amendment dated March 1, 1996 to License Agreement between the Company and the Massachusetts Institute of Technology dated December 14, 1987, as amended (originally filed as Exhibit 10.26 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1995 and re-filed in electronic form as Exhibit 10.11 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference).

10.10		Senior Loan and Security Agreement No. 0096 between the Company and Phoenix Leasing, Incorporated dated August 29, 1997 including form of Senior Secured Promissory Note between the Company and Phoenix Leasing, Incorporated (filed as Exhibit 10.20 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by reference).

10	.11@	Distributorship Agreement by and between the Company and Curtin Matheson Scientific, a division of Fisher Scientific Company, L.L.C. dated March 19, 1998 (filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by reference).

10.12		Bank Loan between Matritech GmbH and Sparkasse Freiburg, dated May 7, 1999 (filed as Exhibit 10.17 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference).

10	.13@	Distributorship Agreement by and between Matritech GmbH and Hitachi Chemical Diagnostics, Inc., dated October 1, 2000 (filed as Exhibit 10.18 to our Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).

10	.14#	2002 Non-Employee Director Stock Option Plan (filed as Appendix C to our Definitive Proxy Statement, filed April 22, 2002 on Form 14A and incorporated herein by reference).

10	.15@	Exclusive License and Supply Agreement between Matritech, Inc. and Sysmex Corporation, dated November 20, 2002 filed as Exhibit 10.22 with our Form 10-K filed on March 31, 2003 and incorporated herein by reference).

10	.16@	Amended and Restated Distribution Agreement dated October 31, 2003 between Cytogen Corporation and Matritech, Inc. (filed as Exhibit 10.21 to our Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

10.17		Second Amendment to Agreement of Lease dated May 12, 2004 between the Company and Francis L. Biotti as trustee of One Nevada Realty Trust (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2004 and incorporated herein by reference).

10	.18#	2002 Employee Stock Purchase Plan as amended effective June 11, 2004 (filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2004 and incorporated herein by reference).

10	.19@	Sublicense Agreement between the Company and Abbott Laboratories, dated as of April 1, 2004 (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004 and incorporated herein by reference).

10	.20@	Letter Agreement regarding Contract Manufacturing Arrangement between the Company and Unotech Diagnostics, Inc. executed in April 2001 (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004 and incorporated herein by reference).

10	.21#	Form of Stock Option Agreement for stock option grants made in February 2005 to executive officers (filed as Exhibit 4.1 to our Current Report on Form 8-K filed February 16, 2005 and incorporated herein by reference)

10	.22#	Amended and Restated Management Bonus Plan as of December 9, 2005 (filed as Exhibit 10.1 to our Current Report on Form 8-K filed December 9, 2005 and incorporated herein by reference).

10	.23#	Form of Restricted Stock Award Agreement for restricted stock used for bonus awards under Amended and Restated Management Bonus Plan as of December 9, 2005 (filed as Exhibit 10.1 to our Current Report on Form 8-K filed March 10, 2006 and incorporated herein by reference).

Exhibit
Number		Description of Exhibit

10	.24#	Form of Restricted Stock Unit Award Agreement for restricted stock units used for bonus awards under Amended and Restated Management Bonus Plan as of December 9, 2005 (filed as Exhibit 10.2 to our Current Report on Form 8-K filed March 10, 2006 and incorporation herein by reference).

10	.25#	Form of Restricted Stock Award Agreement in lieu of stock option grants to US based executive officers (filed as Exhibit 10.3 to our Current Report on Form 8-K filed March 10, 2006 and incorporated herein by reference).

10	.26#	Form of Restricted Stock Unit Award Agreement in lieu of stock option grants to non-US based executive officer (filed as Exhibit 10.4 to our Current Report on Form 8-K filed March 10, 2006 and incorporated herein by reference).

10	.27#	Form of Performance-Based Restricted Stock Award Agreement (filed as Exhibit 10.5 to our Current Report on Form 8-K filed March 10, 2006 and incorporated herein by reference).

10	.28#	Form of Change of Control Agreement (filed as Exhibit 10.1 to our Current Report on Form 8-K filed March 21, 2006 and incorporated herein by reference).

10	.29#	Form of Amended Restricted Stock Award Agreement for restricted stock awards used for bonus awards under Amended and Restated Management Bonus Plan as of December 9, 2005 (filed as Exhibit 10.2 to our Current Report on Form 8-K filed March 21, 2006 and incorporated herein by reference)

10	.30#	Form of Amended Restricted Stock Award Agreement in lieu of stock options granted to executive officers (filed as Exhibit 10.3 to our Current Report on Form 8-K filed March 21, 2006 and incorporation herein by reference)

10	.31#	Form of Amended Performance-Based Restricted Stock Award Agreement (filed as Exhibit 10.3 to our Current Report on Form 8-K filed March 21, 2006 and incorporated herein by reference)

10	.32#	Form of Stock Option Agreement with executive officer (filed as Exhibit 10.2 to our Form 8-K filed on June 13, 2006 and incorporated herein by reference).

10.33		Extension Agreement, dated June 12, 2006, by and between the Registrant and Unotech Diagnostics, Inc., amending the termination date of the Letter Agreement regarding Contract Manufacturing Arrangement between the parties dated March 2001 (filed as Exhibit 10.3 to the our Form 8-K filed on June 13, 2006 and incorporated herein by reference).

10	.34#	2006 Equity and Incentive Plan, as amended September 15, 2006 (filed as Exhibit 10.1 to our Form 8-K filed on September 19, 2006 and incorporated herein by reference).

10	.35#	2002 Stock Option and Incentive Plan, as amended September 15, 2006 (filed as Exhibit 10.2 to our Form 8-K filed on September 19, 2006 and incorporated herein by reference).

10	.36††	Supply Agreement dated November 3, 2006 by and between Matritech, Inc. and Inverness Medical Innovations, Inc. (filed as Exhibit 10.1 to our Form 8-K filed on November 9, 2006 and incorporated herein by reference).

10	.37††	Distribution Agreement dated November 3, 2006 by and between Matritech, Inc. and Inverness Medical Innovations, Inc. (filed as Exhibit 10.2 to our Form 8-K filed on November 9, 2006 and incorporated herein by reference).

10	.38#	Form of Restricted Stock Award Agreement for bonus awards made in March, 2007 (filed as Exhibit 10.1 to our Form 8-K filed March 19, 2007 and incorporated herein by reference).

14.1		Amended and Restated Code of Business Conduct and Ethics dated May 25, 2005 (filed as Exhibit 14.1 to our Current Report on Form 8-K filed May 26, 2005 and incorporated herein by reference)

23	**	Consent of PricewaterhouseCoopers LLP, an independent registered public accounting firm

31.1		Certification of the Chief Executive Officer under Section 302 of Sarbanes-Oxley Act of 2002

Exhibit
Number		Description of Exhibit

31.2		Certification of the Chief Financial Officer under Section 302 of Sarbanes-Oxley Act of 2002

32	.1 ^	Certification of the Chief Executive Officer under Section 906 of Sarbanes-Oxley Act of 2002

32	.2 ^	Certification of the Chief Financial Officer under Section 906 of Sarbanes-Oxley Act of 2002

@	Confidential Treatment granted for portions thereof

**	Filed herewith

#	Indicates management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report.

††	Confidential Treatment has been requested as to omitted portions pursuant to Rule 24b-2 promulgated under the Securities and Exchange Act of 1934, as amended. A complete copy of this agreement has been filed separately with the SEC.

^	Furnished as exhibits

(c) Exhibits. The Company hereby files as exhibits to this Form 10-K those exhibits listed in Item 15(a)(3), above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Newton, Commonwealth of Massachusetts, on the 27th day of March, 2007.

Matritech, Inc.

By:	/s/ Stephen D. Chubb
Stephen D. Chubb
Director, Chairman and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stephen D. Chubb Stephen D. Chubb	Director, Chairman, and Chief Executive Officer (Principal Executive Officer)	March 27, 2007

/s/ David L. Corbet David L. Corbet	Director, President and Chief Operating Officer	March 27, 2007

/s/ Richard A. Sandberg Richard A. Sandberg	Director, Vice President, Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)	March 27, 2007

/s/ Walter O. Fredericks Walter O. Fredericks	Director	March 27, 2007

/s/ Judith Kurland Judith Kurland	Director	March 27, 2007

/s/ Bruce Lehman Bruce Lehman	Director	March 27, 2007

/s/ David B. Musket David B. Musket	Director	March 27, 2007

/s/ Jonathan M. Niloff Jonathan M. Niloff	Director	March 27, 2007

/s/ Robert J. Rosenthal Robert J. Rosenthal	Director	March 27, 2007

Signature	Title	Date

/s/ T. Stephen Thompson T. Stephen Thompson	Director	March 27, 2007

/s/ C. William Zadel C. William Zadel	Director	March 27, 2007

MATRITECH, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Matritech, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders’ equity (deficit) and comprehensive loss and of cash flows present fairly, in all material respects, the financial position of Matritech Inc. and its subsidiary at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 6 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation as of January 1, 2006.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
March 27, 2007

MATRITECH, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2006
ASSETS
Current Assets:
Cash and cash equivalents	$1,789,792	$1,460,403
Accounts receivable less allowance of $110,059 and $152,043 in 2005 and 2006, respectively	1,534,096	1,266,481
Inventories	756,079	968,737
Prepaid expenses and other current assets	323,660	140,338

Total current assets	4,403,627	3,835,959
Property and equipment, at cost:
Laboratory equipment	2,287,161	2,344,586
Office equipment	582,798	706,963
Laboratory furniture	62,739	62,739
Leasehold improvements	141,267	141,267
Automobiles	18,896	25,110

	3,092,861	3,280,665
Less — Accumulated depreciation and amortization	2,211,618	2,512,627

	881,243	768,038

Goodwill	132,615	132,615
Debt issuance costs	6,721	493,164
Other assets	200,227	276,099
Receivable from related party	3,551	—

Total assets	$5,627,984	$5,505,875

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Current maturities of notes payable	$13,571	$17,884
Current maturities of convertible debentures	634,971	3,298,976
Accounts payable	523,742	1,271,534
Accrued expenses	1,301,719	2,373,006
Deferred revenue	286,186	156,335
Registration rights liability	—	324,953

Total current liabilities	2,760,189	7,442,688
Notes payable, less current maturities	9,979	26,740
Convertible debentures, less current maturities	—	68,487
Deferred revenue	641,725	640,346
Other long term liabilities	132,852	123,754

Total liabilities	3,544,745	8,302,015
Commitments and Contingencies (Note 4)
Series A Convertible Preferred Stock, $1.00 par value
Authorized — 4,000,000 shares
Designated as Series A Convertible Preferred — 1,426,124 shares
Issued and outstanding — 569,251 shares in 2005 and 81,399 shares of Series A in 2006	729,495	104,312

Liquidation preference of $5,009,409 and $716,311 for Series A in 2005 and 2006, respectively	729,495	104,312

Stockholders’ Equity (Deficit):
Common stock, $0.01 par value
Authorized — 90,000,000 shares in 2005 and 150,000,000 shares in 2006
Issued and outstanding — 47,498,008 shares in 2005 and 56,759,061 shares in 2006	474,979	567,590
Additional paid-in capital	98,800,393	106,313,122
Accumulated other comprehensive income	65,367	140,633
Accumulated deficit	(97,986,995)	(109,921,797)

Total stockholders’ equity (deficit)	1,353,744	(2,900,452)

Total liabilities and stockholders’ equity (deficit)	$5,627,984	$5,505,875

The accompanying notes are an integral part of these consolidated financial statements.

MATRITECH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2004	2005	2006

Revenue:
Product sales, net of allowances	$7,274,789	$10,290,097	$12,085,455
Alliance and collaboration revenue	208,306	125,373	109,570

Total revenue	7,483,095	10,415,470	12,195,025

Expenses:
Cost of product sales	2,579,581	3,085,465	3,122,099
Research & development and clinical & regulatory expenses	2,726,030	2,862,744	2,868,935
Selling, general and administrative expenses	10,545,268	12,196,962	14,233,523

Total operating expenses	15,850,879	18,145,171	20,224,557
Gain on sale of fixed assets	—	60,091	—

Loss from operations	(8,367,784)	(7,669,610)	(8,029,532)
Interest income	97,741	120,051	136,186
Interest expense	2,853,112	2,215,102	3,986,828
Mark-to-market adjustment from warrants	—	1,899,698	—
Mark-to-market adjustment from registration rights	—	—	54,628

Net loss	$(11,123,155)	$(7,864,963)	$(11,934,802)
Beneficial conversion feature related to series A convertible preferred stock	—	(1,627,232)	—

Net loss attributable to common shareholders	$(11,123,155)	$(9,492,195)	$(11,934,802)

Basic and diluted net loss attributable to common shareholders per common share	$(0.27)	$(0.21)	$(0.22)

Basic and diluted weighted average number of common shares outstanding	40,686,755	45,002,662	54,595,633

The accompanying notes are an integral part of these consolidated financial statements.

MATRITECH, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
AND COMPREHENSIVE LOSS

				Accumulated
	Common Stock		Additional	Other		Total
	Number		Paid-in	Comprehensive	Accumulated	Stockholders’
	of shares	Par Value	Capital	Income (Loss)	Deficit	Equity (Deficit)

Balance, December 31, 2003	36,121,934	$361,219	$83,316,769	$119,119	$(78,998,877)	$4,798,230
Net Loss	—	—	—	—	(11,123,155)	(11,123,155)
Cumulative translation adjustment	—	—	—	23,280	—	23,280

Total comprehensive loss						(11,099,875)

Sale of common stock and warrants, net of issuance costs of $712,530	4,858,887	48,589	5,798,380	—	—	5,846,969
Beneficial conversion feature associated with convertible debentures	—	—	1,338,669			1,338,669
Exercise of common stock options	100,000	1,000	83,000	—	—	84,000
Issuance of common stock for interest on convertible debentures	257,728	2,577	326,203	—	—	328,780
Issuance of common stock for redemption payments on convertible debentures	1,669,994	16,700	2,072,439			2,089,139
Issuance of common stock under employee stock purchase plan	6,000	60	8,940	—	—	9,000

Balance, December 31, 2004	43,014,543	$430,145	$92,944,400	$142,399	$(90,122,032)	$3,394,912
Net Loss	—	—	—	—	(7,864,963)	(7,864,963)
Cumulative translation adjustment	—	—	—	(77,032)	—	(77,032)

Total comprehensive loss						(7,941,995)

Issuance of warrants to a placement agent	—	—	562,125	—	—	562,125
Beneficial conversion feature associated with convertible debentures	—	—	442,027	—	—	442,027
Conversion of preferred stock into common stock	1,010,210	10,102	119,357	—	—	129,459
Issuance of common stock for interest on convertible debentures	198,927	1,989	161,262	—	—	163,251
Issuance of common stock for redemption payments on convertible debentures	3,268,102	32,681	2,598,116	—	—	2,630,797
Issuance of common stock under employee stock purchase plan	6,226	62	6,164	—	—	6,226
Reclassification of warrants from a liability to equity	—	—	1,966,942			1,966,942

Balance, December 31, 2005	47,498,008	$474,979	$98,800,393	$65,367	$(97,986,995)	$1,353,744
Net Loss	—	—	—	—	(11,934,802)	(11,934,802)
Cumulative translation adjustment	—	—	—	75,266	—	75,266

Total comprehensive loss						(11,859,536)

Issuance of warrants in connection with 2006 secured convertible notes	—	—	1,941,854	—	—	1,941,854
Beneficial conversion feature associated with 2006 secured convertible notes	—	—	2,974,992	—	—	2,974,992
Conversion of preferred stock into common stock	6,132,986	61,330	563,853	—	—	625,183
Conversion of 2006 secured convertible notes into common stock	1,420,995	14,210	909,438	—	—	923,648
Exercise of warrants	61,337	613	39,281	—	—	39,894
Issuance of common stock for interest on convertible debentures	15,950	160	12,651	—	—	12,811
Issuance of common stock for redemption payments on convertible debentures	1,215,304	12,153	887,514	—	—	899,667
Issuance of restricted stock	414,481	4,145	(4,145)	—	—	—
Restricted stock & restricted stock unit expense	—	—	39,651	—	—	39,651
Stock option expense	—	—	147,640	—	—	147,640

Balance, December 31, 2006	56,759,061	$567,590	$106,313,122	$140,633	$(109,921,797)	$(2,900,452)

The accompanying notes are an integral part of these consolidated financial statements.

MATRITECH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2004	2005	2006

Cash Flows from Operating Activities:
Net loss	$(11,123,155)	$(7,864,963)	$(11,934,802)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	256,289	250,222	280,791
Amortization of debt discount	2,149,943	1,629,569	2,472,461
Amortization of deferred charges	210,917	111,937	425,959
Stock option expense	—	—	147,640
Restricted stock & restricted stock unit expense	—	—	39,651
Issuance of common stock for interest on debentures	328,781	163,250	12,811
Noncash interest expense	166,059	323,104	1,063,392
Mark-to-market adjustment on warrants	—	(1,899,698)	—
Mark-to-market adjustment on registration rights	—	—	54,628
Gain on sale of fixed assets	—	(60,091)	—
Noncash expense related to bonus plan	—	66,426	28,390
Provision for bad debts	61,532	96,609	127,772
Changes in assets and liabilities:
Accounts receivable	(358,690)	(768,356)	173,214
Inventories	(248,582)	75,496	(174,969)
Prepaid expenses and other assets	(87,782)	(128,884)	111,002
Accounts payable	187,023	59,168	742,697
Accrued expenses and other liabilities	582,598	(162,813)	117,608
Deferred revenue	(145,412)	(95,052)	(131,230)

Net cash used in operating activities	(8,020,479)	(8,204,076)	(6,442,985)

Cash Flows from Investing Activities:
Purchases of property and equipment	(229,969)	(221,022)	(105,467)
Proceeds from sale of fixed assets	—	60,091	—

Net cash used in investing activities	(229,969)	(160,931)	(105,467)

Cash Flows from Financing Activities:
Payments on notes payable	(295,212)	(6,120)	(31,934)
Proceeds from sale of preferred stock and warrants, net	—	5,287,721	—
Proceeds from secured convertible notes and warrants, net	—	—	6,184,053
Proceeds from sale of common stock and warrants, net	5,846,969	—	—
Proceeds from exercise of common stock options	84,000	—	—
Proceeds from exercise of warrants	—	—	39,894
Proceeds from issuance of common stock under employee stock purchase plan	9,000	6,226	—

Net cash provided by financing activities	5,644,757	5,287,827	6,192,013

Effect of foreign exchange on cash and cash equivalents	(6,255)	(39,206)	27,050

Increase (decrease) in cash and cash equivalents	(2,611,946)	(3,116,386)	(329,389)
Cash and cash equivalents, beginning of year	7,518,124	4,906,178	1,789,792

Cash and cash equivalents, end of year	$4,906,178	$1,789,792	$1,460,403

Supplemental Cash Flow Information:
Cash paid during the year for interest	$8,444	$1,668	$16,497
Supplemental Disclosure of Noncash Financing and Investing Activities:
Noncash dividends to preferred stockholders arising from the beneficial conversion feature	$—	$1,627,232	$—
Beneficial conversion feature on convertible debentures and 2006 secured convertible notes	$1,338,669	$442,027	$2,974,992
Issuance of common stock as payment of principal on convertible debentures:
Number of shares issued	1,669,994	3,268,102	1,215,304
Payment on debentures in dollars	$1,923,078	$2,307,692	$769,231
Issuance of common stock as payment of interest on convertible debentures:
Number of shares issued	257,728	198,927	15,950
Payment on debentures in dollars	$308,893	$151,443	$12,020
Conversion of 101,021 and 487,852 shares of convertible preferred stock to 1,010,210 and 6,132,986 shares of common stock in 2005 and 2006, respectively	$—	$129,459	625,183
Registration rights liability recorded as a debt discount	$—	$—	$305,829
Allocation of $1,285,000 closing cost related to the 2006 secured convertible notes:
Registration rights liability	$—	$—	$35,505
2006 secured convertible notes (recorded in other assets)	$—	$—	$912,403
Purchaser warrants (recorded in additional paid in capital)	$—	$—	$337,712
Payment of closing cost related to the 2006 secured convertible notes with issuance of warrant to Placement Agents	$—	$—	$471,700
Warrants issued to stockholders and recorded as debt discount to the 2006 secured convertible notes	$—	$—	$1,807,876
Conversion of 2006 secured convertible notes into common stock	$—	$—	$880,000
Purchase of fixed assets through capital lease	$—	$5,791	$51,308

The accompanying notes are an integral part of these consolidated financial statements.

MATRITECH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Operations and Significant Accounting Policies

Matritech, Inc. (“the Company” or “we”) was incorporated on October 29, 1987, to develop, produce and distribute products for the diagnosis and potential treatment of cancer based on its proprietary nuclear matrix protein technology. We initially licensed nuclear matrix protein technology from the Massachusetts Institute of Technology (“MIT”), and have since obtained an additional 14 U.S. patents relating to our products and nuclear matrix protein technology.

We are devoting substantially all of our efforts toward product research and development, raising capital, securing partners, and manufacturing, distributing and marketing our products. We are subject to risks common to companies in similar stages of development, including a history of operating losses and anticipated future losses, fluctuation in operating results, uncertainties associated with future performance, near-term dependence on a limited number of products, uncertainties around bringing new products to market, reliance on sole suppliers, dependence on key individuals, competition from substitute products and larger companies, the development of commercially usable products and the need to obtain adequate additional financing necessary to fund our operations and the development of future products. In addition, because we have a substantial amount of debentures due prior to the end of 2007, we have an important additional risk that many companies in similar stages of development do not have.

We have incurred losses from operations since our inception. We had an accumulated deficit of $110 million at December 31, 2006 and had only $1.5 million of cash and cash equivalents at December 31, 2006. Based on our current forecast of cash utilization and plans for management of expenses and cash flow, and subsequent to the completion of a financing in January 2007 (as described in Note 13, “Subsequent Event”) we believe that our capital resources will be sufficient to fund operations into the second quarter of 2007, but we expect to need additional capital in order to continue our operations beyond the second quarter of 2007. We were required by the terms of the 15% Secured Convertible Promissory Notes we issued in January 2006 (“2006 Secured Convertible Notes”) to pay the holders thereof more than $1.2 million of principal and interest in January 2007. The terms of these notes require that we pay all or a very large portion of the amount due in cash unless we were able to renegotiate payment terms with the holders of the 2006 Secured Convertible Notes. We were successful in renegotiating payment terms on these secured convertible notes as described in Note 13, “Subsequent Event”. Failure to make timely payments due on our 2006 Secured Convertible Notes would constitute an event of default under those 2006 Secured Convertible Notes and could result in our inability to continue operations, as further described in Note 7. We will, as we deem necessary or prudent, continue to seek to raise additional capital and will consider various financing alternatives, including equity or debenture financings, issuance of securities convertible into equity and corporate partnering arrangements. However, we may not be able to timely raise needed capital on terms that are acceptable to us, or at all. If we raise funds on unfavorable terms, we may provide rights and preferences to new investors which are not available to current shareholders. In addition, our existing financing arrangements contain anti-dilutive provisions which may require us to issue additional securities if certain conditions are met. If we do not timely receive additional financing or do not receive an adequate amount of additional financing, we will be required to curtail our expenses by reducing research and/or marketing or by taking other steps that could hurt our future performance, including but not limited to, the premature sale of some or all of our assets or product lines on undesirable terms, merger with or acquisition by another company on unsatisfactory terms or the cessation of operations. Any future equity financings or retirements of debentures with common stock will dilute the ownership interest of our existing investors and may have an adverse impact on the price of our common stock. Any of the foregoing steps may have a material adverse effect on our business, financial condition and results of operations. There can be no assurance that capital will be available on terms acceptable to us, if at all.

In September 2006, we received notice from the American Stock Exchange (“AMEX”), the principal trading market of our common stock, that we were not in compliance with certain continued listing standards

MATRITECH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

relative to maintenance of stockholders’ equity and profitability. On October 23, 2006, we submitted to AMEX a plan of proposed actions we believe will bring us into compliance with applicable listing standards no later than March 21, 2008. On December 8, 2006, we received notice that AMEX had accepted our plan. AMEX may initiate delisting procedures against us if we do not make progress consistent with the plan during the plan period or we are not in compliance with applicable listing standards at the end of the plan period. Delisting of shares of our common stock would violate terms of our various financing documents, could result in the declaration of an event of default in our 2006 Secured Convertible Notes and could cause holders to seek to recover potential damages from us. In addition, any suspension of trading or delisting of our shares could make it more difficult for us to raise needed additional capital on terms acceptable to us or at all. Further, suspension of trading or delisting of our shares could seriously impair the ability of our stockholders to sell shares of our stock.

The terms of our existing securities greatly restrict our future financing options. For example, the terms of our Series A Preferred Stock impose a limitation on indebtedness not outstanding on March 4, 2005 in excess of $7,500,000 except in limited forms ($12,000,000 after January 19, 2007 — see Note 13, “Subsequent Event”). While our 2006 Secured Convertible Notes are outstanding, we have restrictions on incurring additional indebtedness (other than receivables financing not to exceed 80% of receivables and equipment purchase or lease financing not to exceed $200,000), as well as restrictions on payment of cash dividends and redemption of securities. Moreover, we have granted to a collateral agent on behalf of the holders of the 2006 Secured Convertible Notes a security interest in collateral including some cell lines, equipment, inventory and general intangibles related to our NMP22 product line, as well as proceeds from any sale of the product line. We also granted contingent license rights to the collateral agent on behalf of the holders of the 2006 Secured Convertible Notes in the field of bladder cancer detection to some of our patents related to the NMP22 products, sublicense rights to patents licensed to us and used in connection with the NMP22 product line, and license rights to trademarks used exclusively in connection with the NMP22 product line. The NMP22 product line, portions of which serve as collateral for the 2006 Secured Convertible Notes, includes all of our currently commercialized products. The agreements reflecting the collateral and license arrangements contain restrictions on our sale or abandonment of the collateral and the patent rights. Further, these agreements afford the collateral agent the right to assume control of and sell the collateral and to use the contingent license rights exclusively within the field of bladder cancer detection in the event of our default in our obligations under the 2006 Secured Convertible Notes. If we default on these obligations, and the collateral is sold, we will lose our primary source of operating income, which would have a material adverse effect on our business and would severely jeopardize our ability to continue operations. As described in Note 13, “Subsequent Event” after January 22, 2007, we face similar restrictions under our Series B 15% Secured Convertible Promissory Notes (“2007 Secured Convertible Notes” and collectively with our 2006 Secured Convertible Notes, the “Secured Convertible Notes”).

If we raise funds on unfavorable terms, we may provide rights and preferences to new investors which are not available to current stockholders. In addition, our existing financing arrangements contain anti-dilutive provisions which may require us to issue additional securities if certain conditions are met. Any future equity financings or retirements of debentures with common stock will dilute the ownership interest of our existing investors and may have an adverse impact on the price of our common stock. Any of the foregoing steps may have a material adverse effect on our business, financial condition and results of operations. There can be no assurance that capital will be available on terms acceptable to us, if at all. These financial statements do not include any adjustments that would be necessary if we were unable to continue as a going concern entity.

We have suffered recurring losses from operations and negative cash flows from operations that raise substantial doubt about our ability to continue as a going concern. As a result, if we do not receive an adequate amount of additional financing in the future or such financing does not occur on a timely basis, we will be required to curtail our expenses by reducing research and/or marketing or by taking other steps that could hurt our future performance, including but not limited to, the premature sale of some or all of our assets

MATRITECH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

or product lines on undesirable terms, merger with or acquisition by another company on unsatisfactory terms or the cessation of operations.

(a)	Principles of Consolidation

The consolidated financial statements include the accounts of Matritech, Inc., a Delaware corporation and our wholly-owned subsidiary, Matritech GmbH, based in Freiburg, Germany. All intercompany balances and transactions have been eliminated in consolidation.

(b)	Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ materially from those estimates.

(c)	Foreign Currency Translation

The financial statements of Matritech GmbH are translated in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 52, Foreign Currency Translation. The functional currency of our German subsidiary is the local currency (Euro), and accordingly, all assets and liabilities of our German subsidiary are translated using the exchange rate at the balance sheet date except for capital accounts, including loans that are considered long-term in nature, which are translated at historical rates. Revenues and expenses are translated at average rates during the period. Adjustments resulting from the translation of the financial statements of Matritech GmbH into U.S. Dollars are excluded from the determination of net income and are included in accumulated other comprehensive income within stockholders’ equity. Foreign currency transaction gains and losses are reported in the accompanying consolidated statements of operations and are immaterial to the results of operations.

(d)	Cash and Cash Equivalents

We consider all highly liquid investments with maturities of 90 days or less at the date of purchase to be cash equivalents. We follow the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, in accounting for our marketable securities. Securities held at December 31, 2005 and 2006, include only cash and cash equivalents and money market accounts.

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

No customer accounted for more than 10% of our total revenues in fiscal 2004, 2005, and 2006, respectively. No customer accounted for more than 10% of our accounts receivable balance at December 31, 2004, 2005 and 2006.

MATRITECH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(f)	Inventories

Inventories are stated at the lower of cost (determined on a first-in first-out basis) or market and consist of the following:

	December 31,
	2005	2006

Raw materials	$206,200	$195,724
Work-in-process	22,117	10,647
Finished goods	462,732	752,605
Consignment inventory	65,030	9,761

	$756,079	$968,737

(g)	Depreciation

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

(i)	Disclosure of Fair Value of Financial Instruments

Our financial instruments consist mainly of cash and cash equivalents, accounts receivable, accounts payable, convertible debentures and notes payable. The carrying amounts of our financial instruments, excluding the Convertible Debentures (as defined below) and 2006 Secured Convertible Notes (as defined below), approximate their estimated fair values at December 31, 2005 and 2006. The estimated fair values have been determined through information obtained from market sources and management estimates.

The fair value of the Convertible Debentures and 2006 Secured Convertible Notes at December 31, 2005 and 2006 as estimated by management is approximately $769,000 and $6,118,000, respectively. The carrying value of the Convertible Debentures and 2006 Secured Convertible Notes in our financial statements reflects discounts related to beneficial conversion charges calculated in accordance with Emerging Issues Task Force Issue No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments (“EITF 00-27”).

MATRITECH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(j)	Goodwill and Long-lived Assets

We have completed the annual impairment tests as required by SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”) and, based on the results of these tests, no impairment of goodwill was identified.

Our policy regarding long-lived assets is to evaluate the recoverability or usefulness of these assets when the facts and circumstances suggest that these assets may be impaired. In conducting this analysis, we rely on a number of factors, including changes in strategic direction, business plans, regulatory developments, economic and budget projections, technological improvements, and operating results. The test of recoverability or usefulness is a comparison of the asset value to the undiscounted cash flow of its expected cumulative net operating cash flow over the asset’s remaining useful life. We treat any write-downs as permanent reductions in the carrying amount of the asset and we recognize an operating loss. To date, we have had recurring operating losses and the recoverability of our long-lived assets is contingent upon executing our business plan that includes, among other factors, significantly increasing product sales. If we are unable to execute our business plan, we may be required to write down the value of our long-lived assets in future periods.

(k)	Revenue Recognition

We recognize revenue in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”) and EITF 00-21 Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). We recognize revenue when the following criteria have been met:

1. Persuasive evidence of an arrangement exists;

2. Delivery has occurred and risk of loss has passed to our customers;

3. Our price to the customer is fixed or determinable; and

4. Collectibility is reasonably assured.

When determining whether risk of loss has transferred to customers on product sales, we evaluate both the contractual terms and conditions of our sales agreements as well as our business practices. When determining whether collectibility is reasonably assured, we evaluate the facts and circumstances associated with the individual transaction. Factors we consider differ depending on the nature of the customer (end-user versus distributor), nature of the product (well established or relatively new), size of the transaction, whether we have a past history with the customer and the geographic location of the customer. These general principles are applied somewhat differently in three different circumstances:

(a) Sales of Laboratory Test Kits (whether to distributors or end-users)

Sales of Laboratory Test Kits include our NMP22 Lab Test Kit which we have manufactured and sold directly to end-user laboratories and to distributors since 1995 and non-NMP22 products which consist of various diagnostic products made by others, purchased by us and resold by us to end-user laboratories, principally in Germany. For these well established products, we record revenue when the product is shipped and the above-noted requirements of SAB 104 are met. None of these products has any significant risk that regulatory approvals, reimbursement arrangements or inadequate physician education will prevent laboratory customers from successfully using the product. For sales of these products to distributors and end-user laboratories, we evaluate our prior collection history with the customer and occasionally obtain credit reports from external sources. We closely monitor our accounts receivable aging for these customers and establish reserves for significantly aged accounts if we believe the account is uncollectible. Our collection history has been favorable and we have not been required to establish material bad debt provisions for our end-user laboratory customers or for distributors of this product.

MATRITECH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(b) Sales of NMP22 BladderChek Test to end-users

Our NMP22 BladderChek Test is a point-of-care bladder cancer test that we have manufactured and sold since 2001. Because it is the first point-of-care diagnostic test for any type of cancer, it can only be sold successfully if a commercially supportive marketplace has been established (eg, appropriate regulatory approvals, reimbursement arrangements and physician education are in place).

Sales of NMP22 BladderChek Test to end-user physicians are made in Germany and the United States because we have made significant investments to create a commercially supportive marketplace in each country. Despite these efforts, we have found that some physician customers demand a right of return because after product delivery they are not ready or able to utilize the product in their practice in the way they expected before their purchase. We have also found that some physician customers are less creditworthy than others. Due to the high volume and small size of these sales, we generally do not perform credit checks on potential customers but instead establish credit limits and closely monitor the aging of our receivable balances for these customers. If a physician customer account ages beyond 90 days, the customer will be put on credit hold and no further revenue will be recognized related to that customer until their greater than 90 day outstanding balances are paid in full.

While we record revenue when the product is shipped and the above-noted requirements of SAB 104 are met, at the same time we establish reserves for returns and non-payment based on our credit and collection history. These reserves are recorded as a reduction of revenue, and we regularly adjust the reserves based on our actual experience. To date, our historical calculations of the size of required reserves have been in line with our expectations.

(c) Sales of NMP22 BladderChek Test to distributors

Sales of NMP22 BladderChek Test to distributors began in late 2001 to reach markets other than Germany and the United States. Like us, each of these distributors has needed to make a significant investment to start-up and establish a commercially supportive marketplace in order to successfully sell the NMP22 BladderChek Test to physicians. While distributors for this product are typically established companies with experience in selling medical products, we discovered that the time required to create a commercially supportive marketplace in their territory was longer than they expected and that the new distributor’s initial sales were less than they projected. Such delays put their initial purchases of NMP22 BladderChek Tests at risk of expiration and over the years, despite our contractual prohibitions against returns, some have asked us to exchange their inventory for newer inventory in order to avoid a loss.

Business practices such as agreeing to product exchanges may indicate the existence of an implied right to return the product even if there are no such contractual provisions for product returns. We treat such practices, whether contractual or implied, as conveying a right of return and will establish provisions for returns when reasonable and reliable estimates can be made. In accordance with SAB 104, where we do not have sufficient history to make reasonable and reliable estimates of returns, as is the case with distributors with whom we do not have a ten quarter history, we defer revenue until the distributor reports to us that it no longer has the product or we determine the shelf life of the product has expired (each indicating that the possibility of return is remote). After we have ten quarters of experience with an individual distributor, we recognize any remaining deferred revenue related to that distributor and subsequently recognize revenue upon shipment to that distributor. Shipments recorded as deferred revenue were approximately $423,000 in 2005 and approximately $130,000 in 2006.

As with our other distributor customers, we closely monitor our accounts receivable aging for these customers and establish reserves for significantly aged accounts if we believe the account is uncollectible. Our collection history has been favorable and we have not been required to establish material bad debt provisions for our significant distributor customers.

MATRITECH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Deferred revenue consists of the following:

	December 31,
	2005	2006

Collaboration revenue	$715,608	$706,038
Deferred product revenue	212,303	90,643

	$927,911	$796,681

(l)	Research and Development Costs

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

(n)	Significant Risks and Uncertainties

We do not currently have alternative suppliers manufacturing our NMP22 BladderChek Tests or providing processes for our NMP22 Test Kits. Unless and until we secure additional suppliers for the NMP22 BladderChek Test and for processes for the NMP22 Test Kit and we demonstrate to the FDA that additional suppliers are equivalent to our current sources, we will be at risk of disruption of our product supply and may be unable to meet our sales commitments to customers. Although we have executed a supply agreement with Inverness Medical Innovations, Inc. (“Inverness”) for our NMP22 BladderChek Test and Inverness plans on having multiple manufacturing locations qualified and available for the manufacture of this product, to date the product is being manufactured at only one location and only one location has been qualified. We have not yet obtained approval from the FDA to use a different manufacturing location. We may face delays in securing FDA approval for use of an additional manufacturing location for the NMP22 BladderChek Test and we may not be able to secure the necessary approval at all. In that event, we would expect that our product would continue to be manufactured at the same location it has been for several years. While we attempt to maintain an adequate level of inventory to provide for contingencies such as key product components becoming unavailable or available in insufficient quantities, or an assembler failing to meet our requirements, our inventory levels may not be adequate to meet our commitments for an extended period of time. We may be forced to modify our products to enable another supplier or another manufacturing location to meet our requirements or we may be required to cease production and sale of our products altogether if our existing supply sources do not continue to provide sufficient quantities of product to us for whatever reason. Any product modification or cessation of production and sale of our products would likely cause us to fail to satisfy our sales commitments to customers.

(o)	Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and foreign currency translation adjustments related to our German subsidiary.

(p)	Stock-Based Compensation

We have four stock-based compensation plans which are described in Note 6 “Stock-based Compensation”.

(q)	Net Loss per Common Share

We compute earnings per share in accordance with SFAS No. 128, Earnings per Share. Basic net loss per common share is computed by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding during the year. Diluted loss per share is the same as basic loss per share as the effects of our potential dilutive common shares are anti-dilutive. Potential common stock equivalents consist of stock options, warrants, restricted stock and restricted stock units, convertible preferred stock and convertible notes. The number of anti-dilutive securities excluded from the computation of diluted loss per share were 9,391,336, 19,576,067 and 31,283,626 for the years ended December 31, 2004, 2005 and 2006, respectively. In January 2007, we entered into a purchase agreement pursuant to which we sold our 2007 Secured Convertible Notes (further described in Note 13, “Subsequent Event”). This transaction would add approximately 11,709,703 shares to the number of anti-dilutive securities prior to the receipt of stockholder approval of further issuances.

MATRITECH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(r)	Recent Accounting Pronouncements

In January 2006, we adopted SFAS 123 and SAB No. 107, Share-Based Payment. These standards require that all share-based payments to employees, including grants of employee stock options, be recognized in the statement of operations based on their fair values. The adoption of these standards did have a material effect on the Company’s financial position and results of operations. See Note 6, Stock-Based Compensation, in the Notes to Consolidated Financial Statements for additional information.

In January 2006, we adopted SFAS No. 154, Accounting Changes and Error Corrections, (“SFAS 154”), which replaces Accounting Principles Board (“APB”) Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principles. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The adoption of SFAS 154 did not have a material effect on our financial position, results of operations or cash flows.

In January 2006, we adopted SFAS No. 151, Inventory Costs, which amends Accounting Research Bulletin (“ARB”) No. 43 Chapter 4. This standard clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The adoption of this standard did not have a material effect on our financial position, results of operations or cash flows.

In June 2006, the EITF reached a consensus on EITF Issue No. 06-03, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation) (“EITF 06-03”). EITF 06-03 provides that the presentation of taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer on either a gross basis (included in revenues and costs) or on a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. The provisions of EITF 06-03 becomes effective as of January 1, 2007. We are currently evaluating the impact EITF 06-03 could have on our financial position, results of operations or cash flows.

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109. This interpretation prescribes new methodology by which a company must measure, report, present, and disclose in its financial statements the effects of any uncertain tax return reporting positions that we have taken or expect to take. The interpretation requires financial statement reporting of the expected future tax consequences of uncertain tax return reporting positions on the presumption that all relevant tax authorities possess full knowledge of the tax reporting positions as well as all of the pertinent facts and circumstances, but it prohibits any discounting of these effects for the time value of money. In addition, the interpretation also mandates expanded financial statement disclosure about uncertainty in tax reporting positions. The interpretation will become effective in the first quarter of 2007. We are currently evaluating the impact FIN No. 48 could have on our financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, (“SFAS 157”). This standard addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles (“GAAP”). This standard is effective for all financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the impact SFAS 157 could have on our financial position, results of operations or cash flows.

In September 2006, the SEC issued SAB 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, (“SAB 108”). This standard addresses

MATRITECH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

quantifying the financial statement effect of misstatements, specifically, how the effects of prior year uncorrected errors must be considered in quantifying misstatements in the current year financial statements. This standard is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have a material effect on our financial position, results of operations or cash flows.

In December 2006, the FASB issued FASB Staff Position No. EITF 00-19-2, Accounting for Registration Payment Arrangements, (“FSP No. EITF 00-19-2”), which addresses an issuer’s accounting for registration payment arrangements. FSP No. EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. The guidance in FSP No. EITF 00-19-2 amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, and FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, to include scope exceptions for registration payment arrangements. FSP No. EITF 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles (GAAP) without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. FSP No. EITF 00-19-2 shall be effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the date of issuance of FSP No. EITF 00-19-2. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of FSP No. EITF 00-19-2, this guidance shall be effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. The adoption of this standard is expected to have a material effect on our financial position, results of operations or cash flows.

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

In November 2002, we entered into an exclusive license and supply agreement with Sysmex Corporation (“Sysmex”), granting Sysmex the use of NMP179 technology for automated non-slide-based laboratory

MATRITECH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

instruments. Under the terms of the agreement, Sysmex purchased shares of our common stock at a premium. A premium of approximately $500,000 has been ascribed to the value of the license and is being recognized as revenue over the fourteen-year term of the related patents. This agreement also contains future royalty, milestone and research and development payments. We will recognize any future milestone payments over the remaining life of the related patents and will recognize future royalty payments when they are determinable.

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

In November 2006, we executed a five-year distribution agreement with Inverness whereby we appointed Inverness as our exclusive distributor for the non-prescription, OTC, sale of our NMP22 BladderChek Test in the United States. Under the distribution agreement, we agreed to secure all necessary regulatory approvals for the marketing and sale of the NMP22 BladderChek Test in the non-prescription OTC market in the United States and to be responsible for the conduct of necessary clinical trials and submission of all regulatory filings with the FDA or elsewhere. Inverness agreed to pay the cost of clinical trials above a set floor amount and to otherwise cooperate with us in efforts to secure regulatory approval. We expect to collaborate with Inverness in assessing the market opportunity, with a goal of submitting a regulatory filing seeking FDA approval to distribute and sell the test as a non-prescription or OTC test. Inverness’ commencement of distribution of the test in the OTC market is subject to receipt of FDA approval and there is no guarantee that clinical trials we conduct will support a non-prescription, OTC use of the NMP22 BladderChek Test, that we will be able to secure FDA approval for sale in that market or that Inverness will ever commence sale of the NMP22 BladderChek Test in that market.

(3)  Valuation and Qualifying Accounts

The following table sets forth activity in our accounts receivable reserve account:

	Balance at			Balance at
	Beginning of	Provision Charged		End of
	Year	To Income	Write-offs	Year

2004	23,591	61,532	—	85,123
2005	85,123	96,609	71,673	110,059
2006	110,059	56,099	14,115	152,043

The following table sets forth activity in our valuation allowance against deferred tax assets account:

	Balance at			Balance at
	Beginning of			End of
	Year	Additions	Deductions	Year

2004	31,704,000	3,228,000	—	34,932,000
2005	34,932,000	1,209,000	—	36,141,000
2006	36,141,000	2,305,000	—	38,446,000

(4)  Commitments and Contingencies

In 2004, we extended our lease agreement for our corporate headquarters in Newton, Massachusetts. The lease expires on December 31, 2010, with the right to renew for an additional five-year period at the then market rate.

MATRITECH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In 2005, we entered into a new lease agreement for our office in Freiburg, Germany. This lease commenced in January 2006 and continues through January 2011 with the right to renew for an additional five-year period.

In 2005 and 2006, we entered into capital lease agreements, totaling approximately $5,800 and $51,000, respectively, to provide us with office equipment. The lease terms are three years. Capital lease obligations are recorded as notes payable in our balance sheet.

We lease office and laboratory facilities and certain equipment under operating and capital leases that expire through 2011. Total commitments are due as follows:

	Operating Lease	Capital Lease

2007	$604,000	$24,000
2008	568,000	24,000
2009	532,000	8,000
2010	508,000	—
2011	17,000	—
Thereafter	—	—

Total	$2,229,000	$56,000

Rent expense, including facility and equipment rentals, for the years ended December 31, 2004, 2005 and 2006 was approximately $601,000, $592,000 and $631,000, respectively.

On November 3, 2006, we executed a supply agreement with Inverness, which contains purchase commitments totaling approximately $1,684,000 over the next two years.

In December 2003, a third party complaint was filed against us by the lessor of the property we occupy in Newton, Massachusetts in a suit brought against the lessor by a former employee of ours. The action was filed in Middlesex County Superior Court, Massachusetts under the caption Kira Shapiro et al v. Francis Biotti as Trustee of One Nevada Street Realty Trust, Civil Action No. 02-05439. In the underlying action, the plaintiff sought damages for personal injuries allegedly sustained as a result of the negligence of the lessor in maintaining the interior of the leased premises. Our lessor sought reimbursement from us for any amounts for which he may be held liable. The plaintiffs’ action was dismissed by the court on January 25, 2005, and a stipulation of dismissal covering the third party claims against us was filed with the court on January 28, 2005. These dismissals concluded the case.

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

We enter into standard indemnification agreements in our ordinary course of business. Pursuant to these agreements, we indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally our business partners or customers, in connection with any U.S. patent or any copyright or other intellectual property infringement claim by any third party with respect to our products. The terms of these indemnification agreements vary. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. We have never

MATRITECH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal.

Intellectual Property Rights

Our NMP22 BladderChek Test is a point-of-care device which may infringe the intellectual property rights of third parties. In August 2004, we entered into a license agreement, effective as of April 1, 2004, with one holder of such patent rights, Abbott Laboratories. On November 3, 2006, we executed a supply agreement with Inverness, which holds substantial patent rights in the lateral flow area covering the professional field, which includes licensed health care providers and diagnostic laboratories. As part of this agreement, we have secured protection from claims by Inverness of infringement of its lateral flow patent rights for products we purchase from Inverness and resell in the professional field. Inverness has also agreed not to sue us, our resellers, distributors and end-customers for infringement of these lateral flow patent rights for products sold prior to November 3, 2006. We do not expect our future profit margins to be significantly affected by this new supply agreement. We may need to secure additional licenses or other similar rights to lateral flow technology in the United States or elsewhere. If we are required to obtain additional licenses, we can not currently estimate the extent of any liabilities we may incur or whether future profit margins will be significantly affected by the arrangements we may negotiate.

License Agreements

a.  MIT License Agreement

MIT has granted us a worldwide exclusive license to certain technology, which was extended when we obtained FDA approval of our first cancer diagnostic product in 1996, until the expiration of all patent rights. Pursuant to the license agreement, we pay royalties on the sales of products incorporating the licensed technology. We paid $76,638, $163,770 and $200,425 in royalties in the years ended December 31, 2004, 2005 and 2006, respectively. The majority of these license rights expired at the end of 2006.

b.  Hybritech License Agreement

In August 1994, we entered into a non-exclusive license agreement with Hybritech, Inc. for the manufacture and sale of certain patented technology for immunometric assays using monoclonal antibodies. We are required to pay a royalty equal to 8% of net sales of licensed products subject to the license in countries where Hybritech, Inc. has a valid patent in effect. The last Hybritech, Inc. patent expires in 2008. We paid $2,976, $0 and $0 in royalties in the years ending December 31, 2004, 2005, and 2006, respectively.

c.  Abbott Laboratories License Agreement

In August 2004, we entered into a sublicense agreement with Abbott Laboratories, effective as of April 1, 2004, to license certain United States and foreign patent rights covering our BladderChek Test point-of-care product. We paid $227,538, $363,721 and $427,026 in royalties in the years ended December 31, 2004, 2005 and 2006, respectively.

(5)  Stockholders’ Equity

In March 2003, we sold $5 million of 7.5% Convertible Debentures (“the Convertible Debentures”) and Warrants (the “March 2003 Warrants”) to purchase 784,314 shares of common stock (including a warrant for 98,039 shares issued to a placement agent in connection with the transaction) at an initial exercise price of $2.278 per share. (See Note 7, “Convertible Debentures, 2006 Secured Convertible Notes and Notes Payable”). We repaid both the principal and interest due on the Convertible Debentures in shares of our common stock over a period of years, with the final payment made on March 31, 2006. Although the initial conversion price

MATRITECH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

was $2.278 per share, that conversion price was adjusted on four occasions, at the time of financing transactions completed in Fall 2003, March 2004, March 2005 and January 2006, as a result of the anti-dilution protection provisions of the Convertible Debentures. By the time of the final anti-dilution adjustment prior to the March 2006 final payment, the conversion price had been reduced to $0.73 per share. The March 2003 Warrants remain outstanding and have had their exercise prices reduced on the same four occasions, so that the current exercise price is $0.65 per share. Although no adjustment was made in the exercise price of these warrants as a result of the January 2007 sale of Secured Convertible Notes, future dilutive issuances could result in further reduction of the exercise price.

In Fall 2003, we sold an aggregate of 3,893,295 shares of our common stock at a price of $1.67 and five year warrants to purchase 1,362,651 shares of our common stock at a price of $2.45 per share for an aggregate consideration of $6,501,802. The warrants did not contain any anti-dilution adjustment provisions. The values of the warrants and common stock in excess of par value have been reflected in additional paid-in-capital.

In March 2004, we sold 4,858,887 shares of our common stock at a price of $1.35 and five year warrants to purchase 1,214,725 shares of our common stock at a price of $2.00 per share for aggregate consideration of $6,559,500. The warrants did not contain any anti-dilution adjustment provisions. The values of the warrants and common stock in excess of par value have been reflected in additional paid-in-capital.

In March 2005, we entered into a purchase agreement (the “Purchase Agreement”) which provided for the sale of an aggregate of 1,426,124 shares of our Series A Preferred Stock and the issuance to the investors of warrants to purchase 4,991,434 shares of our common stock at a price of $1.47 per share (the “March 2005 Purchaser Warrants”). The Purchase Agreement provided for two closings (the “First Closing” and the “Second Closing”) because we could not issue all shares of the Series A Preferred Stock that we agreed to sell without obtaining stockholder approval because the resulting conversion shares would exceed 20% of our outstanding common stock. On March 4, 2005, we completed the First Closing which consisted of 670,272 shares of Series A Preferred Stock and all of the March 2005 Warrants for aggregate consideration of $5,898,394 (before cash commissions and expenses of approximately $610,000). In addition, we issued warrants to a placement agent for a total of 656,920 shares of common stock. Both the March 2005 Purchaser Warrants and the placement agent warrants (collectively the “March 2005 Warrants”) had an initial exercise price of $1.47 per share, became exercisable on September 5, 2005 and expire on March 4, 2010. On June 20, 2005, we entered into a Mutual Termination and Release Agreement with the investors who were parties to the Purchase Agreement to terminate the obligations of all parties to consummate and complete the Second Closing. Accordingly, no additional shares of Series A Preferred Stock or warrants to purchase shares of our common stock were or will be issued in this private placement.

The holders of Series A Preferred Stock are entitled to a liquidation preference and have the benefit of covenants by us not to liquidate, merge, sell control or substantially all our assets, or amend the charter in any way adverse to the holders. We are obligated not to issue other capital stock that would be senior to or on a parity with the Series A Preferred Stock as to dividends or upon liquidation, not to have indebtedness in excess of $12,000,000 except in limited forms, and not to enter into or consummate a transaction which would result in the holders of all the voting power of our outstanding capital stock having less than a majority of voting power of a surviving entity after a merger, consolidation, share exchange or sale. Some of the holders of the Series A Preferred Stock held now expired rights to participate in subsequent financings completed on or before December 20, 2006. We are further required to reserve sufficient shares of common stock for issuance of all shares issuable upon conversion of the Series A Preferred Stock (the “Conversion Shares”) and the exercise of the March 2005 Warrants and to use commercially reasonable efforts to continue the listing and trading of such common shares with AMEX or another national stock exchange or stock market. The holders of Series A Preferred Stock are entitled to 6.56 votes for each share of Series A Preferred Stock held by them. The holders of Series A Preferred Stock shall vote together with the holders of common stock, except when our Certificate of Designations or Delaware law provide for a separate class vote.

MATRITECH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Each share of Series A Preferred Stock was initially convertible into ten shares of our common stock. Both the Series A Preferred Stock and the March 2005 Warrants have anti-dilution protection provisions. This means that if we issue any shares (subject to limited exceptions) at a price that is less than the initial conversion price of the Series A Preferred Stock ($0.88 per common stock share) in the case of the Series A Preferred Stock or less than the initial exercise price ($1.47 per common stock shares) in the case of the March 2005 Warrants (a “Dilutive Issuance”), the conversion price of the Series A Preferred Stock or the exercise price of the March 2005 Warrants, as applicable, will be adjusted downwards. There is a floor on the new conversion price and the new exercise price that could result from a Dilutive Issuance, in the case of the Series A Preferred Stock the conversion price floor is $0.70 and in the case of the Warrants, the floor on the exercise price floor is $1.34. Our January 2006 financing was deemed to be a Dilutive Issuance resulting in an adjustment of the conversion price of the Series A Preferred Stock to $0.70 per share and an adjustment in the exercise price of the March 2005 Warrants to $1.34 per share. At the time of this Dilutive Issuance, there were 569,251 shares of Series A Preferred Stock outstanding and an additional 1,463,788 shares of our common stock were reserved for conversion at the new conversion price. Because our stockholders did not approve a proposal which would have removed the floor on conversion and exercise prices for the Series A Preferred Stock and March 2005 Warrants, there will be no further adjustment to these conversion or exercise prices.

During the year ended December 31, 2006, 487,852 shares of Series A Preferred Stock were converted into common stock. At December 31, 2006, 81,399 shares of Series A Preferred Stock remained outstanding, which shares are convertible into 1,023,301 shares of our Common Stock.

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

In connection with the issuance of the Series A Preferred Stock, we recorded a beneficial conversion feature of $1,627,000. A beneficial conversion feature is recorded when the consideration allocated to the convertible security, divided by the number of common shares into which the security converts, is below the fair value of the common stock into which the Series A Preferred Stock can convert at the date of issuance. The amount of the beneficial conversion feature has been immediately accreted as a deemed dividend because the preferred stock is immediately convertible. The value of the beneficial conversion feature has been reflected as an adjustment to the net loss attributable to common shareholders on our Consolidated Statements of Operations.

As part of the March 2005 private placement, we entered into a Registration Rights Agreement committing to timely file a registration statement covering the resale of the conversion shares into which the Series A Preferred Stock may be converted and the shares for which the 2005 Warrants may be exercised (the “Warrant Shares”). If we failed to timely file a registration statement, if the registration statement was not declared effective within certain time limits or if the registration statement does not remain effective, we would be obligated to pay liquidated damages in an amount equal to 1.5% of the consideration paid for the Series A Preferred Stock for each thirty day period during which the failure persists. In accordance with EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled in a Company’s Own Stock, (“EITF 00-19”), a transaction which includes a potential for net cash settlement, including liquidated damages, of a derivative instrument, including warrants, requires that such derivative financial instruments be recorded at fair value as a liability and that subsequent changes in fair value be reflected in the statement of operations. We concluded that the Registration Rights Agreement liquidated damages provision applicable to the Warrant Shares met the definition of net cash settlement under EITF 00-19. In accordance with EITF 00-19, the fair value of the warrants of $4,271,000 was accounted for as a liability at March 4, 2005, the date of the First Closing, and the subsequent changes in the fair value of the 2005

MATRITECH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Warrants were reflected on our Consolidated Statement of Operations as mark-to-market warrant adjustments. Transaction costs of $390,000 were allocated to the warrants and expensed upon closing of the transaction, offsetting subsequent mark-to-market warrant adjustments.

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

This sale has been deemed to be a dilutive issuance under the terms of our Convertible Debentures and our March 2003 Warrants. As a result, as of March 4, 2005, the Convertible Debentures became exercisable into 2,525,253 shares of our common stock at a price of $.99 per share, representing a current increase of 869,623 shares from the conversion terms of the Convertible Debentures at December 31, 2004, and the March 2003 Warrants became exercisable to purchase shares of our common stock at a price of $0.88 per share. We have calculated an additional debt discount in the first quarter of 2005 of approximately $442,000 based on the beneficial conversion feature of this debenture. This charge is being amortized as interest expense over the remaining life of the Convertible Debentures.

A rollforward of warrant activity for 2005 is as follows:

			Balance
Balance			December 31,
January 1, 2005	Additions	Subtractions	2005	Expiration Date	Exercise Price

200,000		(200,000)	—	July 2005	$2.50
222,077		(222,077)	—	December 2005	$2.30
784,314			784,314	March 2008	$0.88
1,257,861			1,257,861	October 2008	$2.45
61,377			61,377	October 2008	$1.67
359,390			359,390	October 2008	$1.84
125,786			125,786	October 2008	$2.70
104,790			104,790	November 2008	$2.45
1,649,200			1,649,200	March 2009	$2.00
—	5,648,354		5,648,354	March 2010	$1.47

4,764,795	5,648,354	(422,077)	9,991,072

MATRITECH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A rollforward of warrant activity for 2006 is as follows:

			Balance
Balance			December 31,
January 1, 2006	Additions	Subtractions	2006	Expiration Date	Exercise Price

784,314			784,314	March 2008	$0.65
1,257,861			1,257,861	October 2008	$2.45
61,377		(61,377)	—	October 2008	$0.67
359,390			359,390	October 2008	$1.84
125,786			125,786	October 2008	$2.70
104,790			104,790	November 2008	$2.45
1,649,200			1,649,200	March 2009	$0.65 - 2.00
5,648,354			5,648,354	March 2010	$1.34
—	7,496,264		7,496,264	January 2011	$0.65 - .67

9,991,072	7,496,264	(61,377)	17,425,959

See Note 13 of Notes to the Consolidated Financial Statements, “Subsequent Event” for further warrants issued in January 2007 and the reduction in exercise price for other previously issued warrants.

(6)  Stock-based Compensation

Stock Incentive Plans

In June 2006, our stockholders approved the 2006 Equity and Incentive Plan under which 4,000,000 shares are authorized, but no equity-based awards have been made under the plan. In September 2006, we amended the 2006 Equity and Incentive Plan and the 2002 stock option and incentive plan to require adjustment of outstanding options and awards in the event of stock splits, recapitalizations, mergers or similar transactions. We have granted incentive and nonqualified options under our 1992 stock plan and 2002 stock option and incentive plan and the 1992 and 2002 Directors’ plans. The total shares authorized under the 1992 stock plan and the 1992 Directors’ plan are 5,000,000 and 465,000 shares, respectively. There are no shares available for issuance at December 31, 2006 under either the 1992 stock plan or the 1992 Directors’ plan. The total shares authorized under the 2002 stock option and incentive plan and the 2002 Directors’ plan are 2,000,000 and 965,000 shares, respectively. The total shares available for issuance at December 31, 2006 under the 2002 stock option and incentive plan and the 2002 Directors’ plan are 213,789 and 685,000 shares, respectively. All option grants, prices and vesting periods are determined by the Board of Directors. Incentive stock options must be granted at a price not less than the fair market value on the date of grant. Options vest at various rates over periods of up to four years and all options issued prior to mid-February 2005 expire ten years from the date of grant. In February 2005, the form of option agreement for grants under the 2002 stock option and incentive plan was changed to reduce the option term to seven years. The exercise price of incentive stock options granted to an option holder who owns stock possessing more than 10% of the voting power of the outstanding capital stock must be at least equal to 110% of the fair market value of the common stock on the date of grant. Our policy for issuing shares of stock related to the exercise of stock options is to have the option holder pay the full exercise price of the stock option and in return we issue shares of stock directly to the option holder.

We have granted restricted stock under our 2002 stock option and incentive plan in 2006. All restricted stock grants and vesting periods are determined by the Board of Directors. Restricted stock granted in 2006 vests over a period of four years for grants with time-based vesting, three years for bonus awards with time-based vesting and approximately two years for grants with performance-based vesting. Compensation cost is calculated using the number of awards that we expect to vest and is adjusted to include those awards that

MATRITECH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ultimately do vest. Performance-based restricted stock vests upon the achievement of pre-established operating result targets associated with the 2007 fiscal year. Compensation cost is recorded for these awards based on the assessment of the likelihood of achieving the performance targets, net of an estimate of pre-vesting forfeitures. We reassess the likelihood of vesting at each reporting period and adjust compensation cost as appropriate.

In December, 2005, the Compensation Committee of our Board of Directors approved the acceleration of vesting of approximately 574,000 unvested stock options granted between January 2002 and December 2004 to employees of the Company. These options had exercise prices greater than the market value of our stock at that time. The exercise price and number of shares underlying each affected stock option were unchanged. The acceleration of these options was primarily done in connection with our impending adoption of SFAS 123R effective January 1, 2006 in order to avoid the recognition of compensation expense in 2006 and thereafter with respect to the vesting of these options. As a result of this acceleration, we will not be required to recognize share-based compensation, net of related tax effects, of $450,000 in future years, based on valuation calculations using the Black-Scholes methodology. Total 2005 stock-based compensation expense under SFAS 123 would have been approximately $1,102,000 including approximately $450,000 of expense as a result of the acceleration of the 574,000 unvested options in December 2005.

Effective January 1, 2006, we adopted the provisions of SFAS 123R, which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123R, share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant). Prior to January 1, 2006, we accounted for share-based compensation to employees in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. We also followed the disclosure requirements of SFAS 123, as amended by SFAS No. 148 (“SFAS 148”), Accounting for Stock-Based Compensation — Transition and Disclosure.  We elected to adopt the modified prospective transition method as provided by SFAS 123R and, accordingly, financial statement amounts for the prior periods presented in this Annual Report on Form 10-K have not been restated to reflect the fair value method of expensing share-based compensation. The impact of complying with SFAS 123R on earnings per share for the year ended December 31, 2006 was $0.004 per common share.

The effect of recording stock-based compensation expense in our consolidated statement of operations for the year ended December 31, 2006 was as follows:

Cost of product sales	$9,565
Research & development and clinical & regulatory expense	30,527
Selling, general and administrative expense	175,589

Stock-based compensation expense included in net loss	$215,681

Effect on earnings per share:
Basic and diluted	$0.004

There was no stock-based compensation expense recorded in our consolidated statement of operations for the years ended December 31, 2004 and 2005. There was no capitalized stock-based employee compensation cost as of December 31, 2004, 2005 and 2006, respectively. There was no recognized tax benefits during the year ended December 31, 2004, 2005 and 2006, respectively.

MATRITECH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We had previously adopted the provisions of SFAS 123, as amended by SFAS 148, through disclosure only. The following table illustrates the effects on net loss and loss per share if we had applied the fair value recognition provisions of SFAS 123 to share-based employee awards.

	2004	2005

Net loss attributable to common shareholders	$(11,123,155)	$(9,492,195)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(701,434)	(1,102,437)

Pro forma net loss attributable to common shareholders	$(11,824,589)	$(10,594,632)

Net loss attributable to common shareholders per common share:
Basic and diluted — as reported	$(0.27)	$(0.21)

Basic and diluted — pro forma	$(0.29)	$(0.24)

We estimate the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of our stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and our expected annual dividend yield. We believe that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate choices from the permitted alternatives in calculating the fair values of the Company’s stock options. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	2004	2005	2006

Risk-free interest rate(1)	3.74 - 4.69%	3.61 - 4.34%	4.58 - 4.87%
Expected dividend yield	—	—
Expected life	5 years	5 years	4.75 years	(2)
Expected volatility(3)	85%	68% - 85%	68%

(1)	The risk-free interest rate for periods equal to the expected term of the share option is based on the U.S. Treasury bond yield in effect at the time of grant.

(2)	In 2006 the option term was calculated using the simplified method for estimating expected option life, in accordance with SAB No. 107, Share-Based Payment (“SAB 107”).

(3)	The stock volatility for each grant is an estimate of volatility we expect to experience over the term of the option. Historical weekly price changes of our common stock over the most recent period equal to the expected option term play an important role in such estimates. Such estimates have been and may continue to be adjusted for stock market activity.

Weighted-average Exercise Price and Fair Values of Options on the Date of Grant	2004	2005	2006

Exercise price	$1.46	$0.88	$0.87
Fair value	$0.85	$0.58	$0.51

The total grant date fair value of options vested in the years ended December 31, 2004, 2005 and 2006 was $697,977, $1,377,754 and $118,711, respectively.

MATRITECH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarized stock option activity:

		Weighted Average
		Exercise Price Per
	Number of Options	Share

Options outstanding, December 31, 2003	2,528,472	$3.36
Granted	594,112	1.46
Exercised	(100,000)	0.84
Terminated	(433,738)	2.04

Options outstanding, December 31, 2004	2,588,846	3.24
Granted	609,486	0.88
Exercised	—	—
Terminated	(82,748)	1.80

Options outstanding, December 31, 2005	3,115,584	2.82
Granted	352,900	0.87
Exercised	—	—
Terminated:
— Cancellation	(64,007)	1.69
— Forfeitures	(53,803)	0.81
— Expiration	(402,907)	8.16

Options outstanding, December 31, 2006	2,947,767	$1.92

Options exercisable, December 31, 2006	2,264,782	$2.23

Options exercisable, December 31, 2005	2,523,431	$3.27

Options exercisable, December 31, 2004	1,549,173	$4.15

The weighted average remaining contractual life for stock options outstanding and fully vested stock options at December 31, 2006 was 5.74 years and 5.35 years, respectively. The total intrinsic value, which is the difference between the exercise price and sale price of our common stock on the date of sale, of stock option exercised during the year ended December 31, 2004 was $25,349. There were no options exercised during the years ended December 31, 2005 and 2006. As of December 31, 2006 the total intrinsic value, which is the difference between the exercise price and closing price of our common stock as of December 31, 2006, of stock options outstanding and fully vested stock options was $1,439 and $374, respectively.

Information about outstanding and exercisable options as of December 31, 2006 is as follows.

MATRITECH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Options Outstanding
		Weighted
		Average		Options Exercisable
		Remaining	Weighted		Weighted
		Contractual	Average		Average
	Number	Life	Exercise	Number	Exercise
Range of Exercise Price	Outstanding	(in Years)	Price	Exercisable	Price

$0.55 - $ 0.84	280,325	5.95	$0.73	64,625	$0.68
0.85 - 1.16	654,215	7.32	$0.96	199,430	$0.98
1.17 - 2.00	598,802	6.56	$1.53	588,802	$1.54
2.01 - 2.85	1,061,494	4.98	$2.31	1,058,994	$2.31
2.86 - 4.34	280,606	4.02	$3.38	280,606	$3.38
4.35 - 6.69	42,325	2.84	$6.28	42,325	$6.28
6.70 - 10.63	30,000	0.45	$8.06	30,000	$8.06

Total	2,947,767	5.74	$1.92	2,264,782	$2.23

The following table summarizes the status of our outstanding unvested options for the year ended December 31, 2006:

		Weighted
	Number of	Average Fair
	Shares	Value

Unvested at December 31, 2005	592,153	$0.60
Granted	352,900	0.51
Vested	(208,265)	0.57
Cancelled	—	—
Forfeited	(53,803)	0.51
Expired	—	—

Unvested at December 31, 2006	682,985	0.57

As of December 31, 2006, there was approximately $186,000 of total unrecognized compensation cost related to unvested stock options granted under our stock plans. That cost is expected to be recognized over a weighted-average period of 1.56 years.

Restricted Stock and Restricted Stock Units

Restricted stock and restricted stock unit activity under all of our stock plans for the year ended December 31, 2006 is summarized as follows:

Number of
Shares/Units

Outstanding at December 31, 2005	—
Granted	483,345
Forfeitures	(8,993)
Outstanding at December 31, 2006	474,352

Vested restricted stock and restricted stock units at December 31, 2006	—
Weighted average fair value of restricted stock and restricted stock units granted in 2006	$0.79

MATRITECH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The aggregate value of outstanding restricted stock and restricted stock units as of December 31, 2006 was approximately $318,000. No restricted shares or units vested during the year ended December 31, 2006.

As of December 31, 2006, there was approximately $78,000 of total unrecognized compensation cost related to restricted stock and restricted stock units granted under our stock plans. That cost is expected to be recognized over a weighted-average period of 1.49 years. In calculating unrecognized compensation cost we apply estimated forfeiture rates to the awards. We also use an assessment of the likelihood of achieving the performance targets when we calculate compensation cost for the performance-based awards. These two factors substantially reduced the unrecognized compensation cost of these awards.

Employee Stock Purchase Plan

At December 31, 2004, we had accumulated payroll deductions of $6,226 for the issuance of 6,226 shares of common stock which were issued to employees under the Employee Stock Purchase Plan. Under this plan stock is sold at 85% of fair market value, as defined. Effective June 30, 2005, we terminated this plan.

Reserved Shares

As of December 31, 2006 the following shares of common stock were reserved and available for future issuance:

Stock option plans	7,906,465
Exercise of warrants outstanding	18,056,959
Stock reserved for the 2006 Secured Convertible Notes	16,249,580
Stock reserved for preferred stock conversions	1,023,301

43,236,305

The table above includes additional shares for warrant exercise and note conversions which we are required to reserve and keep available under the terms of our 2006 Secured Convertible Notes and accompanying warrants.

(7) Convertible Debentures, 2006 Secured Convertible Notes and Notes Payable

Convertible Debentures Issued March 2003

In March 2003, we sold $5 million of 7.5% Convertible Debentures (“the Convertible Debentures”) and Warrants (the “March 2003 Warrants”) to purchase 784,314 shares of common stock (including a warrant for 98,039 shares issued to a placement agent in connection with the transaction) at an initial exercise price of $2.278 per share. We repaid both the principal and interest due on the Convertible Debentures in shares of our common stock over a period of years, with the final payment made on March 31, 2006. Although the initial conversion price was $2.278 per share, that conversion price was adjusted on four occasions, at the time of financing transactions completed in Fall 2003, March 2004, March 2005 and January 2006, as a result of the anti-dilution protection provisions of the Convertible Debentures. By the time of the final anti-dilution adjustment prior to the March 2006 final payment, the conversion price had been reduced to $0.73 per share. The March 2003 Warrants remain outstanding and have had their exercise prices reduced on the same four occasions, so that the current exercise price is $0.65 per share. Although no adjustment was made in the exercise price of these warrants as a result of the January 2007 sale of Secured Convertible Notes, future dilutive issuances could result in further reduction of the exercise price.

The proceeds of $5 million, less closing costs, were allocated between the Convertible Debentures (approximately $3,450,000) and the warrants (approximately $950,000) based on their relative fair values. The value of the warrants was calculated using the Black-Scholes pricing model with the following assumptions:

MATRITECH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

dividend yield of zero percent; expected volatility of 110%; risk free interest rate of approximately 3% and a term of five years. The initial carrying value of the Convertible Debentures is being accreted ratably, over the term of the notes, to the $5 million amount due at maturity using the effective interest method. Total closing costs were approximately $600,000 and included a warrant issued to the placement agent valued at approximately $162,000 using the Black-Scholes pricing model with the same assumptions as the warrants above. The closing costs were allocated between the debenture and the warrants resulting in $475,000 being ascribed to the debenture as deferred offering costs and such costs included $132,000 related to the placement agent warrant. In addition, the difference between the effective conversion price of the debentures into common stock and the fair value of our common stock on the date of issuance of the debentures resulted in a beneficial conversion feature totaling approximately $199,000, which was calculated in accordance with EITF 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments.  This beneficial conversion feature was recorded as a debt discount and is being amortized using the effective interest rate over the life of the debenture.

A summary of the Convertible Debentures accounting is as follows:

Proceeds at closing in March 2003	$5,000,000
Less:
Fair value ascribed to the warrants and recorded as debt discount	(950,000)
Fair value ascribed to placement agent warrant and recorded as debt discount	(131,000)
Beneficial conversion feature calculated on date of closing and recorded as debt discount	(199,000)
Additional beneficial conversion feature recorded in the fourth quarter of 2003 as debt discount	(1,497,000)
Additional beneficial conversion feature recorded in the first quarter of 2004 as debt discount	(1,339,000)
Additional beneficial conversion feature recorded in the first quarter of 2005 as debt discount	(442,000)
Cumulative principal payments made in stock	(5,000,000)
Add back:
Cumulative amortization of debt discount and beneficial conversion features	4,558,000

Balance, December 31, 2006	$—

The debt discount has been amortized as interest expense using the effective interest method over the term of the Convertible Debentures. These Convertible Debentures were fully repaid as of March 31, 2006. For the years ended December 31, 2004, 2005 and 2006, $2,150,000, $1,630,000 and $134,000, respectively, representing amortization of these costs is included in interest expense.

Debt issuance costs attributable to the Convertible Debentures, which totaled approximately $475,000, had been capitalized as other assets and other current assets on the condensed balance sheet and were amortized based on the effective interest method over the term of the debenture. For the years ended December 31, 2004, 2005 and 2006, $210,000, $112,000 and $7,000, respectively representing amortization of these costs is included in interest expense. As of December 31, 2005 unamortized debt issuance costs totaled $7,000 and are included in other current assets. As of December 31, 2006, unamortized debt issuance costs totaled $0.

The 2004, 2005 and 2006 quarterly interest payments under the Convertible Debentures, totaling $309,000, $151,000 and $12,000 respectively, were made in stock and the monthly principal repayments of $192,000 each commencing in March 2004 (totaling $1,920,000, $2,308,000 and $769,000 at December 31,

MATRITECH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2004, 2005 and 2006, respectively) were made in stock. Common stock issued during the years ended December 31, 2005 and 2006 was 3,467,029 and 1,231,254, respectively.

2006 Secured Convertible Notes Issued January 2006

On January 13, 2006, we entered into a purchase agreement and related documents, pursuant to which we sold the 2006 Secured Convertible Notes originally maturing January 13, 2009, which were initially convertible into 10,766,092 shares of our common stock, and accompanying warrants (the “Purchaser Warrants”) to purchase up to 6,459,655 shares of our common stock, for an aggregate consideration of $6,997,960 (before cash commission and expenses of approximately $748,000). The 2006 Secured Convertible Notes had an initial conversion price of $0.65 per share of common stock. The Purchaser Warrants, which became exercisable on July 14, 2006 and expire on January 13, 2011, had an initial exercise price of $0.67 per share. We also issued warrants to two placement agents with the same exercisability period as the Purchaser Warrants, to purchase up to 1,036,609 shares of our common stock at an exercise price of $0.65 per share (collectively with the Purchaser Warrants, the “2006 Warrants”). Both the conversion price and the exercise price are subject to adjustment in the event of subsequent dilutive issuances, although certain floors existed until after our stockholders approved proposals to remove those floors at our Annual Meeting of Stockholders held June 9, 2006.

The 2006 Secured Convertible Notes initially allowed for payment of both principal and interest in shares of our common stock, so long as we satisfied certain conditions. The effective conversion price for payments to be made in stock is the lower of the then conversion price, initially $0.65, or 85% of the 10 day volume weighted average price of common stock (the “10-day VWAP”) on AMEX at the time any payment is due. No payments were due on the 2006 Secured Convertible Notes prior to January 2007, when interest became due for the period from January 13, 2006 to January 13, 2007. Thereafter, interest is payable quarterly, in arrears, and principal payments are due monthly beginning January 2007 in an amount equal to 1/24 of the initial amount of the 2006 Secured Convertible Notes, or $291,582, but monthly principal payments will be lower than that figure beginning in March 2007 as a result of optional conversions various note holders undertook in 2006. The total amount of optional conversions in 2006 was $880,000 in principal and $43,648 in interest, all of which we paid in stock at the $0.65 per share conversion price, issuing an aggregate of 1,420,993 shares of common stock for this purpose. If we choose to prepay the 2006 Secured Convertible Notes, in whole or in part, there will be a 15% prepayment premium due.

The original terms of the 2006 Secured Convertible Notes required us to meet certain conditions in order to make interest and principal payments in shares of common stock instead of cash. Those original conditions were (i) one or more registration statements is effective and available for the resale of the shares required to be registered by the terms of a Registration Rights Agreement entered into in connection with the January 2006 financing; (ii) the shares of our common stock are designated for quotation or listed on the Nasdaq Capital Market, Nasdaq Global Market or AMEX and have not been suspended from trading on any of such exchanges or markets and no written notice of delisting by any of such exchanges or markets have been received and not resolved; (iii) issuance of the shares will not result in a Secured Convertible Note holder and its affiliates owning more than 9.99% of the outstanding shares of our common stock, unless waived by the holder; (iv) the number of shares to be issued to all holders on a specific payment date shall not exceed 10% of the trading volume (as reported by Bloomberg) of our common stock for the period of 20 consecutive trading days ending on the trading day immediately prior to such payment date; (v) our common stock is not selling at a price below $0.50 per share; (vi) the current price per share of the common stock delivered in payment is equal to or greater than $0.61, or we receive stockholder approval to allow issuances below that price; (vii) prior to receipt of that stockholder approval, the 10-day VWAP of our common stock is equal to or greater than the then-effective conversion price; and (viii) we have not issued any notice relating to the redemption of any warrant(s) during the 30 day period immediately prior to the payment date. Prior to the first payment due date of January 13, 2007, we entered into an agreement with the holders of a majority of the

MATRITECH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

outstanding principal value of the 2006 Secured Convertible Notes to permit us to make the January 2007 payment in shares of common stock without regard to the volume trading limitations set out in clause (iv) above. Subsequently, on January 22, 2007, we entered into an agreement with the holders of a majority of the outstanding principal value of the 2006 Secured Convertible Notes to amend the conditions to payment in shares and deleted clauses (ii), (iv), (vi) and (vii) and changed clause (v) to a floor price of $0.40 per share. The January 22, 2007 agreement also changed the maturity date of the 2006 Secured Convertible Notes to December 13, 2007. The monthly principal payments scheduled in 2007 are $291,582 in January and February 2007, $279,082 in March 2007 and, assuming no further optional conversions in 2007, $270,748 from April 2007 to November 2007 until a lump sum payment of $3,089,729 is made on December 13, 2007. All accrued interest from 2006 will be paid in January 2007 and thereafter, the quarterly payments of interest will be made in April, July, October, and December 2007.

While the 2006 Secured Convertible Notes are outstanding, we have restrictions on incurring additional indebtedness (other than receivables financing not to exceed 80% of receivables and equipment purchase or lease financing not to exceed $200,000), as well as restrictions on paying cash dividends and redeeming securities. Our obligations under the 2006 Secured Convertible Notes are secured by first priority liens against certain assets related to our NMP22 product line. The security interest covers cell lines, equipment, inventory and general intangibles related to the NMP22 product line, as well as proceeds from the sale of the product line. We also entered into a contingent license agreement with a collateral agent, SDS Capital Group SPC, Ltd., granting license rights in the field of bladder cancer detection to some of our patents related to the NMP22 products, sublicense rights to patents licensed to us and used in connection with the NMP22 product line, and license rights to trademarks used exclusively in connection with the NMP22 product line.

The 2006 Secured Convertible Notes require us to pay interest and liquidated damages and may become immediately due and payable in cash at a premium of 120% of the outstanding principal amount plus accrued interest and damages in the event we default under their terms. Potential defaults would include, among other things:

•	our failure to make payments as they become due;

•	our failure to remain listed on any of a Nasdaq Market, NYSE or AMEX;

•	our failure to have an effective registration statement available for resale of the shares issued upon conversion;

•	failure to timely remove restrictive legends from any stock certificates delivered upon conversion;

•	our written notice or public announcement of the intention not to issue shares upon conversion;

•	our making an assignment for the benefit of creditors, or applying for or consenting to the appointment of a receiver or trustee for a substantial portion of our property or business or that of any subsidiary;

•	bankruptcy, insolvency or similar proceedings being filed by or against us or any subsidiary;

•	a sale or disposition of substantially all our assets;

•	our default on our existing or future liabilities in excess of $250,000; and

•	a breach of any material term of any other transaction document we entered into with the purchasers of the 2006 Secured Convertible Notes.

We granted the holders of 2006 Secured Convertible Notes or shares of our common stock issued upon conversion of the Secured Convertible Notes valued at or in excess of $250,000 the right to participate in future financing transactions. These rights were subject to the prior right of holders of at least $495,000 of our Series A Preferred Stock to participate in future financings closed on or before December 20, 2006. The holders of the 2006 Secured Convertible Notes who qualify for participation rights in our future financing

MATRITECH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

transactions also have the right to exchange up to 50% of the then-held principal value of their 2006 Secured Convertible Notes for participation in the transaction, subject to an overall restriction for all holders that limits them to an aggregate of 50% of each future financing transaction.

Under the terms of the transaction documents, we were obligated to file a registration statement covering the shares into which the Secured Convertible Notes may be converted and the shares for which the warrants may be exercised. The registration statement was declared effective on February 21, 2006, and we are obligated to keep it available for resale of these shares. We filed a second registration statement in June 2006, which was declared effective on July 12, 2006, covering resale of additional shares that may be issued as a result of anti-dilution adjustments and to cover additional shares for exercise of warrants which could become available to the holders. We are also obligated to keep our stock listed for trading on AMEX, NYSE or Nasdaq. If we fail to maintain the effectiveness of these registration statements, we may be subject to penalties, including payment of 1.5% of the consideration paid for the 2006 Secured Convertible Notes for each thirty day period of delay in registration.

The sale of 2006 Secured Convertible Notes has been deemed to be a dilutive issuance under the terms of the warrants issued in connection with our Convertible Debentures, our Series A Preferred Stock and accompanying March 2005 Warrants and some warrants previously issued to a placement agent. As a result, the March 2003 Warrants became exercisable to purchase shares of our common stock at a price of $0.65 per share. The outstanding Series A Preferred Stock became convertible into 7,156,629 shares of our common stock at a price of $0.70 per share, representing a current increase of 1,463,788 shares from the conversion terms of the Series A Preferred Stock at December 31, 2005, and the March 2005 Warrants became exercisable to purchase shares of our common stock at a price of $1.34 per share. Additionally, the exercise prices of warrants granted in October 2003 and March 2004 to a placement agent to purchase an aggregate of 105,821 shares of our common stock were adjusted from $1.67 and $2.00 per share to $0.65 per share.

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

The proceeds of approximately $6,998,000 and the closing costs of $1,285,000 were allocated in the following manner:

	Allocation of	Allocation of
	of	Associated
Instrument	Proceeds	Costs

2006 Secured Convertible Notes	$4,884,000	$912,000
Purchaser Warrants	1,808,000	337,000
Registration Rights Liability	306,000	36,000

	$6,998,000	$1,285,000

The allocation of the total proceeds among these elements requires us to separately record the Registration Rights Liability at its full fair value (approximately $306,000) and then allocate the remaining value between the Purchaser Warrants and the 2006 Secured Convertible Notes based on their relative fair values. The fair value of the Registration Rights Liability was determined using a probability weighted discounted cash flow technique based on the potential cash penalties, and subsequent changes in its fair value are reflected in the statement of operations. We valued the Purchaser Warrants using the Black-Scholes pricing model with the following assumptions: dividend yield of zero percent; expected volatility of 68%; risk free interest rate of 4.14% and a term of five years.

MATRITECH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total closing costs were approximately $1,285,000 and included the Agent Warrants, which we valued at approximately $472,000 using the same method used for valuing the Purchaser Warrants. Debt issuance costs of $912,000 were allocated to the 2006 Secured Convertible Notes, have been capitalized as other assets on our condensed consolidated balance sheet and are being amortized based on the effective interest rate method over the term of the 2006 Secured Convertible Notes. The $337,000 of costs allocated to the Purchaser Warrants were deducted from the net proceeds attributable to the Purchaser Warrants. We expensed $36,000 of costs allocated to the Registration Rights Liability upon the closing of this transaction.

The difference between the effective conversion price of the 2006 Secured Convertible Notes and the fair value of our common stock on the date of issuance of the 2006 Secured Convertible Notes equals the beneficial conversion feature calculated in accordance with EITF 00-27. The first step in this calculation shown below divides the value allocated above to the 2006 Secured Convertible Notes by the shares issued upon conversion to determine the effective conversion price:

Face Value of 2006 Secured Convertible Notes	$6,998,000
Shares Upon Conversion	10,766,092
Conversion Price	$0.65

Value Allocated to 2006 Secured Convertible Notes	$4,884,000
Shares Upon Conversion	10,766,092
Effective Conversion Price	$0.454

The second step in this calculation, as shown below, determines the discount to market based on the effective conversion price and uses this discount to determine the beneficial conversion feature:

Closing Price January 13, 2006	$0.73
Effective Conversion Price	$0.454
Discount to Market per Share	$0.276
Shares Upon Conversion	10,766,092
Beneficial Conversion Feature	$2,975,000

This beneficial conversion feature of approximately $2,975,000 was recorded as a debt discount and resulted in a carrying value for the 2006 Secured Convertible Notes of $1,909,000 at closing. The difference between the carrying value recorded at closing and the $6,998,000 face value of the 2006 Secured Convertible Notes is being accreted over their 3 year term using the effective interest rate method.

When note holders convert any of the 2006 Secured Convertible Notes prior to maturity, the proportionate share of the remaining unamortized debt discount, debt issuance costs and beneficial conversion feature related to the amount of converted principal is charged to expense in the current period and the amount remaining is charged to expense over the remaining term of the 2006 Secured Convertible Notes.

For the period ended December 31, 2006, we included $419,000, (representing amortization of deferred financing costs), and $2,338,000, (representing accretion of debt discount and beneficial conversion feature) in interest expense.

For the year ended December 31, 2006, $880,000 of principal of the 2006 Secured Convertible Notes was converted into equity.

MATRITECH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the 2006 Secured Convertible Notes accounting is as follows:

Proceeds at closing in January 2006	$6,998,000
Less:
Fair value ascribed to the Purchaser Warrants	(1,808,000)
Fair value of Registration Rights Liability	(306,000)
Beneficial conversion feature calculated on date of closing and recorded as debt discount	(2,975,000)

Carrying value at closing in January 2006	1,909,000
Add back:
Cumulative principal payments made in stock	(880,000)
Cumulative amortization of debt discount and beneficial conversion features	2,338,000

Balance, December 31, 2006	$3,367,000

Minimum future payments on the debenture are as follows:

Total payments	$7,943,000
Less: Portion related to periodic interest payments	(1,825,000)
Non-cash interest related to debt discount	(2,751,000)

Balance, December 31, 2006	$3,367,000
Less current portion	3,299,000

Long-term portion	$68,000

Notes Payable

In connection with the acquisition of ADL (now Matritech GmbH), we assumed certain debt obligations. These obligations consisted of a third-party demand note. The note bore interest at 5.2%, and was due in monthly installments of $4,000 and was secured by trade receivables and inventory. A key Matritech GmbH employee paid us all amounts due under the demand note. We have recorded a corresponding asset for this employee receivable at December 31, 2005. At December 31, 2006, these obligations were paid in full by the Matritech GmbH employee.

In 2005 and 2006, we entered into capital lease agreements to provide us with office equipment. The lease term of each agreement is three years. At December 31, 2006 the balance of the capital lease obligations totaled $45,000. Capital lease obligations are recorded as notes payable in our balance sheet.

Maturities of debt obligations are as follows:

2007	$3,317,000
2008	89,000
2009	6,000

Total	$3,412,000

MATRITECH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(8)  Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2005	2006

Payroll and related costs	$747,625	$659,809
Professional fees	222,057	218,865
Interest on Convertible Debentures and 2006 Secured Convertible Notes	4,808	889,844
Royalties	159,186	203,236
Other	168,043	401,252

	$1,301,719	$2,373,006

(9)  Income Taxes

A reconciliation of the federal statutory rate to our effective tax rate is as follows:

	December 31,
	2004	2005	2006

Income tax provision at federal statutory rate	(34.0)%	(34.0)%	(34.0)%
Permanent differences	8.49	3.16	12.12
Increase in tax resulting from State tax provision, net of Federal benefit	(5.15)	(4.77)	(1.71)
Increase in valuation allowance	27.23	15.37	19.33
Expiration of carryforwards	4.20	25.21	5.21
Other	(0.77)	(4.97)	(0.94)

Effective tax rate	0%	0%	0%

We follow the provisions of SFAS No. 109, Accounting for Income Taxes, (“SFAS 109”). Under the provisions of SFAS 109, we recognized a current tax liability or asset for current taxes payable or refundable and a deferred tax liability or asset for the estimated future tax effects of temporary differences between the carrying values of assets and liabilities for financial reporting purposes and their tax basis and carryforwards to the extent they are realizable. A valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized. Accordingly, a valuation allowance has been established for the full amount of the deferred tax asset. Of the total valuation allowance, approximately $352,000 relates to stock option compensation deductions. The tax benefit associated with the stock option compensation deductions will be credited to equity when and if realized.

At December 31, 2006, we had federal and state tax net operating loss carryforwards (“NOL”) of approximately $79,623,000 and $36,620,000, which will, if not used, expire at various dates from 2007 through 2026. Approximately, $5,385,000 of state NOLs and $1,581,000 of federal NOLs expired in 2006. We also have a NOL from our operation in Germany of approximately $1,753,000, which carries forward indefinitely. At December 31, 2006, we had federal and state research and experimentation credit carryforwards of approximately $1,671,000 and $1,159,000, respectively, which will, if not used, expire at various dates from 2007 through 2026. Based upon Section 382 of the Internal Revenue Code, as amended, changes in our ownership could limit the utilization of our tax attributes.

MATRITECH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our net deferred tax asset consists of the following:

	December 31,
	2005	2006

Net operating loss carryforwards	$27,870,000	$30,034,000
Capitalized research and development expenses	5,452,000	5,464,000
Tax credits	2,347,000	2,436,000
Deferred revenue	374,000	321,000
Other temporary differences	98,000	191,000

Deferred tax asset	36,141,000	38,446,000
Valuation allowance	(36,141,000)	(38,446,000)

Net deferred tax asset	$—	$—

A full valuation allowance has been provided due to the uncertainty surrounding the realization of the deferred tax asset.

(10)  Related Party Transactions

On November 6, 2003, a distributor of our products in South Korea acquired $500,000 of our common stock and warrants (see Note 5, “Stockholders’ Equity”). We shipped approximately $108,000, $164,000 and $220,000 of product to this distributor during 2004, 2005 and 2006, respectively.

Following our sale of 2007 Secured Convertible Notes (see Note 13 “Subsequent Event”), we elected two new members of our Board of Directors. One of these individuals purchased $250,000 of the 2007 Secured Convertible Notes and received accompanying warrants to purchase 238,095 shares of our common stock at an exercise price of $0.63 per share. In addition, various investment funds, of which this new Board member is an affiliate, purchased $800,000 of the 2007 Secured Convertible Notes and received accompanying warrants to purchase 761,905 shares of our common stock at an exercise price of $0.63 per share. This new Board member disclaims beneficial ownership of the shares held by each of these investment funds except to the extent of his pecuniary interest in any of the funds. In addition, this Board member is the president of the firm that served as our placement agent in connection with our sale of 2006 Secured Convertible Notes. For services rendered, we paid this firm cash compensation of approximately $449,000 and issued warrants to purchase 986,609 shares of our common stock at an initial exercise price of $0.65 per share. This Board member personally purchased $135,000 of the 2006 Secured Convertible Notes and received accompanying warrants to purchase 124,615 shares of our common stock at an initial exercise price of $0.67 per share. Various investment funds, of which this Board member is an affiliate, purchased $1,250,000 of the 2006 Secured Convertible Notes and received accompanying warrants to purchase 1,153,846 shares of our common stock at an initial exercise price of $0.67 per share.

(11)  Segment and Geographic Information

We apply SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, (“SFAS 131”), which establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise for which separate discrete financial information is available for evaluation by the chief operating decision maker or decision making group, in making decisions how to allocate resources and assess performance. Our chief decision maker, as defined under SFAS 131, is a combination of the Chief Executive Officer, the President and the Chief Financial Officer. To date, we have viewed our operations and manage our business as principally

MATRITECH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

one segment, the sale of diagnostic products. As a result, the financial information disclosed herein, represents all of the material financial information related to the principal operating segment. All of our products were shipped from our facilities located in the United States or from our facilities in Freiburg, Germany. Revenues by destination are as follows:

	Revenue
	2004		2005		2006
	$	%	$	%	$	%
	($ in 000’s)

Germany	$4,271	59%	$5,414	53%	$7,020	58%
United States	2,413	33	3,932	38	4,049	33
Japan	203	3	301	3	475	4
Europe (excluding Germany)	154	2	251	2	202	2
Rest of world	234	3	392	4	339	3

Total sales	$7,275	100%	$10,290	100%	$12,085	100%
Alliance and collaboration revenue (United States)	208		125		110

Total revenue	$7,483		$10,415		$12,195

Product sales by type are as follows:

	Revenue
	2004		2005		2006
	$	%	$	%	$	%
	($ in 000’s)

NMP22 products	$5,369	74%	$8,543	83%	$11,089	92%
Other products	1,906	26	1,747	17	996	8

Total sales	$7,275	100%	$10,290	100%	$12,085	100%

Our total net fixed assets in the United States and Germany are as follows:

	Total Net Fixed Assets
	2005		2006
	$	%	$	%
	($ in 000’s)

United States	$805	91%	$678	88%
Germany	76	9	90	12

Total	$881	100%	$768	100%

(12)  Supplemental Financial Disclosure

	Q1-05	Q2-05	Q3-05	Q4-05
	Unaudited
	($ in 000’s, except per share amounts)

Revenue	$2,174	$2,644	$2,780	$2,818
Loss from operations	(2,165)	(2,035)	(1,675)	(1,795)
Net loss attributable to common shareholders	(3,723)	(1,384)	(2,168)	(2,218)
Basic/diluted net loss per share	$(0.09)	$(0.03)	$(0.05)	$(0.05)

MATRITECH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Q1-06	Q2-06	Q3-06	Q4-06
	Unaudited
	($ in 000’s, except per share amounts)

Revenue	$2,909	$2,823	$2,830	$3,633
Loss from operations	(2,197)	(2,306)	(2,140)	(1,386)
Net loss	(3,093)	(3,567)	(2,939)	(2,336)
Basic/diluted net loss per share	$(0.06)	$(0.06)	$(0.05)	$(0.04)

(13)  Subsequent Event

On January 19, 2007, we amended our Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock of Matritech, Inc. (the “Certificate”) with the written consent of more than 75% of the holders of outstanding Series A Convertible Preferred Stock (the “Series A Preferred Stock”), to increase the amount of indebtedness we may incur, assume or suffer to permit without the prior consent of the holders of at least 75% of the outstanding Series A Preferred Stock from $7,500,000 to $12,000,000. On January 22, 2007, we entered into two new agreements with the holders of a majority of outstanding principal value of our 2006 Secured Convertible Notes, a Consent under the 2006 Secured Convertible Notes and an Agreement and Amendment to the 2006 Secured Convertible Notes. The execution of these two agreements was done contemporaneously with the sale of additional convertible secured promissory notes.

The Consent allowed us to issue Series B 15% Secured Convertible Promissory Notes (the “2007 Secured Convertible Notes” and collectively with the 2006 Secured Convertible Notes, the “Secured Convertible Notes”), in an aggregate principal amount not to exceed $4.5 million, ranking on a pari passu basis with the 2006 Secured Convertible Notes as to payment and security and allowed us to incur increased indebtedness to cover the 2007 Secured Convertible Notes in addition to the outstanding indebtedness under the 2006 Secured Convertible Notes. The Consent also directed the collateral agent for the holders of the 2006 Secured Convertible Notes to consent to and to enter into an amendment and restatement of the existing security agreement and contingent license agreement so that the holders of the 2007 Secured Convertible Notes would have a pari passu position with the holders of the 2006 Secured Convertible Notes.

The Agreement and Amendment changed the potential events of default under the 2006 Secured Convertible Notes to include non-payment of, or default on another obligation related to, the 2007 Secured Convertible Notes, shortened the scheduled maturity date of the 2006 Secured Convertible Notes to December 13, 2007, eliminated some Stock Payment Conditions (as defined in the 2006 Secured Convertible Notes), including the volume trading limitation, provided for the designation by ProMed Partners, L.P. of a representative, initially David B. Musket, to our Board of Directors and made further changes to the 2006 Secured Convertible Notes primarily to reflect events occurring since their issuance in January 2006.

On January 22, 2007, we also entered into a purchase agreement and related documents, pursuant to which we sold the 2007 Secured Convertible Notes, which were initially convertible into 6,928,572 shares of our common stock, par value $0.01 per share, and the 2007 Purchaser Warrants to purchase up to 4,157,143 shares of our common stock, for an aggregate consideration of approximately $4.36 million (before cash commission and expenses of approximately $520,000). The 2007 Secured Convertible Notes are convertible into shares of our common stock at an initial conversion price of $0.63 per share of common stock. The 2007 Purchaser Warrants, exercisable over a five year period from their date of issuance, have an exercise price of $0.63 per share. We also issued placement agent warrants to purchase, at any time within five years of issuance, up to 55,556 shares of our common stock at an exercise price of $0.76 per share. Both the conversion price and the exercise prices are subject to adjustment in the event of subsequent dilutive issuances but only if our stockholders approve issuances below $0.63 per share.

The 2007 Secured Convertible Notes mature December 13, 2007 and allow for payment of both principal and interest in shares of our common stock, so long as stock payment conditions are satisfied. The effective

MATRITECH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

conversion price for payments to be made in stock is the lower of the then conversion price, currently $0.63, or 85% of the 10 day volume weighted average price of common stock (the “10-day VWAP”) on AMEX at the time any payment is due. No payments are due on the 2007 Secured Convertible Notes prior to June 2007. Interest is payable quarterly, in arrears, beginning in June 2007, and principal payments of $727,500 per month (assuming no prepayment or conversion by any Note holder) are due monthly beginning in July 2007. We cannot issue any shares in conversion of 2007 Secured Convertible Notes, whether for a conversion initiated by the holders of the 2007 Secured Convertible Notes or a repayment of a portion of the 2007 Secured Convertible Notes by us, at a price below $0.63 per share until after stockholder approval is received for payments below that price. If we choose to prepay the 2007 Secured Convertible Notes, in whole or in part, there will be a 25% prepayment premium due.

We must meet all of the following stock payment conditions in order to make interest and principal payments on the 2007 Secured Convertible Notes in shares of common stock instead of cash: (i) issuance of the shares will not result in a 2007 Secured Convertible Note holder and its affiliates owning more than 9.99% of the outstanding shares of our common stock, unless waived by the holder; (ii) the number of shares to be issued to all holders of Secured Convertible Notes on a specific payment date shall not exceed 20% of the trading volume (as reported by Bloomberg) of our common stock for the period of 20 consecutive trading days ending on the trading day immediately prior to such payment date; (iii) our common stock is not selling at a price below $0.40 per share; and (iv) we have not issued any notice relating to the redemption of any warrant(s) during the 30 day period immediately prior to the payment date. We cannot make payment in shares if the Effective Conversion Price is below $0.63 and our stockholders have not approved our issuance of shares in satisfaction of our obligations under the 2007 Secured Convertible Notes below that price. If we are unable to make payments due in stock because we have not received stockholder approval of payments below $0.63 per share, the interest rate on the 2007 Secured Convertible Notes will be increased to 17% for the affected payments.

While the 2007 Secured Convertible Notes are outstanding, we are restricted from incurring additional indebtedness (other than receivables financing not to exceed 80% of receivables and equipment purchase or lease financing not to exceed $200,000), as well as restricted from paying cash dividends and redeeming securities. In connection with the sale of our 2007 Secured Convertible Notes, we entered into an amended and restated security agreement and an amended and restated contingent license agreement with the collateral agent, SDS Capital Group SPC, Ltd. As a result, our obligations under the 2007 Secured Convertible Notes are secured by liens against certain assets related to our NMP22 product line. The security interest covers cell lines, equipment, inventory and general intangibles related to the NMP22 product line, as well as proceeds from the sale of the product line. We also entered into an amended and restated contingent license agreement with the collateral agent granting license rights in the field of bladder cancer detection to some of our patents related to the NMP22 products, sublicense rights to patents licensed to us and used in connection with the NMP22 product line, and license rights to trademarks used exclusively in connection with the NMP22 product line. The contingent license allows the collateral agent to rely on and use the licensed patent rights if we default in our payment obligations under the Secured Promissory Notes relating to bankruptcy or similar insolvency proceedings or arrangements. The license rights will terminate upon payment in full of all amounts payable under the Secured Convertible Notes or earlier upon the expiration date of the underlying licensed patents.

We have granted the holders of 2007 Secured Convertible Notes or shares of our common stock issued upon conversion of the 2007 Secured Convertible Notes valued at or in excess of $250,000 the right to participate in future financing transactions, up to a maximum of 50% of the new transaction. Holders may not generally exercise these rights if they have exercised similar rights under the 2006 Secured Convertible Notes. If, however, all participating holders of the Secured Convertible Notes do not elect to purchase the full 50%, then those holders who have exercised rights under only the 2006 or the 2007 Secured Convertible Notes will have the right to further participate based on their holdings of the other year’s Secured Convertible Notes. The

MATRITECH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

holders of the 2007 Secured Convertible Notes who qualify for participation rights in our future financing transactions also have the right to exchange up to 50% of the then-held principal value of their 2007 Secured Convertible Notes for participation in the transaction, subject to an overall restriction for all holders that limits them to an aggregate of 50% of each future financing transaction.

The 2007 Secured Convertible Notes require us to pay interest and liquidated damages and may become immediately due and payable in cash at a premium of 120% of the outstanding principal amount plus accrued interest and damages in the event we default under their terms. Potential defaults would include, among other things:

•	our failure to make payments as they become due;

•	our failure to remain listed on any of a Nasdaq Market, NYSE or AMEX;

•	our failure under certain circumstances to have an effective registration statement available (after a valid demand for registration) for resale of the shares upon conversion of the 2007 Secured Convertible Notes;

•	failure to timely remove restrictive legends from any stock certificates delivered upon conversion;

•	our written notice or public announcement of the intention not to issue shares upon conversion;

•	our making an assignment for the benefit of creditors, or applying for or consenting to the appointment of a receiver or trustee for a substantial portion of our property or business or that of any subsidiary;

•	bankruptcy, insolvency or similar proceedings being filed by or against us or any subsidiary;

•	a sale or disposition of substantially all our assets;

•	our default on our existing or future liabilities in excess of $250,000 including the 2006 Secured Convertible Notes; and

•	a breach of any material term of any other transaction document we entered into with the purchasers of the 2007 Secured Convertible Notes.

Under the terms of the transaction documents, we may be required to file a registration statement covering the shares into which the 2007 Secured Convertible Notes may be converted and the shares for which the Warrants may be exercised if the purchasers holding at least 22% of the aggregate amount of securities initially acquired in the sale of the 2007 Secured Convertible Note financing, based on the conversion price in effect at the time of filing the registration statement, demand that we file such a statement. No demand may be made before July 22, 2007. If a demand is made, we have 90 days thereafter in which to have a registration statement declared effective (150 days in the event of an SEC review). We are also obligated to keep our stock listed for trading on AMEX, NYSE or Nasdaq. If, after demand, we fail to timely register the shares we have committed to register other than if the SEC will not declare the registration statement effective due to interpretations of Rule 415 of the Securities Act of 1933, we may be subject to penalties, including payment of 1.5% of the consideration paid for the 2007 Secured Convertible Notes for each thirty day period of delay in registration. Further, we agreed to seek stockholder approval of the issuance of our common stock in satisfaction of our obligations under the 2007 Secured Convertible Notes and upon exercise of the 2007 Warrants at a conversion price or exercise price below $0.63 per share. We intend to present these matters to our stockholders at our Annual Meeting of Stockholders to be held on June 8, 2007.

The sale of the 2007 Secured Convertible Notes and the Purchaser Warrants has been deemed to be a dilutive issuance under the terms of our 2006 Secured Convertible Notes and the warrants issued in 2006 in connection with the sale of the 2006 Secured Convertible Notes (the “2006 Warrants”). As a result, as of January 22, 2007 the 2006 Secured Convertible Notes became convertible at a price of $0.63 per share, and the exercise price of the 2006 Warrants was reduced to $0.63 per share. We had previously reserved shares

MATRITECH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

sufficient to cover this adjustment in conversion price. We have calculated an additional beneficial conversion charge totaling approximately $208,000 which will be recorded as a debt discount in the first quarter of 2007 and amortized as interest expense over the remaining life of the 2006 Secured Convertible Notes.

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

The proceeds of approximately $4,365,000 and the closing costs of $543,000 were allocated in the following manner:

	Allocation of	Allocation of
	of	Associated
Instrument	Proceeds	Costs

2007 Secured Convertible Notes	$3,178,000	$395,000
Purchaser Warrants	1,187,000	148,000

	$4,365,000	$543,000

The total proceeds of $4,365,000 were allocated between the Purchaser Warrants and the 2007 Secured Convertible Notes based on their relative fair values. We valued the Purchaser Warrants using the Black-Scholes pricing model with the following assumptions: dividend yield of zero percent; expected volatility of 68%; risk free interest rate of 4.24% and a term of five years.

Total closing costs were approximately $543,000 and included the Agent Warrants, which we valued at approximately $23,000 using the same method used for valuing the Purchaser Warrants. Debt issuance costs of $395,000 were allocated to the 2007 Secured Convertible Notes, have been capitalized as other assets on our condensed consolidated balance sheet and are being amortized based on the effective interest rate method over the term of the 2007 Secured Convertible Notes. The $148,000 of costs allocated to the Purchaser Warrants were deducted from the net proceeds attributable to the Purchaser Warrants.

The difference between the effective conversion price of the 2007 Secured Convertible Notes and the fair value of our common stock on the date of issuance of the 2007 Secured Convertible Notes equals the beneficial conversion feature calculated in accordance with EITF 00-27. The first step in this calculation shown below divides the value allocated above to the 2007 Secured Convertible Notes by the shares issued upon conversion to determine the effective conversion price:

Face Value of 2007 Secured Convertible Notes	$4,365,000
Shares Upon Conversion	6,928,571
Conversion Price	$0.63

Value Allocated to 2007 Secured Convertible Notes	$3,178,000
Shares Upon Conversion	6,928,571
Effective Conversion Price	$0.459

The second step in this calculation, as shown below, determines the discount to market based on the effective conversion price and uses this discount to determine the beneficial conversion feature:

Closing Price January 22, 2007	$0.70
Effective Conversion Price	$0.459
Discount to Market per Share	$0.241
Shares Upon Conversion	6,928,571
Beneficial Conversion Feature	$1,670,000

MATRITECH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

This beneficial conversion feature of approximately $1,670,000 was recorded as a debt discount and resulted in a carrying value for the 2007 Secured Convertible Notes of $1,508,000 at closing. The difference between the carrying value recorded at closing and the $4,365,000 face value of the 2007 Secured Convertible Notes is being accreted over their 11 month term using the effective interest rate method.

When note holders convert any of the 2007 Secured Convertible Notes prior to maturity, the proportionate share of the remaining unamortized debt discount, debt issuance costs and beneficial conversion feature related to the amount of converted principal will be charged to expense in the current period and the amount remaining will be charged to expense over the remaining term of the 2007 Secured Convertible Notes.

A summary of the 2007 Secured Convertible Notes accounting is as follows:

Proceeds at closing in January 2007	$4,365,000
Less:
Fair value ascribed to the Purchaser Warrants	(1,187,000)
Beneficial conversion feature calculated on date of closing and recorded as debt discount	(1,670,000)

Carrying value at closing in January 2007	1,508,000