Form 10-Q
period 2007-03-31
MATRITECH INC/DE/
filed 2007-05-15
CIK 884847

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934:
For the quarterly period ended March 31, 2007
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes      ☑ No
     As of May 7, 2007, there were 60,129,838 shares of the Registrant’s Common Stock outstanding.

MATRITECH, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
MATRITECH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	December 31,	March 31,
	2006	2007
ASSETS
Current Assets:
Cash and cash equivalents	$1,460,403	$2,894,847
Accounts receivable less allowance of $152,043 and $103,567 in 2006 and 2007, respectively	1,266,481	1,468,243
Inventories	968,737	1,024,533
Prepaid expenses and other current assets	140,338	240,525

Total current assets	3,835,959	5,628,148

Property and equipment, net of accumulated depreciation of $2,512,627 and $2,583,505 in 2006 and 2007, respectively	768,038	714,797
Goodwill	132,615	132,615
Debt issuance costs	493,164	699,109
Other assets	276,099	224,880

Total assets	$5,505,875	$7,399,549

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Current maturities of notes payable	$17,884	$18,550
Current maturities of secured convertible notes	3,298,976	5,100,269
Accounts payable	1,271,534	776,029
Accrued expenses	2,373,006	2,088,551
Deferred revenue	156,335	153,971
Registration rights liability	324,953	—

Total current liabilities	7,442,688	8,137,370

Notes payable, less current maturities	26,740	21,854
Secured convertible notes, less current maturities	68,487	—
Deferred revenue	640,346	636,448
Other long term liabilities	123,754	50,385

Total liabilities	8,302,015	8,846,057

Commitments and Contingencies
Preferred Stock
Authorized — 4,000,000 shares Designated as Series A Convertible Preferred, $1.00 par value — 1,426,124 shares Issued and outstanding — 81,399 shares in 2006 and 2007	104,312	104,312

Liquidation preference of $716,311 for Series A as of December 31, 2006 and March 31, 2007, respectively	104,312	104,312

Stockholders’ Deficit:
Common stock, $0.01 par value
Authorized—150,000,000 shares in 2006 and 2007
Issued and outstanding—56,759,061 shares in 2006 and 60,013,705 in 2007	567,590	600,137
Additional paid-in capital	106,313,122	111,431,137
Accumulated other comprehensive income	140,633	158,604
Accumulated deficit	(109,921,797)	(113,740,698)

Total stockholders’ deficit	(2,900,452)	(1,550,820)

Total liabilities, convertible preferred stock and stockholders’ deficit	$5,505,875	$7,399,549

The accompanying Notes are an integral part of these interim condensed consolidated financial statements.

MATRITECH, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	March 31,
	2006	2007
Revenue:
Product sales, net of allowances	$2,879,167	$3,381,788
Alliance and collaboration revenue	29,444	31,951

Total revenue	2,908,611	3,413,739

Expenses:
Cost of product sales	790,075	759,433
Research & development and clinical & regulatory expense	831,461	640,374
Selling, general and administrative expense	3,484,353	4,036,099

Total operating expenses	5,105,889	5,435,906

Loss from operations	(2,197,278)	(2,022,167)

Interest income	41,553	23,496
Interest expense	(913,275)	(2,145,182)
Mark-to-market adjustment from registration rights	(23,659)	—

Net loss	$(3,092,659)	$(4,143,853)

Basic and diluted net loss per common share	$(0.06)	$(0.07)

Basic and diluted weighted average number of common shares outstanding	50,811,207	58,494,674

The accompanying Notes are an integral part of these interim condensed consolidated financial statements.

MATRITECH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31,
	2006	2007
Cash Flows from Operating Activities:
Net loss	$(3,092,659)	$(4,143,853)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	62,969	68,001
Amortization of debt discount	480,347	1,295,712
Amortization of deferred charges	68,775	188,821
Stock option expense	28,825	34,727
Restricted stock and restricted stock unit expense	13,416	6,651
Issuance of common stock for interest on convertible debentures and secured convertible notes	12,811	925,237
Noncash interest expense	355,605	620,400
Mark-to-market adjustment on registration rights	23,659	—
Noncash expense related to bonus plan	12,130	5,322
Provision for bad debts	48,610	22,506
Changes in assets and liabilities:
Accounts receivable	93,605	(218,314)
Inventories	(140,857)	(51,153)
Prepaid expenses and other assets	(19)	(48,969)
Accounts payable	384,390	(496,062)
Accrued expenses and other liabilities	39,394	(608,951)
Deferred revenue	(163,341)	(6,262)

Net cash used in operating activities	(1,772,340)	(2,406,187)

Cash Flows from Investing Activities:
Purchases of property and equipment	(69,493)	(13,688)

Net cash used in investing activities	(69,493)	(13,688)

Cash Flows from Financing Activities:
Payments on notes payable	(7,380)	(4,221)
Proceeds from issuance of convertible debentures and warrants, net of issuance costs	6,184,053	3,845,500

Net cash provided by financing activities	6,176,673	3,841,279

Effect of foreign exchange on cash and cash equivalents	22,725	13,040

Increase in cash and cash equivalents	4,357,565	1,434,444
Cash and cash equivalents, beginning of period	1,789,792	1,460,403

Cash and cash equivalents, end of period	$6,147,357	$2,894,847

Supplemental Cash Flow Information:
Cash paid during the period for interest	$19	$4,857

Supplemental Disclosure of Noncash Financing and Investing Activities:
Beneficial conversion feature on secured convertible notes	$2,974,292	$1,671,466
Issuance of common stock as payment of principal on convertible debentures:
Number of shares issued	1,215,304	—
Payment on debt in dollars	$769,231	$—
Issuance of common stock as payment of interest on convertible debentures:
Number of shares issued	15,950	—
Payment on debt in dollars	$12,020	$—
Issuance of common stock as payment of principal on the 2006 secured convertible notes:
Number of shares issued	—	1,550,197
Payment on debt in dollars	$—	$862,245
Issuance of common stock as payment of interest on the 2006 secured convertible notes:
Number of shares issued	—	1,594,658
Payment on debt in dollars	$—	$925,237
Conversion of 345,582 and 0 shares of convertible preferred stock to 4,344,466 and 0 shares of common stock in 2006 and 2007, respectively	$442,863	$—
Registration rights liability recorded as a debt discount	$305,829	$—
Allocation of $1,285,000 and $542,000 closing cost related to the 2006 and 2007 secured convertible notes:
Registration rights liability	$35,505	$—
2006 and 2007 secured convertible notes (recorded in other assets)	$912,403	$394,765
Purchase warrants (recorded in additional paid in capital)	$337,712	$147,356
Payment of closing cost related to the 2006 and 2007 secured convertible notes with issuance of warrant to Placement Agent	$471,700	$22,620
Warrants issued to stockholders and recorded as debt discount to the 2006 and 2007 secured convertible notes	$1,807,876	$1,186,466
Conversion of 2006 secured convertible notes into common stock	$45,000	$—
Purchase of fixed assets through capital lease	$18,730	$—
The accompanying Notes are an integral part of these interim condensed consolidated financial statements.

MATRITECH, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Operations and Basis of Presentation
     The quarterly unaudited condensed consolidated financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and United States generally accepted accounting principles (“US GAAP”) and include, in the opinion of management, all adjustments, consisting of normal, recurring adjustments necessary for a fair statement of interim period results. Certain information and footnote disclosures normally included in condensed consolidated financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such rules and regulations. The results for the interim periods presented are not necessarily indicative of results to be expected for any future period. These condensed consolidated financial statements are based upon accounting policies and methods of their application consistent with those used and described in, and should be read in conjunction with, the audited consolidated financial statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC on March 27, 2007 (File No. 001-12128).
     We have suffered recurring losses from operations and negative cash flows from operations that raise substantial doubt about our ability to continue as a going concern. We have incurred losses from operations since our inception. We had an accumulated deficit of $114 million at March 31, 2007 and had only $2.9 million of cash and cash equivalents at March 31, 2007. Based on our current forecast of cash utilization and plans for management of expenses and cash flow we believe that our capital resources will be sufficient to fund operations into the second quarter of 2007, but we expect to need additional capital in order to continue our operations beyond the second quarter of 2007. We will, as we deem necessary or prudent, continue to seek to raise additional capital and will consider various financing alternatives, including equity or debenture financings, issuance of securities convertible into equity and corporate partnering arrangements. However, we may not be able to timely raise needed capital on terms that are acceptable to us, or at all. If we raise funds on unfavorable terms, we may provide rights and preferences to new investors which are not available to current shareholders. In addition, our existing financing arrangements contain anti-dilution protection provisions which may require us to issue additional securities if certain conditions are met. If we do not timely receive additional financing or do not receive an adequate amount of additional financing, we will be required to curtail our expenses by reducing research and/or marketing or by taking other steps that could hurt our future performance, including but not limited to, the premature sale of some or all of our assets or product lines on undesirable terms, merger with or acquisition by another company on unsatisfactory terms or the cessation of operations. Any future equity financings or retirements of debentures with common stock will dilute the ownership interest of our existing investors and may have an adverse impact on the price of our common stock. Any of the foregoing steps may have a material adverse effect on our business, financial condition and results of operations. There can be no assurance that capital will be available on terms acceptable to us, if at all. These financial statements do not include any adjustments that would be necessary if we were unable to continue as a going concern entity.
     In September 2006, we received notice from the American Stock Exchange (“AMEX”), the principal trading market of our common stock, that we were not in compliance with certain continued listing standards relative to maintenance of stockholders’ equity and profitability. On October 23, 2006, we submitted to AMEX a plan of proposed actions we believe will bring us into compliance with applicable listing standards no later than March 21, 2008. On December 8, 2006, we received notice that AMEX had accepted our plan. AMEX may initiate delisting procedures against us if we do not make progress consistent with the plan during the plan period or we are not in compliance with applicable listing standards at the end of the plan period. Delisting of shares of our common stock would violate terms of our various financing documents, could result in the declaration of an event of default in our 15% Secured Convertible Promissory Notes dated January 13, 2006 (the “2006 Secured Convertible Notes”) and Series B 15% Secured Convertible Promissory Notes dated January 22, 2007 (the “2007 Secured Convertible Notes” and collectively with the 2006 Secured Convertible Notes, the “Secured Convertible Notes”) and could cause holders to seek to recover potential damages from us. In addition, any suspension of trading or delisting of our shares could make it more difficult for us to raise needed additional capital on terms acceptable to us or at all. Further, suspension of trading or delisting of our shares could seriously impair the ability of our stockholders to sell shares of our stock.
     The terms of our existing securities greatly restrict our future financing options. For example, the terms of our Series A Convertible Preferred Stock (“Series A Preferred Stock”) impose a limitation on indebtedness not outstanding on March 4, 2005 in excess of $12,000,000 except in limited forms. While our 2006 Secured Convertible Notes are outstanding, we have restrictions on incurring additional indebtedness (other than receivables financing not to exceed 80% of receivables and equipment purchase or lease financing not to exceed $200,000), as well as restrictions on payment of cash dividends and redemption of securities. Moreover, we have granted to a collateral agent on behalf of the holders of the Secured Convertible Notes a security interest in collateral including some cell lines, equipment, inventory and general intangibles related to our NMP22® product line, as well as proceeds from any sale of the product line. We also granted contingent license rights to the collateral agent on behalf of the holders of the Secured Convertible Notes in the field of bladder cancer detection to some of our patents related to the NMP22 products, sublicense rights to patents licensed to us and used in connection with the NMP22 product line, and license rights to trademarks used exclusively in connection with the NMP22 product line. The NMP22 product line, portions of which serve as collateral for the 2006 Secured Convertible Notes, includes all of our currently commercialized products. The agreements reflecting the collateral and license arrangements contain restrictions on our sale or abandonment of the collateral and the patent rights. Further, these agreements afford the collateral agent the right to assume control of and sell the collateral and to use the contingent license rights exclusively within the field of bladder cancer detection in the event of our default in our obligations under the Secured Convertible Notes. If we default on these obligations, and the collateral is sold, we will lose our primary source of operating income, which would have a material adverse effect on our business and would severely jeopardize our ability to continue operations.
2. Summary of Significant Accounting Policies
     (a) Principles of Consolidation
     The consolidated financial statements include the accounts of Matritech, Inc., a Delaware corporation, and our wholly-owned subsidiary, Matritech GmbH, based in Freiburg, Germany. All intercompany balances and transactions have been eliminated at consolidation level.
     (b) Inventories
     Inventories are stated at the lower of cost (determined on a first-in first-out basis) or market and consist of the following:

	December 31,	March 31,
	2006	2007
Raw materials	$195,724	$183,539
Work-in-process	10,647	17,844
Finished goods	752,605	813,675
Consignment inventory	9,761	9,475

	$968,737	$1,024,533

     (c) Revenue Recognition
     Deferred revenue consists of the following:

		March 31,
	December 31, 2006	2007
Collaboration fees	$706,038	$699,081
Deferred product revenue	90,643	91,338

	$796,681	$790,419

     (d) Comprehensive Loss
     Comprehensive loss comprises net loss and certain changes in stockholders’ deficit that are excluded from net loss. The Company includes in other comprehensive loss those foreign currency adjustments related to the translation of the assets and liabilities of Matritech GmbH into U.S. dollars as the functional currency of Matritech GmbH is the euro. The composition of comprehensive loss is as follows:

	Three Months Ended
	March 31,
	2006	2007
Net loss	$(3,092,659)	$(4,143,853)
Other comprehensive loss Foreign currency translation adjustments	32,946	17,971

Comprehensive loss	$(3,059,713)	$(4,125,882)

     (e) Stock-Based Compensation
     Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, (“SFAS 123R”), Share-Based Payment, which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123R, share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant).
     (f) Net Loss per Common Share
     We compute earnings per share in accordance with SFAS No. 128, Earnings per Share. Basic net loss per common share is computed by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per share is the same as basic loss per share as the effects of our potential dilutive common shares are anti-dilutive. Potential common stock equivalents consist of stock options, warrants, restricted stock and restricted stock units, convertible preferred stock and convertible Notes. The number of anti-dilutive securities excluded from the computation of diluted loss per share was 34,741,453 and 41,438,113 for the periods ended March 31, 2006 and 2007, respectively.
     (g) Recent Accounting Pronouncements
     We adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109, on January 1, 2007. This interpretation prescribes new methodology by which we must measure, report, present, and disclose in our financial statements the effects of any uncertain tax return reporting positions that we have taken or expect to take. The interpretation requires financial statement reporting of the expected future tax consequences of uncertain tax return reporting positions on the presumption that all relevant tax authorities possess full knowledge of the tax reporting positions as well as all of the pertinent facts and circumstances, but it prohibits any discounting of these effects for the time value of money. In addition, the interpretation also mandates expanded financial statement disclosure about uncertainty in tax reporting positions. As a result of the implementation of FIN 48, we recorded no adjustment for unrecognized income tax benefits. At the adoption date of January 1, 2007 and also at March 31, 2007, we had no unregonized tax benefits. We recognize interest and penalties related to uncertain tax positions in income tax expense. As of March 31, 2007, we had no accrued interest or penalties related to uncertain tax positions. The tax years 2003 through 2006 remain open to examination by the major taxing jurisdictions to which we are subject, which is primarily the United States and Germany. In addition, carryforward attributes that were generated prior to 2003 may still be adjusted upon examination if they either have been or will be used in a future period.
     At December 31, 2006, we had federal and state net operating loss carryforwards (“NOL”) of approximately $79,623,000 and $36,620,000, respectively, expiring at various dates from 2007 through 2026. At December 31, 2006, we had federal and state research and experimentation (“R&D”) credit carryforwards of approximately $1,671,000 and $1,159,000, respectively, which will, if not used, expire at various dates from 2007 through 2026.

     Utilization of the NOL and R&D credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations provided by Section 382 of the Internal Revenue Code of 1986, as well as similar state and foreign provisions that have occurred previously or that could occur in the future. These ownership changes may limit the amount of NOL and R&D credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. Since our formation, we have raised capital through the issuance of capital stock and convertible debt on several occasions which may have resulted in a change of control, as defined by Section 382, or could result in a change of control in the future upon subsequent disposition. We have not currently completed a study to assess whether a change of control has occurred or whether there have been multiple changes of control since the date of our formation due to the significant complexity and cost associated with such a study and the fact that there could be additional changes in control in the future. If we have experienced a change of control at any time since our formation, utilization of our NOL or R&D credit carryforwards would be subject to an annual limitation under Section 382 which is determined by first multiplying the value of our stock at the time of the ownership change by the applicable long-term tax-exempt rate, and then could be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the NOL or R&D credit carryforwards before utilization. Until a study is completed and any limitation known, no amounts are being presented as an uncertain tax position under FIN 48.
     In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115, which is effective for fiscal years beginning after November 15, 2007. This statement permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. We are currently evaluating the potential impact of this statement.
3. Stockholders’ Equity
     On March 4, 2005, we sold 670,272 shares of Series A Preferred Stock initially convertible into 6,702,720 shares of our common stock and warrants to purchase 4,991,434 shares of our common stock (the “2005 Warrants”), for aggregate consideration of $5,898,394 (before cash commissions and expenses of approximately $610,000). In addition, we issued warrants to a placement agent for a total of 656,920 shares of common stock (with a value of approximately $562,000). Both the 2005 Warrants and the placement agent warrants (collectively, the “March 2005 Warrants”) had an initial exercise price of $1.47 per share, became exercisable on September 5, 2005, and expire on March 4, 2010.
     See Note 5, “Secured Convertible Notes”, for information about changes in the conversion rates for the Series A Preferred Stock and the exercise price of the March 2005 Warrants.
     During the three month period ended March 31, 2006, investors exercised their rights to convert 345,582 shares of Series A Preferred Stock into 4,344,466 shares of common stock. No investors exercised their rights to convert shares of Series A Preferred Stock into shares of common stock for the three month period ended March 31, 2007.
4. Convertible Debentures Issued March 2003
     A summary of our convertible debt accounting is as follows:

Proceeds at closing in March 2003	$5,000,000
Less:
Fair value ascribed to the warrants and recorded as debt discount	(950,000)
Fair value ascribed to placement agent warrant and recorded as debt discount	(131,000)
Beneficial conversion feature calculated on date of closing and recorded as debt discount	(199,000)
Additional beneficial conversion feature recorded in the fourth quarter of 2003 as debt discount	(1,497,000)
Additional beneficial conversion feature recorded in the first quarter of 2004 as debt discount	(1,339,000)
Additional beneficial conversion feature recorded in the first quarter of 2005 as debt discount	(442,000)
Cumulative principal payments made in stock	(5,000,000)
Add back:
Cumulative amortization of debt discount and beneficial conversion features	4,558,000

Balance, March 31, 2006	$—

     The debt discount has been amortized as interest expense using the effective interest method over the term of the debt. This debt was fully repaid as of March 31, 2006. For the three month period ended March 31, 2006, $134,000, representing amortization of the debt discount, is included in interest expense.
     Debt issuance costs attributable to the March 2003 Convertible Debentures, which totaled approximately $475,000, have been capitalized as other assets and other current assets on the condensed balance sheet and were amortized based on the effective interest method over the term of the debt. For the three month period ended March 31, 2006, $7,000, representing amortization of these costs is included in interest expense. As of December 31, 2006, there were no unamortized debt issuance costs.
5. Secured Convertible Notes
     2006 Secured Convertible Notes Issued January 2006
     On January 13, 2006, we entered into a purchase agreement and related documents, pursuant to which we sold the 2006 Secured Convertible Notes, which were initially convertible into 10,766,092 shares of our common stock, and accompanying warrants to purchase up to 6,459,655 shares of our common stock (“2006 Purchaser Warrants”), for an aggregate consideration of $6,997,960 (before cash commission and expenses of approximately $813,000). The 2006 Secured Convertible Notes bear interest at the rate of 15% per annum. The 2006 Secured Convertible Notes were initially convertible into shares of our common stock at a conversion price of $0.65 per share of common stock and matured on January 13, 2009. The 2006 Purchaser Warrants, which became exercisable on July 14, 2006 and expire on January 13, 2011, had an initial exercise price of $0.67 per share. Both the conversion price of the 2006 Secured Convertible Notes and the exercise price of the 2006 Warrants are subject to adjustment in the event of subsequent dilutive issuances. In addition, we issued warrants to two placement agents for a total of 1,036,609 shares of our common stock (“2006 Agent Warrants” and collectively with the 2006 Purchaser Warrants, the “2006 Warrants”). The 2006 Agent Warrants, which became exercisable on July 14, 2006 and expire on January 13, 2011, had an initial exercise price of $0.65 per share, and are also subject to adjustments in the event of subsequent dilutive issuances. Our sale of the 2007 Secured Convertible Notes was deemed to be a dilutive issuance under the terms of the 2006 Secured Convertible Notes and 2006 Warrants. As a result, both the conversion price of the 2006 Secured Convertible Notes and the exercise price of the 2006 Warrants were adjusted to $0.63 per share. We had previously reserved shares sufficient to cover this adjustment in conversion price. In addition, in connection with the sale of the 2007 Secured Convertible Notes we entered into an agreement with the holders of a majority of the outstanding principal value of the 2006 Secured Convertible Notes that shortened the scheduled maturity date of the 2006 Secured Convertible Notes to December 13, 2007. If we choose to prepay the 2006 Secured Convertible Notes, in whole or in part, there will be a 15% prepayment premium due.
     The proceeds of approximately $6,998,000 and the closing costs of $1,285,000 were allocated to our balance sheet in the following manner:

	Allocation of	Allocation of
	of	Associated
Instrument	Proceeds	Costs
2006 Secured Convertible Notes	$4,884,000	$912,000
2006 Purchaser Warrants	1,808,000	337,000
Registration Rights Liability	306,000	36,000

	$6,998,000	$1,285,000

     The allocation of the total proceeds among these elements requires us to separately record the Registration Rights Liability at its full fair value (approximately $306,000) and then allocate the remaining value between the 2006 Purchaser Warrants and the 2006 Secured Convertible Notes based on their relative fair values. The fair value of the Registration Rights Liability was determined using a probability weighted discounted cash flow technique based on the potential cash penalties, and subsequent changes in its fair value are reflected in the statement of operations. We valued the 2006 Purchaser Warrants using the Black-

Scholes pricing model with the following assumptions: dividend yield of zero percent; expected volatility of 68%; risk free interest rate of 4.14% and a term of five years.
     Total closing costs were approximately $1,285,000 and included the costs associated with 2006 Agent Warrants, which we valued at approximately $472,000 using the same method used for valuing the 2006 Purchaser Warrants. Debt issuance costs of $912,000 were allocated to the 2006 Secured Convertible Notes, have been capitalized as other assets on our condensed consolidated balance sheet and are being amortized based on the effective interest rate method over the term of the 2006 Secured Convertible Notes. The $337,000 of costs allocated to the 2006 Purchaser Warrants were deducted from the net proceeds attributable to the 2006 Purchaser Warrants. We expensed $36,000 of costs allocated to the Registration Rights Liability upon the closing of this transaction.
     The difference between the effective conversion price of the 2006 Secured Convertible Notes and the fair value of our common stock on the date of issuance of the 2006 Secured Convertible Notes equals the beneficial conversion feature calculated in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments. The first step in this calculation shown below divides the value allocated above to the 2006 Secured Convertible Notes by the shares issued upon conversion to determine the effective conversion price:

Face Value of 2006 Secured		Value Allocated to 2006 Secured
Convertible Notes	$6,998,000	Convertible Notes	$4,884,000
Shares Upon Conversion	10,766,092	Shares Upon Conversion	10,766,092
Conversion Price	$0.65	Effective Conversion Price	$0.454
     The second step in this calculation, as shown below, determines the discount to market based on the effective conversion price and uses this discount to determine the beneficial conversion feature:

Closing Price January 13, 2006	$0.73
Effective Conversion Price	$0.454
Discount to Market per Share	$0.276
Shares Upon Conversion	10,766,092
Beneficial Conversion Feature	$2,975,000
     This beneficial conversion feature of approximately $2,975,000 was recorded as a debt discount and resulted in a carrying value for the 2006 Secured Convertible Notes of $1,909,000 at closing. The difference between the carrying value recorded at closing and the $6,998,000 face value of the 2006 Secured Convertible Notes is being accreted through December 13, 2007 using the effective interest rate method.
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
     The sale of the 2006 Secured Convertible Notes was deemed to be a dilutive issuance under the terms of the Series A Preferred Stock and our March 2005 Warrants. As a result, the price per share at which the Series A Preferred Stock became convertible into common stock was reduced from $0.88 to $0.70 and the exercise price of the March 2005 Warrants was reduced from $1.47 to $1.34 per share. Both the $0.70 conversion price and the $1.34 warrant exercise price are the established floors for these securities and no further price reductions will occur as a result of any future dilutive issuances. We had previously reserved shares sufficient to cover the adjustment in conversion price.
     For the three month periods ended March 31, 2006 and 2007, we included $62,000 and $116,000, respectively, (representing amortization of deferred financing costs), and $346,000 and $770,000, respectively, (representing accretion of debt discount and beneficial conversion feature) in interest expense.
     During the three month periods ended March 31, 2006 and 2007, there were $45,000 and $0, respectively, of optional conversions of principal of the 2006 Secured Convertible Notes by holders into equity. In the first quarter of 2007, we issued stock to holders of the 2006 Secured Convertible Notes as payment of principal and interest. In January 2007, we made an interest payment in the amount of $925,000 in stock by issuing 1,594,658 shares of common stock. We also made principal payments in January, February, and March of 2007 of $292,000, $292,000 and $278,000, respectively (totaling $862,000 through March 31, 2007) in stock by issuing 502,545, 502,251 and 545,401, shares of common stock, respectively (totaling

1,550,197 shares through March 31, 2007). The principal payment reduction in March was the result of previous optional conversions by a note holder, and we made the final prinicipal payment due to this note holder in March 2007.
     A summary of the accounting for the 2006 Secured Convertible Note is as follows:

Proceeds at closing in January 2006	$6,998,000
Less:
Fair value ascribed to the 2006 Purchaser Warrants	(1,808,000)
Fair value of Registration Rights Liability	(306,000)
Beneficial conversion feature calculated on date of closing and recorded as debt discount	(2,975,000)

Carrying value at closing in January 2006	1,909,000
Add back:
Cumulative principal payments made in stock	(1,742,000)
Cumulative amortization of debt discount and beneficial conversion features	3,108,000
Less:
Additional beneficial conversion feature calculated and recorded as debt discount	(208,000)

Balance, March 31, 2007	$3,067,000

Minimum future payments on the debt are as follows:
Total payments	$5,861,000

Less: Portion related to periodic interest payments	(606,000)
Non-cash interest related to debt discount	(2,188,000)

Balance, March 31, 2007	$3,067,000

Current portion	$3,067,000
     In December 2006, the FASB issued FASB Staff Position No. EITF 00-19-2, Accounting for Registration Payment Arrangements, (“EITF 00-19-2”), which addresses an issuer’s accounting for registration payment arrangements. EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. The guidance in EITF 00-19-2 amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, and FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, to include scope exceptions for registration payment arrangements. EITF 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with US GAAP without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. Upon adoption of EITF 00-19-2, we applied the recognition and measurement provisions of EITF 00-19-2 to the outstanding registration rights associated with the 2006 Secured Convertible Notes. As result, we believe that the contingent obligation to make future payments is not probable upon adoption of EITF 00-19-2. Therefore, we have reported a change in accounting principle through a cumulative-effect adjustment to the opening balance of accumulated deficit upon adoption of EITF 00-19-2 of approximately $325,000 by debiting registration rights liability and crediting accumulated deficit.
     We need to comply with all stock payment conditions of the Secured Convertible Notes in order to make payments in shares of our common stock. Those stock payment conditions include a requirement that our common stock be selling at $0.40 per share or higher. After our share price had temporarily dipped below $0.40 in April 2007, we agreed with the holders of over 90% of our 2006 Secured Convertible Notes to defer the payments then due until May 13, 2007.
     2007 Secured Convertible Notes Issued January 2007
     On January 19, 2007, we amended our Certificate of Designations, Preferences and Rights of the Series A Preferred Stock, to increase the amount of indebtedness we may incur, assume or suffer to permit from $7,500,000 to $12,000,000 by obtaining the consent of the holders of at least 75% of the outstanding Series A Preferred Stock. On January 22, 2007, we entered into two new agreements with the holders of a majority of the outstanding principal value of our 2006 Secured Convertible Notes, which included a Consent under the 2006 Secured Convertible Notes (the “Consent”) and an Agreement and Amendment to the 2006 Secured Convertible Notes (the Agreement and Amendment”). The execution of these two agreements was done contemporaneously with the sale of the 2007 Secured Convertible Promissory Notes.
     The Consent allowed us to issue the 2007 Secured Convertible Notes, in an aggregate principal amount not to exceed $4.5 million, which rank on a pari passu basis with the 2006 Secured Convertible Notes as to payment and security and allowed us to incur increased indebtedness to cover the 2007 Secured Convertible Notes in addition to the outstanding indebtedness under the 2006 Secured Convertible Notes. The Consent also directed the collateral agent for the holders of the 2006 Secured Convertible Notes to consent to and to enter into an amendment and restatement of the existing security agreement and contingent license agreement so that the holders of the 2007 Secured Convertible Notes would have a pari passu position with the holders of the 2006 Secured Convertible Notes.
     The Agreement and Amendment changed the potential events of default under the 2006 Secured Convertible Notes also to include non-payment of, or default on another obligation related to, the 2007 Secured Convertible Notes; shortened the scheduled maturity date of the 2006 Secured Convertible Notes to December 13, 2007; eliminated certain Stock Payment Conditions (as defined in the 2006 Secured Convertible Notes), including the volume trading limitation, provided for the designation by ProMed Partners, L.P. of a representative, initially David B. Musket, to our Board of Directors and made further changes to the 2006 Secured Convertible Notes primarily to reflect events occurring since their issuance in January 2006.
     On January 22, 2007, we also entered into a purchase agreement and related documents, pursuant to which we sold the 2007 Secured Convertible Notes, which were initially convertible into 6,928,572 shares of our common stock, and accompanying warrants to purchase up to 4,157,143 shares of our common stock (the “2007 Purchaser Warrants”), for an aggregate consideration of approximately $4,365,000 million (before cash commission and expenses of approximately $520,000). The 2007 Secured Convertible Notes are convertible into shares of our common stock at an initial conversion price of $0.63 per share of common stock and bear interest at the rate of 15% per annum. The 2007 Purchaser Warrants, exercisable over a five year period from their date of issuance, have an exercise price of $0.63 per share. We also issued to a placement agent warrants to purchase, at any time within five years of issuance, up to 55,556 shares of our common stock at an exercise price of $0.76 per share (the “2007 Agent Warrants” and collectively with the 2007 Purchaser Warrants, the “2007 Warrants”). Both the conversion price and the exercise prices of these securities are subject to adjustment in the event of subsequent dilutive issuances, but only if our stockholders approve issuances below $0.63 per share at our Annual Meeting of Stockholders to be held on June 8, 2007 (the “Annual Meeting”).
     The 2007 Secured Convertible Notes mature December 13, 2007 and allow for payment of both principal and interest in shares of our common stock, so long as certain stock payment conditions are satisfied. The conversion price for payments to be made in stock is the lower of the then conversion price, currently $0.63, or 85% of the 10 day volume weighted average price of common stock (the “10-day VWAP”) on AMEX at the time any payment is due. No payments are due on the 2007 Secured Convertible Notes prior to June 2007. Interest is payable quarterly, in arrears, beginning in June 2007, and principal payments of $727,500 per month (assuming no prepayment or conversion by any Note holder) are due monthly beginning in July 2007. We cannot issue any shares of common stock in conversion of the 2007 Secured Convertible Notes, whether for a conversion initiated by the holders of the 2007 Secured Convertible Notes or a repayment of a portion of the 2007 Secured Convertible Notes by us, at a price below $0.63 per share unless we receive stockholder approval at our Annual Meeting for payments below that price. If we choose to prepay the 2007 Secured Convertible Notes, in whole or in part, there will be a 25% prepayment premium due.
     We must meet all of the following stock payment conditions in order to make interest and principal payments on the 2007 Secured Convertible Notes in shares of our common stock instead of cash: (i) issuance of the shares of common stock will not result in a 2007 Secured Convertible Note holder and its affiliates owning more than 9.99% of the outstanding shares of our common stock, unless waived by the holder; (ii) the number of shares to be issued to all holders of Secured Convertible Notes on a specific payment date shall not exceed 20% of the trading volume (as reported by Bloomberg) of our common stock for the period of 20 consecutive trading days ending on the trading day immediately prior to such payment date; (iii) our common stock is not selling at a price below $0.40 per share; and (iv) we have not issued any notice relating to the redemption of any warrant(s) during the 30 day period immediately prior to the payment date. We cannot make payments in shares if the effective conversion price is below $0.63 and our stockholders have not approved our issuance of shares of common stock in satisfaction of our obligations under the 2007 Secured Convertible Notes below that price at our Annual Meeting. If we are unable to make payments due in shares of common stock because we have not received stockholder approval of payments below $0.63 per share, the interest rate on the 2007 Secured Convertible Notes will be increased to 17% for the affected payments.

     While the 2007 Secured Convertible Notes are outstanding, we are restricted from incurring additional indebtedness (other than receivables financing not to exceed 80% of receivables and equipment purchase or lease financing not to exceed $200,000) and from paying cash dividends or redeeming securities. In connection with the sale of our 2007 Secured Convertible Notes, we entered into an amended and restated security agreement and an amended and restated contingent license agreement with the collateral agent, SDS Capital Group SPC, Ltd. As a result, our obligations under the 2007 Secured Convertible Notes (as well as the 2006 Secured Convertible Notes) are secured by liens against certain assets related to our NMP22 product line. The security interest covers cell lines, equipment, inventory and general intangibles related to the NMP22 product line, as well as proceeds from the sale of the product line. We also entered into an amended and restated contingent license agreement with the collateral agent granting license rights in the field of bladder cancer detection to some of our patents related to the NMP22 products, sublicense rights to patents licensed to us and used in connection with the NMP22 product line, and license rights to trademarks used exclusively in connection with the NMP22 product line. The contingent license allows the collateral agent to rely on and use the licensed patent rights if we default in our payment obligations under the Secured Promissory Notes relating to bankruptcy or similar insolvency proceedings or arrangements. The license rights will terminate upon payment in full of all amounts payable under the Secured Convertible Notes or earlier upon the expiration date of the underlying licensed patents.
     We have granted the holders of the 2007 Secured Convertible Notes or the holders of shares of our common stock issued upon conversion of the 2007 Secured Convertible Notes, either cumulatively valued at or in excess of $250,000, the right to participate in future financing transactions, up to a maximum of 50% of the new transaction. Holders of the 2007 Secured Convertible Notes may not generally exercise these rights if they have exercised similar rights under the 2006 Secured Convertible Notes. If, however, all participating holders of the Secured Convertible Notes do not elect to purchase the full 50% of a future financing transaction, then those holders who have exercised rights under only the 2006 Secured Convertible Notes or the 2007 Secured Convertible Notes will have the right to further participate based on their cumulative holdings of their other year’s Secured Convertible Notes. The holders of the 2007 Secured Convertible Notes who qualify for participation rights in our future financing transactions also have the right to exchange up to 50% of the then-held principal value of their 2007 Secured Convertible Notes for participation in the transaction, subject to an overall restriction for all holders that limits them to an aggregate of 50% of each future financing transaction.
     The 2007 Secured Convertible Notes require us to pay interest and liquidated damages and may become immediately due and payable in cash at a premium of 120% of the outstanding principal amount plus accrued interest and damages in the event we default under their terms. Potential defaults would include, among other things:
•	our failure to make payments as they become due;

•	our failure to remain listed on any of the Nasdaq Markets, New York Stock Exchange (“NYSE”) or AMEX;

•	our failure under certain circumstances to have an effective registration statement available (after a valid demand for registration) for resale of the shares upon conversion of the 2007 Secured Convertible Notes;

•	failure to timely remove restrictive legends from any stock certificates delivered upon conversion;

•	our written notice or public announcement of the intention not to issue shares upon conversion;

•	our making an assignment for the benefit of creditors, or applying for or consenting to the appointment of a receiver or trustee for a substantial portion of our property or business or that of any subsidiary;

•	bankruptcy, insolvency or similar proceedings being filed by or against us or any subsidiary;

•	a sale or disposition of substantially all our assets;

•	our default on our existing or future liabilities in excess of $250,000, including the 2006 Secured Convertible Notes; and

•	a breach of any material term of any other transaction document we entered into with the purchasers of the 2007 Secured Convertible Notes.
     Under the terms of the transaction documents for the 2007 Secured Convertible Notes, we may be required to file with the SEC a registration statement covering the shares into which the 2007 Secured Convertible Notes may be converted and the shares for which the 2007 Warrants may be exercised if the purchasers holding at least 22% of the aggregate amount of securities initially acquired in the sale of the 2007 Secured Convertible Notes, based on the conversion price in effect at the time of filing the registration statement, demand that we file such a registration statement. No demand may be made before July 22, 2007. If a demand is made, we have 90 days thereafter in which to have a registration statement declared effective (or 150 days in the event the registration statement is reviewed by the SEC). We are also obligated to keep our stock listed for trading on AMEX, NYSE or Nasdaq. If, after demand, we fail to timely register the shares we have committed to register other than if the SEC will not declare the registration statement effective due to interpretations of Rule 415 of the Securities Act of 1933, we may be subject to penalties, including payment of 1.5% of the consideration paid for the 2007 Secured Convertible Notes for each thirty day period of delay in registration. Further, we agreed to seek stockholder approval of the issuance of our common stock in satisfaction of our obligations under the 2007 Secured Convertible Notes and upon exercise of the 2007 Warrants at a conversion price or exercise price below $0.63 per share at our Annual Meeting.
     The sale of the 2007 Secured Convertible Notes and the 2007 Purchaser Warrants has been deemed to be a dilutive issuance under the terms of our 2006 Secured Convertible Notes and the 2006 Warrants. As a result, as of January 22, 2007, the 2006 Secured Convertible Notes became convertible at a price of $0.63 per share, and the exercise price of the 2006 Warrants was reduced to $0.63 per share. We had previously reserved shares sufficient to cover this adjustment in conversion price. We have calculated an additional beneficial conversion charge totaling approximately $208,000 which was recorded as a debt discount in the first quarter of 2007 and will be amortized as interest expense over the remaining life of the 2006 Secured Convertible Notes.
     The offer and sale of securities in the transaction described above was exempt from registration under the Securities Act in reliance upon Section 4(2) of the Securities Act and Regulation D promulgated thereunder, as a transaction by an issuer not involving any public offering. The recipients of securities in this transaction represented to us that they acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in this transaction.
     The proceeds of approximately $4,365,000 and the closing costs of $542,000 were allocated in the following manner:

	Allocation of	Allocation of
	Of	Associated
Instrument	Proceeds	Costs
2007 Secured Convertible Notes	$3,178,000	$395,000
2007 Purchaser Warrants	1,187,000	147,000

	$4,365,000	$542,000

     The total proceeds of $4,365,000 were allocated between the 2007 Purchaser Warrants and the 2007 Secured Convertible Notes based on their relative fair values. We valued the 2007 Purchaser Warrants using the Black-Scholes pricing model with the following assumptions: dividend yield of zero percent; expected volatility of 68%; risk free interest rate of 4.24% and a term of five years. In accordance with EITF 00-19-2, we did not record a liability associated with the registration rights from the 2007 Secured Convertible Notes since the obligation regarding the registration rights is not probable.
     Total closing costs were approximately $542,000 and included the costs associated with the 2007 Agent Warrants, which we valued at approximately $23,000 using the same method used for valuing the 2007 Purchaser Warrants. Debt issuance costs of $395,000 were allocated to the 2007 Secured Convertible Notes and have been capitalized as other assets on our condensed consolidated balance sheet and are being amortized based on the effective interest rate method over the term of the 2007 Secured Convertible Notes. The $147,000 of costs allocated to the 2007 Purchaser Warrants were deducted from the net proceeds attributable to the 2007 Purchaser Warrants.
     The difference between the effective conversion price of the 2007 Secured Convertible Notes and the fair value of our common stock on the date of issuance of the 2007 Secured Convertible Notes equals the beneficial conversion feature calculated in accordance with EITF 00-27. The first step in this calculation, as shown below divides the value allocated above to the 2007 Secured Convertible Notes by the number of shares issued upon conversion to determine the effective conversion price:

Face Value of 2007 Secured		Value Allocated to 2007 Secured
Convertible Notes	$4,365,000	Convertible Notes	$3,178,000
Shares Upon Conversion	6,928,571	Shares Upon Conversion	6,928,571
Conversion Price	$0.63	Effective Conversion Price	$0.459
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
     For the three month period ended March 31, 2007, we included $73,000, representing amortization of deferred financing costs, and $526,000, representing accretion of debt discount and beneficial conversion feature, in interest expense related to the 2007 Secured Convertible Notes.
     A summary of the accounting for the 2007 Secured Convertible Notes is as follows:

Proceeds at closing in January 2007	$4,365,000
Less:
Fair value ascribed to the 2007 Purchaser Warrants	(1,187,000)
Beneficial conversion feature calculated on date of closing and recorded as debt discount	(1,670,000)

Carrying value at closing in January 2007	1,508,000
Add back:
Cumulative principal payments made in stock	—
Cumulative amortization of debt discount and beneficial conversion features	526,000

Balance, March 31, 2007	$2,034,000

     Minimum future payments on the debt are as follows:

Total payments	$4,811,000

Less: Portion related to periodic interest payments	(446,000)
Non-cash interest related to debt discount	(2,331,000)

Balance, March 31, 2007	$2,034,000

Current portion	$2,034,000
6. Stock-Based Compensation
     Effective January 1, 2006, we adopted the provisions of SFAS 123R, which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123R, stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant).
     The effect of recording stock-based compensation expense in our consolidated statement of operations for the three months ended March 31, 2006 and 2007 was as follows:

	2006	2007
Cost of product sales	$1,519	$2,115
Research & development and clinical & regulatory expense	8,607	6,665
Selling, general and administrative expense	44,245	37,920

Stock-based compensation expense included in net loss	$54,371	$46,700

     Stock option activity for the quarter ended March 31, 2007 is summarized as follows:

		Weighted Average
		Exercise Price Per
	Number of Options	Share
Options outstanding, December 31, 2006	2,947,767	$1.92
Granted	26,666	0.70
Exercised	—	—
Terminated	(72,327)	0.86

Options outstanding, March 31, 2007	2,902,106	$1.93

Restricted Stock and Restricted Stock Units
     Restricted stock and restricted stock unit activity for the quarter ended March 31, 2007 is summarized as follows:

Number of Shares/Units
Unvested at December 31, 2006	474,352
Granted	142,251
Vested	(89,857)
Forfeitures	(13,532)

Unvested at March 31, 2007	513,214

Weighted average fair value of restricted stock and restricted stock units granted in 2007	$0.56
7. Contingencies
     Intellectual Property Rights
     Our NMP22 BladderChek Test is a point-of-care device which may infringe the intellectual property rights of third parties. In August 2004, we entered into a license agreement, effective as of April 1, 2004, with one holder of such patent rights, Abbott Laboratories. On November 3, 2006, we executed a supply agreement with Inverness Medical Innovations, Inc. (“Inverness”), which holds substantial patent rights in the lateral flow area covering the professional field, which includes licensed health care providers and diagnostic laboratories. As part of this agreement, we have secured protection from claims by Inverness of infringement of its lateral flow patent rights for products we purchase from Inverness and resell in the professional field. Inverness has also agreed not to sue us, our resellers, distributors and end-customers for infringement of these lateral flow patent rights for products sold prior to November 3, 2006, the date of our agreement with Inverness. We do not expect our future profit margins to be significantly affected by this new supply agreement. We may need to secure additional licenses or other similar rights to lateral flow technology in the United States or elsewhere. If we are required to obtain additional licenses, we can not currently estimate the extent of any liabilities we may incur or whether future profit margins will be significantly affected by the arrangements we may negotiate.
8. Accrued Expenses
     Accrued expenses consist of the following :

	December 31,	March 31,
	2006	2007
Payroll and related costs	$659,809	$751,503
Professional fees	218,865	297,675
Interest on secured convertible Notes	889,844	291,590
Royalties	203,236	133,750
Deferred offering	10,402	229,317
Other	390,850	384,716

	$2,373,006	$2,088,551

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     This Quarterly Report on Form 10-Q, our other reports and communications to our security holders, as well as oral statements made by our officers or agents may contain forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In particular, certain statements contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” constitute forward-looking statements. Also, statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance or the outcome of litigation (often, but not always, using words or phrases such as “believes,” “expects” or “does not expect,” “is expected,” “anticipates” or “does not anticipate” or “intends” or stating that certain actions, events or results “may,” “could,” “would,” “might” or “will” be taken or achieved) are not statements of historical fact and are “forward-looking statements”. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements or developments in our business or industry, to differ materially from the anticipated results, performance, achievements or developments expressed or implied by such forward-looking statements. Such risks and uncertainties include the factors set forth in “Risk Factors” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and in our other reports filed with the SEC. Readers should not place undue reliance on any such forward-looking statements, which speak only as of the date they are made. Forward-looking statements are based on our management’s current plans, estimates, opinions and projections, and we assume no obligation to update forward-looking statements if assumptions regarding these plans, estimates, opinions or projections should change. This discussion should be read in conjunction with the consolidated financial statements and related Notes for the periods specified. Further reference should be made to our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed with the SEC on March 27, 2007 (File No. 001-12128).
Overview
     At March 31, 2007, we had cash and cash equivalents of $2.9 million and negative working capital of $2.5 million. In order to continue our operations, we will need to obtain additional funding prior to the end of our second fiscal quarter. A failure to adequately finance the Company would have a material adverse impact on our ability to continue to operate as a going concern. We are exploring a range of financing and strategic alternatives.
     We have been unprofitable since inception and expect to incur significant additional operating losses during at least the next two years. We do not expect to achieve profitability until we greatly expand the number of physicians using our NMP22 BladderChek Test product, increase their rate of usage of that test or develop other sources of revenues from our collaboration and research and development projects. For the period from our inception until March 31, 2007, we incurred a cumulative net loss of approximately $114 million.

     To provide funds to support our direct sales force and our ongoing research and development efforts, we raised additional capital in each of the past three years. In January 2007, we sold the 2007 Secured Convertible Notes and accompanying 2007 Purchaser Warrants for an aggregate consideration of approximately $4.36 million (before cash commission and expenses of approximately $520,000). The 2007 Secured Convertible Notes are initially convertible into 6,928,572 shares of our common stock and the 2007 Purchaser Warrants to purchase up to 4,157,143 shares of our common stock, both at a price of $0.63 per share. We also issued placement agent warrants to purchase up to 55,556 shares of our common stock at a price of $0.76 per share. The conversion price of the 2007 Secured Convertible Notes and the exercise price of the 2007 Warrants are subject to adjustment in the event of subsequent dilutive issuances, but only if our stockholders approve issuances below $0.63 per share at our Annual Meeting.
     In April 2007 when our share price had temporarily dipped below $0.40 per share, we agreed with the holders of the 90% of our 2006 Secured Convertible Notes to defer the payments then due until May 13, 2007. The maturity date for all of our 2006 and 2007 Secured Convertible Notes is December 13, 2007. Between March 31, 2007 and December 13, 2007, assuming no optional conversions by the holders, we will have to pay an aggregate of $10.7 million in principal and interest. While we have made all payments to date on the 2006 Secured Convertible Notes in shares of our common stock, it is unlikely that we will be able to continue to do so and we expect we will have to make substantial portions of the payments due on the Secured Convertible Notes in fiscal 2007 in cash.
     AMEX, the exchange where our common stock is currently listed, maintains standards and requirements for initial and continued listing of securities. In September 2006, we received notice from AMEX that we were not in compliance with certain continued listing standards relative to maintenance of stockholders’ equity and profitability. In October 2006, we submitted to AMEX a plan of proposed action we believe will bring us into compliance with applicable listing standards no later than March 21, 2008, and in December 2006, we received notice that AMEX had accepted our plan. AMEX may initiate delisting procedures against us if we do not make progress consistent with our plan during the plan period or if we are not in compliance with applicable listing standards at the end of the plan period. A delisting of the shares of our common stock would violate terms of our various financing documents and make it more difficult for us to raise additional capital.
     Our most important source of revenue and revenue growth in the near term is our NMP22 BladderChek Test, a point-of-care test product developed by our scientists based upon our proprietary NMP technology. Our own sales forces, based in the U.S. and Germany, sell our NMP22 BladderChek Test directly to physicians. The primary market for this product has been urologists, but we have expanded our market to include sales to gynecologists and to other types of physicians in Germany and expect to broaden our target user base in the U.S. in the future. Distributors sell our NMP22 BladderChek Test in countries other than the U.S. and Germany. In November 2006, we signed a distribution agreement with Inverness whereby we appointed Inverness as our exclusive distributor for any future non-prescription, over-the-counter (“OTC”) sale of our NMP22 BladderChek Test in the United States. We expect to collaborate with Inverness in assessing the market opportunity, with a goal of submitting a regulatory filing seeking approval from the U.S. Food and Drug Administration (“FDA”) to distribute and sell this test as a non-prescription or OTC test.
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
     We are continuing our collaboration with Sysmex, based in Kobe, Japan, a leading manufacturer of automated laboratory instruments in the field of cervical cell (also known as “Pap smear”) testing. We are also continuing the development of our core diagnostic technology in the field of breast cancer.

Results of Operations
     Quarter Ended March 31, 2006 (“Q1 2006”) Compared with Quarter Ended March 31, 2007 (“Q1 2007”)
Revenues

	Q1 2006	Q1 2007	$ Change	% Change
Product Sales (net of allowances):
NMP22 BladderChek Test Sales	$2,387,000	$2,792,000	$405,000	17%
NMP22 Lab Test Kit Sales	252,000	343,000	91,000	36%
Other Product Sales	240,000	247,000	7,000	3%

Total Product Sales	2,879,000	3,382,000	503,000	17%

Alliance and Collaboration Revenue	29,000	32,000	3,000	10%

Total Revenue	$2,908,000	$3,414,000	$506,000	17%

     The increase in revenue in the first quarter of 2007 compared to the first quarter of 2006 in our NMP22 BladderChek Test is the result of $252,000 in increased sales and a $153,000 favorable exchange rate impact. The $252,000 increase in NMP22 BladderChek Test sales consists of $46,000 related to an increase in the average revenue per test and a $206,000 increase in the volume of tests sold. The average revenue per test increased in 2007 over the same period in 2006 due to more favorable customer mix in the markets where we sell directly and the markets where we sell to distributors, since the price at which we sell to distributors is lower than we sell directly to customers. The increase in volume is due to an increase of $430,000 in markets where we sell directly offset by a $224,000 decrease in markets where we sell to distributors. This $224,000 decrease arises in large part because in the first quarter of 2006, we recognized $150,000 of revenue from sales to distributors which had previously been in deferred revenue, compared to $0 which we recognized in the first quarter of 2007 from such distributors. NMP22 BladderChek Test sales accounted for approximately 90% and 89% of sales in the NMP22 product line in the first quarters of 2006 and 2007, respectively. The increase in revenue from our NMP22 Lab Test Kit sales is the result of an $80,000 increase, principally the result of increased average selling prices, and a $11,000 favorable exchange rate impact.
     The increase in revenue from our non-NMP22 products (listed in the table above as Other Product Sales) is mainly due to an increase in the sales volume of third party allergy products in Germany. Because our selling efforts are so highly focused on BladderChek Test sales in Germany, we expect our Other Product Sales will generally decline over time and ultimately become insignificant to our revenues.
     When we have sufficient history to estimate product returns for a distributor, we recognize revenue when we ship our NMP22 BladderChek Tests to that distributor. In first quarter of 2007, we sold approximately $36,000 of our NMP22 BladderChek Tests to distributors for which we had sufficient history to estimate returns and approximately $24,000 to distributors for which we did not have such history. Accordingly, $24,000 of shipments were recorded as deferred revenue and will be recognized as revenue when the distributor reports to us that it no longer has the product, when we determine the shelf life of the product has expired (each indicating that the possibility of return is remote) or after we have ten quarters of experience with an individual distributor. At December 31, 2006 and March 31, 2007, $91,000 and $91,000 remained in deferred product revenue, respectively. See “Critical Accounting Policies and Estimates” for a description of our revenue recognition policy.
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
     Deferred revenue consists of the following:

	December 31, 2006	March 31, 2007	$ Change	% Change
Alliance and Collaboration revenue	$706,000	$699,000	$(7,000)	(1%)
Deferred product revenue	91,000	91,000	—	—

	$797,000	$790,000	$(7,000)	(0.9%)

     Although the deferred product revenue balance was consistent from December 31, 2006 to March 31, 2007, unless we change distributors or add significant new distributors, we expect our deferred product revenue will decrease in the future.

Cost of Product Sales

	Q1 2006	Q1 2007	$ Change	% Change
Product Sales	$2,879,000	$3,382,000	$503,000	17%
Cost of Product Sales	790,000	759,000	(31,000)	(4%)

Gross Profit on Product Sales	$2,089,000	$2,623,000	$534,000	26%

Gross Profit Margin on Product Sales	73%	78%
Cost of Product Sales as a % of Product Sales	27%	22%
     Cost of product sales includes payroll-related expenses related to employees involved in the production of our products, product materials, rent and related expenses allocated to employees involved in the production of our products, supplies, depreciation of fixed assets used in production as well as royalties paid to third parties. Gross profit on product sales is calculated by deducting the cost of product sales from product sales. The decrease in cost of product sales on a percentage basis and the increase in our gross profit margin on product sales is largely the result of increased average selling prices due to favorable customer mix.
Research & Development and Clinical & Regulatory Expenses

	Q1 2006	Q1 2007	$ Change	% Change
Research & development and clinical & regulatory expenses	$831,000	$640,000	$(191,000)	(23%)
     Research & development and clinical & regulatory expenses include the salaries and related overhead of our research and clinical personnel, laboratory supplies, payments to third parties and sites to help us execute clinical trials, depreciation of research related equipment, legal expenses related to filing and prosecuting patents, other direct expenses and an allocation of our occupancy and related expenses based on the square footage occupied by our research & development staff, their laboratories and clinical & regulatory staff. Research & development and clinical & regulatory expenses decreased in the first quarter of 2007 compared to the first quarter of 2006 primarily due to a $73,000 decrease in payroll costs, a $52,000 decrease in supply costs, a $52,000 decrease in patent-related expenses, an $8,000 decrease in utility costs, and a $5,000 decrease in site-payment costs.
Selling, General and Administrative Expenses
(“SG&A”)

	Q1 2006	Q1 2007	$ Change	% Change
Gross Profit on Product Sales	$2,089,000	$2,623,000	$534,000	26%
SG&A	3,484,000	4,036,000	552,000	16%
SG&A as % of Gross Profit on Product Sales	167%	154%
     SG&A increased in the first quarter of 2007 compared to the first quarter of 2006 primarily due to a $156,000 increase in sales-related marketing expense, a $113,000 increase in payroll costs resulting from increased headcount, mainly to support direct sales efforts, a $105,000 increase in consulting costs, a $104,000 unfavorable currency exchange rate impact on non-US SG&A and a $49,000 increase in professional fees.
     We believe that our SG&A as a percentage of our gross profit on product sales from comparative periods provides a useful measure of our performance. We expect the growth in gross profit on product sales in the future to exceed the growth in SG&A, and that SG&A as a percent of our gross profit on product sales should continue to decline.

Operating Loss

	Q1 2006	Q1 2007	$ Change	% Change
Operating Loss	$2,197,000	$2,022,000	$(175,000)	(8%)
     The operating loss in the first quarter of 2007 decreased as compared to the same period in 2006 primarily due to the decrease in research & development and clinical & regulatory expenses as well as the increase in total revenue discussed above.
Interest Income

	Q1 2006	Q1 2007	$ Change	% Change
Interest Income	$42,000	$23,000	$(19,000)	(45%)
     Interest income decreased in the first quarter of 2007 compared to the first quarter of 2006 due to a decrease in the average daily cash balances, partially offset by higher interest rates during the first quarter of 2007.
Interest Expense

	Q1 2006	Q1 2007	$ Change	% Change
Interest Related to Convertible Debentures and Secured Convertible Notes:
Interest on Debt	$233,000	$326,000	$93,000	40%
Non-Cash Charges to Interest Expense	680,000	1,814,000	1,134,000	167%

Total	$913,000	$2,140,000	$1,227,000	134%

Interest Related to Other Debt:
Interest Paid in Cash	$—	$5,000	$5,000	100%

Total Interest Expense	$913,000	$2,145,000	$1,232,000	135%

     Interest on debt consists primarily of interest accrued or paid in the quarter related to our Secured Convertible Notes. For the first quarter of 2006, interest on debt was attributable primarily to our 2006 Secured Convertible Notes. In the first quarter of 2007, interest on debt was attributable to both the 2006 Secured Convertible Notes and 2007 Secured Convertible Notes, which resulted in a larger outstanding debt balance. In January 2007, we issued shares of our common stock in payment of approximately $925,000 of interest on the 2006 Secured Convertible Notes, of which $890,000 had been accrued through December 31, 2006.
     The non-cash charges increased over the first quarter of 2006 primarily due to the increase in non-cash interest charges related to the Secured Convertible Notes, as further described below.
2007 Secured Convertible Notes
     In January 2007, we sold our 2007 Secured Convertible Notes and recorded approximately $3,253,000 of related non-cash charges which are being recorded in our statement of operations through December 2007, the life of the debt. As of March 31, 2007, approximately $598,000 of the $3,253,000 of non-cash charges and deferred financing costs have been amortized and recorded as interest expense and the remaining $2,655,000 is scheduled to be amortized using the effective interest rate method over the remaining quarters through the final payment due date in December 2007.
     Non-cash charges to interest expense in the first quarter of 2007 related to the 2007 Secured Convertible Notes and consisted of:
•	$73,000 of amortized deferred financing costs, which reduced the original $395,000 balance of deferred financing costs to $322,000 at March 31, 2007 and

•	$526,000 of amortized debt discount, which reduced the $2,857,000 of debt discount to $2,331,000 at March 31, 2007.

     The following table demonstrates the accounting for the 2007 Secured Convertible Notes and related discounts from the date of issuance, January 22,2007, to March 31, 2007;

Value of Notes
Principal Value 2007 Secured Convertible Notes	$4,365,000
Discounts Recorded in 2007	(2,857,000)
2007 Amortization of Discounts	526,000
Interest and Principal Payments in Stock	—

Carrying Value of 2007 Secured Convertible Notes at 3/31/07	$2,034,000

2006 Secured Convertible Notes
     In January 2006, we sold our 2006 Secured Convertible Notes and recorded approximately $6,001,000 of related non-cash charges which are being recorded in our statement of operations through December 2007. As a result of the issuance of the 2007 Secured Convertible Notes, we recorded an additional beneficial conversion feature of approximately $208,000 on the 2006 Secured Convertible Notes in the first quarter of 2007. These additional non-cash charges are being recorded in our statement of operations through December 2007. As of March 31, 2007, approximately $3,644,000 of the $6,209,000 non-cash charges and deferred financing costs have been amortized and recorded as interest expense and the remaining $2,565,000 will be amortized using the effective interest rate method over the remaining quarters through December 2007. On January 22, 2007 the scheduled maturity date for the 2006 Secured Convertible Notes was shortened to December 13, 2007.
     Non-cash charges to interest expense in the first quarter of 2007 related to the 2006 Secured Convertible Notes and consisted of:
•	$116,000 of amortized deferred financing costs, which contributed to the reduction of the original $912,000 of deferred financing costs to $377,000 at March 31, 2007;

•	$770,000 of amortized debt discount, which contributed to the reduction of the $5,296,000 of debt discount to $2,188,000 at March 31, 2007; and

•	$329,000 of non-cash charges to record the discount from fair value when making the principal and interest repayments on the 2006 Secured Convertible Notes in stock rather than cash.
     The following table demonstrates the accounting for the 2006 Secured Convertible Notes and related discounts from the date of issuance, January 13, 2006, through March 31, 2007.

Value of Notes
Principal Value of Debt	$6,998,000
Discounts Recorded in 2006	(5,089,000)
2006 Amortization of Discounts	2,338,000
Interest and Principal Payments in Stock	(880,000)

Carrying Value of Debt at 12/31/06	$3,367,000

Discounts Recorded in 2007	(208,000)
2007 Amortization of Discounts	770,000
Payment in Stock	(862,000)

Carrying Value of Debt at 3/31/07	$3,067,000

March 2003 Convertible Debentures
     We completed a $5.0 million private placement of the Convertible Debentures in March 2003 and, subsequent to issuance, recorded an additional $4.6 million of non-cash charges related to the Convertible Debentures which were charged to our income statement through March 31, 2006. All of the non-cash charges and deferred financing costs have been amortized and charged as interest expense as this debenture was fully repaid as of March 31, 2006.
     Non-cash charges to interest expense for 2006 related to the Convertible Debentures consisted of:

•	$7,000 of amortized deferred financing costs, which contributed to the reduction of the $475,000 deferred financing costs to $0 at March 31, 2006;

•	$132,000 of non-cash charges to record the discount from fair value when making the principal and interest repayments on the Convertible Debentures in stock rather than cash; and

•	$134,000 of amortized debt discount, which contributed to the reduction of the $4,558,000 of debt discount on our $5,000,000 Note to $0 at March 31, 2006. This debt discount comprises the following: the fair value allocated to the warrants issued in conjunction with the Convertible Debenture: the charge to account for the beneficial conversion feature recorded at the date the Convertible Debenture was entered into: and additional charges to account for the beneficial conversion feature recorded in the fourth quarter of 2003, the first quarter of 2004 and the first quarter of 2005 as a result of the triggering of the anti-dilution protection provisions.
     The following table demonstrates the accounting for the Convertible Debentures and related discounts during 2003, 2004, 2005 and 2006 and the resulting balance at March 31, 2006, at which point the Convertible Debentures had been fully repaid.

Value of Debentures
Principal Value of Debenture	$5,000,000
Discounts Recorded in 2003	(2,777,000)
2003 Amortization of Discounts	644,000

Carrying Value of Debenture at 12/31/2003	$2,867,000

Discounts Recorded in 2004	(1,339,000)
2004 Amortization of Discounts	2,150,000
Payment in Stock	(1,923,000)

Carrying Value of Debenture at 12/31/2004	$1,755,000

Discounts Recorded in 2005	(442,000)
2005 Amortization of Discounts	1,630,000
Payment in Stock	(2,308,000)

Carrying Value of Debenture at 12/31/05	$635,000

2006 Amortization of Discounts	134,000
Payment in Stock	(769,000)

Carrying Value of Debenture at 3/31/06	$—

Mark-to-Market Adjustment From Registration Rights

	Q1 2006	Q1 2007	$ Change	% Change
Mark-to-market adjustment from registration rights	$24,000	$—	$(24,000)	(100%)
     Mark-to-market adjustment from registration rights represents the change in the estimated fair value of the registration rights liability associated with our sale of the 2006 Secured Convertible Notes.
Net Loss

	Q1 2006	Q1 2007	$ Change	% Change
Net Loss	$3,093,000	$4,144,000	$1,051,000	34%

     Net loss increased in the first quarter of 2007 as compared to the same period in 2006 primarily due to increased SG&A expenses as well as increased non-cash interest charges related to the Secured Convertible Notes, partially offset by the increase in revenues and gross profits on product sales.
Research and Development Programs
     Our primary research focus is on the identification of proteins in the body which are associated with or created by cancerous processes and which, when measured, can provide useful medical information to physicians. During the first quarter 2007, we focused our development efforts on our breast cancer program, as we have since 2004. We expect to continue to assess our progress in the breast cancer program, as in conjunction with our current financial condition we determine what resources to devote to various research and development efforts in the future.
Liquidity and Capital Resources
     Our operating activities used cash in both the first three months of 2006 and 2007 primarily to fund our net losses excluding non-cash charges. The non-cash charges comprise primarily depreciation and amortization expenses, and amortization of debt discounts and deferred charges related to our Secured Convertible Notes.
Summary Cash Flow

	Three Months	Three Months
	Ended	Ended
	March 31, 2006	March 31, 2007
Net Loss	$(3,093,000)	$(4,144,000)
Non-cash Charges	1,107,000	3,167,000
Changes in Assets and Liabilities	213,000	(1,429,000)

Net Operating Uses	(1,773,000)	(2,406,000)
Net Investment Uses	(69,000)	(14,000)
Net Financing Sources	6,177,000	3,841,000
Foreign exchange effect	23,000	13,000

Change in cash and cash equivalents	$4,358,000	$1,434,000

     We expect that the Days Sales Outstanding (“DSO”) (which includes only accounts receivable from physicians to whom we have sold the NMP22 BladderChek Test) is likely to be higher in the future than the 35 days reported at March 31, 2007. Our DSO calculation at March 31, 2006 was 40 days. We expect U.S. direct-to-physician revenues as a percentage of total revenues to increase and, since our DSO on U.S. direct-to-physician sales was 40 days, we expect our average DSO to increase as U.S. sales become a larger percent of our total.
     We do not include in our DSO calculation any amount due from or any shipments to distributors of our NMP22 BladderChek Test because historically, we have not recognized revenue upon shipment to distributors because we lacked sufficient history with these distributors to estimate returns. Unpaid amounts due from distributors are included in accounts receivable on our balance sheets even if we have not recorded revenue from them. We also exclude from our DSO calculation any accounts receivable resulting from a non-revenue source, such as receivables due from a supplier. For the three month period ended March 31, 2006, we excluded a $130,000 reimbursement due from a supplier from our DSO calculation. This supplier receivable was paid in full in 2006. We did not have any non-revenue source transactions in accounts receivable for the three month period ending March 31, 2007.
     When we include amounts due from and any shipments to distributors of our NMP22 BladderChek Test or other products our DSO at March 31, 2007 was 39 days compared to 40 days at March 31, 2006.
     Based on our negative working capital at March 31, 2007 of $2,509,000, and our current forecast of cash utilization, we expect to be able to fund our operations into the second quarter of 2007, provided that we are able to pay interest and principal on our 2006 Secured Convertible Notes in stock as we did in January, February and March of 2007. We will, as we deem necessary or prudent, continue to seek to raise additional capital through various financing alternatives, including equity or debenture financings, issuances of securities convertible into equity and corporate partnering arrangements. However, we may not be able to raise needed capital on terms that are acceptable to us, or at all. There can be no assurance that capital will be available on terms acceptable to us, if at all. If we are unable to raise sufficient capital to fund our operations, we may be forced to pursue other strategic alternatives.
     Due to our issuance of the 2007 Secured Convertible Notes, we have substantially increased our indebtedness to approximately $9.7 million as of March 31, 2007. As shown in the following table, the Secured Convertible Notes comprise over 99% of our indebtedness at that date:

		Conversions and
	Original Issuance	Repayments	Outstanding
2006 Secured Convertible Notes	$6,998,000	$1,742,000	$5,256,000
2007 Secured Convertible Notes	$4,365,000	—	4,365,000
Other indebtedness	—	—	40,000

			$9,661,000

     The maturity date for all of our 2006 and 2007 Secured Convertible Notes is December 13, 2007. Between March 31, 2007 and December 13, 2007, assuming no optional conversions by the holders, we will have to pay an aggregate of $10.7 million in principal and interest. While we have made all payments to date on the 2006 Secured Convertible Notes in shares of our common stock, it is unlikely that we will be able to continue to make all payments due on the Secured Convertible Notes in stock, (as it is unlikely that we will continue to meet all of the applicable stock payment conditions for the duration of the term of these Notes) and we expect we will have to make substantial portions of the payments due on the Secured Convertible Notes in fiscal 2007 in cash. We need to comply with all stock payment conditions of the Secured Convertible Notes in order to make payments in shares of our common stock. Those stock payment conditions include a requirement that our common stock be selling at $0.40 per share or higher. When our share price had temporarily dipped below $0.40 in April 2007, we agreed with the holders of over 90% of our 2006 Secured Convertible Notes to defer the payments then due until May 13, 2007. We may not be able to comply with this stock payment condition at the time future payments are due. In addition, we may not be able to comply with other stock payment conditions, including a volume trading limitation which prohibits us from making payment in stock if the number of shares to be issued to all holders of Secured Convertibles Notes on a specific payment date would exceed 20% of the trading volume for the period of 20 consecutive trading days immediately prior to the payment date. Our recent trading volume has averaged only 88,465 per day during the first quarter of 2007. If that low trading volume were to persist, unless we are able to renegotiate payment terms with the holders of the 2007 Secured Convertible Notes, we expect that we will have to make all payments due to those holders in cash.
     The terms of our existing securities greatly restrict our future financing options. The terms of our Series A Preferred Stock imposes a limitation on indebtedness not outstanding on March 4, 2005 in excess of $12,000,000, except in limited forms. While our Secured Convertible Notes are outstanding, we also have restrictions on incurring additional indebtedness (other than receivables financing not to exceed 80% of our receivables and equipment purchase or lease financing not to exceed $200,000), as well as restrictions on our payment of cash dividends and redemption of securities. Moreover, we have granted to a collateral agent on behalf of the holders of the Secured Convertible Notes a security interest in collateral including some cell lines, equipment, inventory and general intangibles related to our NMP22 product line, as well as proceeds from any sale of the product line. We also granted contingent license rights to the collateral agent on behalf of the holders of the Secured Convertible Notes in the field of bladder cancer detection to some of our patents related to the NMP22 products, sublicense rights to patents licensed to us and used in connection with the NMP22 product line, and license rights to trademarks used exclusively in connection with the NMP22 product line. The NMP22 product line, portions of which serve as collateral for the Secured Convertible Notes, includes all of our currently commercialized products. The agreements reflecting the collateral and license arrangements contain restrictions on our sale or abandonment of the collateral and the patent rights. Further, these agreements afford the collateral agent the right to assume control of and sell the collateral and to use the license rights exclusively within the field of bladder cancer detection in the event of our default in our obligations under the Secured Convertible Notes. If we default on these obligations, and the collateral is sold, we will lose our primary source of operating income, which would have a material adverse effect on our business and would severely jeopardize our ability to continue operations.
     As of March 31, 2007, we had $2.9 million of cash and cash equivalents, negative working capital of $2.5 million and a net loss of $4.1 million in the fiscal quarter ended March 31, 2007, all of which raises substantial doubt about our ability to continue as a going concern. Excluding all obligations which could potentially be paid in stock we had working capital of $2.6 million at March 31, 2007. If we do not receive an adequate amount of additional financing in the future or such financing does not occur on a timely basis, we will be required to curtail our expenses by reducing research and/or marketing or by taking other steps that could hurt our future performance, including but not limited to, the premature sale of some or all of our assets or product lines on undesirable terms, merger with or acquisition by another company on unsatisfactory terms or the cessation of operations. Any of the foregoing steps may have a material adverse effect on our business, financial condition and results of operations. If we raise funds on unfavorable terms, we may provide rights and preferences to new investors that are not available to our current stockholders or debt holders. For example, we granted contingent license rights to portions of our patent portfolio to a collateral agent, on behalf of the holders of Secured Convertible Notes, and we have granted preferences upon liquidation to holders of our Series A Preferred Stock. These types of rights and preferences provide a more secure investment position to the holders of these securities than our common stock investors enjoy. In addition, our existing financing arrangements contain anti-dilution protection provisions which may require us to issue additional securities if certain conditions are met. Any future equity financings or retirements of debentures with common stock will dilute the ownership interest of our existing investors and may have an adverse impact on the price of our common stock.
     In September 2006, we received notice from AMEX that we were not in compliance with certain continued listing standards relative to maintenance of stockholders’ equity and profitability. In October 2006, we submitted to AMEX a plan of proposed actions we believe will bring us into compliance with applicable listing standards no later than March 21, 2008 and in December 2006 we received notice that AMEX had accepted our plan. AMEX may initiate delisting procedures against us if we do not make progress consistent with the plan during the plan period or we are not in compliance with applicable listing standards at the end of the plan period. Delisting of shares of our common stock would violate terms of our various financing documents, could result in the declaration of an event of default in our Secured Convertible Notes and could cause holders to seek to recover potential damages from us. In addition, any suspension of trading or delisting of our shares could make it more difficult for us to raise needed additional capital on terms acceptable to us or at all. Further, suspension of trading or delisting of our shares could seriously impair the ability of our stockholders to sell shares of our stock.
     Any future equity or convertible debenture financings will dilute the ownership interest of our existing investors and may have an adverse impact on the price of our common stock. The table below includes shares which have been reserved under the various agreements and plans we have outstanding and include shares reserved for contingencies which have not yet occurred (such as future declines in the price of our common stock). As of March 31, 2007, the total shares reserved were:

		Conversion
		Or Exercise Price
Security	Common Shares	Low	High
Common stock outstanding	60,014,000	—	—
Stock reserved for 2006 Secured Convertible Notes	13,105,000	$.40	$.63
Stock reserved for 2007 Secured Convertible Notes	7,497,000	.63	.63
Stock reserved for warrant exercises	21,639,000	.63	2.70
Stock reserved for potential warrant shares	631,000	.01	.01
Stock reserved for outstanding stock options and restricted stock units	2,981,000	.55	8.06
Stock available for issuance under stock plans	4,815,000	—	—
Stock reserved for Series A Preferred Stock	1,023,000	.70	.70

Total	111,705,000

     The table above includes shares for converting the Series A Preferred Stock and for paying interest on and repaying the principal of our 2006 Secured Convertible Notes. We plan to use our common stock to pay interest and repay principal on the 2006 Secured Convertible Notes so long as we meet the applicable stock payment conditions. This use of our common stock will result in further dilution. Also included in the table above are shares currently reserved for conversion of the 2007 Secured Convertible Notes at the initial conversion price of $0.63 per share, for the 2007 Warrants at their initial exercise prices and for payment of interest in shares up to a maximum of 568,432 shares. If our stockholders approve issuances below $0.63 per share to satisfy our obligations under the 2007 Secured Convertible Notes and upon exercise of the 2007 Warrants at our Annual Meeting, we would have to increase the number of shares reserved for these securities.
     Financings
     See Notes 4 and 5 to the Unaudited Condensed Consolidated Financial Statements for additional information on our financing transactions.

Contractual Obligations
     Our future commitments as of March 31, 2007 are as follows:

			Payment Due by Period
		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years
Operating Lease Arrangements	$2,247,000	$651,000	$1,195,000	$401,000	$—
Capital Lease Arrangements	50,000	24,000	26,000	—	—
Debenture Obligations	10,673,000	10,673,000	—	—	—
Purchase Commitments	1,427,000	391,000	1,036,000
Service Agreement Commitments	27,000	22,000	5,000

Total	$14,424,000	$11,761,000	$2,262,000	$401,000	$—

     The $10.7 million of debenture obligations reflected in the above table primarily consist of $5.3 million of principal payments and $606,000 of interest on the 2006 Secured Convertible Notes as well as $4.4 million of principal payments and $446,000 of interest on the 2007 Secured Convertible Notes.
     On November 3, 2006, we executed a supply agreement with Inverness which contains purchase commitments for our NMP22 BladderChek Test totaling approximately $1,684,000 over the first two years of the agreement. For the three month period ended March 31, 2007, we purchased $257,000 of the NMP22 BladderChek Test from Inverness.
     Service agreement commitments include primarily service and maintenance contracts related to manufacturing and research operations and equipment. The majority of the service agreement commitments do not extend past one year and no commitment exceeds $5,000 for any single vendor.
     The $2.2 million of operating lease arrangements reflected in the above table primarily consist of $1.6 million for the lease agreement for our corporate headquarters in Newton, Massachusetts which expires in December 2010 as well as $371,000 for the lease agreement for our office in Freiburg, Germany which expires in January 2011.
     We have no material capital expenditure commitments.
     Our intention is to pay the interest and principal on our Secured Convertible Notes in stock so long as we meet the applicable stock payment conditions. However, it is unlikely that we will be able to make all payments through maturity in stock and we will likely have to make some of these payments in cash.
Off-Balance Sheet Arrangements
     We have not created, and are not party to, any special-purpose or off-balance sheet entities for purpose of raising capital, incurring debentures or opening parts of our business that are not consolidated (to the extent of our ownership interest therein) into our financial statements. However, since inception, we have raised capital through issuance of common stock, preferred stock, convertible debenture and secured convertible Notes. All those arrangements include issuance of warrants. Warrants are instruments that qualify as off-balance sheet arrangements. We have provided further details about those arrangements in Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.
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
     We believe that the accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2006 are critical to understanding our business, results of operations and financial condition because they involve significant judgments and estimates used in the preparation of our Consolidated Financial Statements. An accounting policy is deemed to be critical if it requires a judgment of accounting estimate to be made based on assumptions about matters that are highly uncertain, and if different estimates that could have been used, or if changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact our Consolidated Financial Statements. We reviewed our policies and determined that those policies remain our critical accounting policies for the three months ended March 31, 2007
Recent Accounting Pronouncements
     We adopted the provisions of Financial Accounting Standards Board FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109, on January 1, 2007. This interpretation prescribes new methodology by which we must measure, report, present, and disclose in our financial statements the effects of any uncertain tax return reporting positions that we have taken or expect to take. The interpretation requires financial statement reporting of the expected future tax consequences of uncertain tax return reporting positions on the presumption that all relevant tax authorities possess full knowledge of the tax reporting positions as well as all of the pertinent facts and circumstances, but it prohibits any discounting of these effects for the time value of money. In addition, the interpretation also mandates expanded financial statement disclosure about uncertainty in tax reporting positions. The adoption of FIN48 did not have a material effect on our financial position, results of operations or cash flows.
     In February 2007, the FASB issued SFAS 159, which is effective for fiscal years beginning after November 15, 2007. This statement permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. We are currently evaluating the potential impact of this statement.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
     Investment Portfolio. We own financial instruments that are sensitive to market and interest rate risks as part of our investment portfolio. The investment portfolio is used to preserve our capital until it is required to fund operations including our research and development activities. None of these market risk sensitive instruments is held for trading purposes. Our investment policy prohibits investing in derivatives. The interest rate on our Secured Convertible Notes is fixed, but we may have to pay interest on the 2007 Secured Convertible Notes at a higher fixed interest rate under certain circumstances. See Note 5 of the Notes to Unaudited Condensed Consolidated Financial Statements, contained in Item 1 above. Please read this paragraph in conjunction with Note 1 of Notes to Consolidated Financial Statements – “Operations and Significant Accounting Policies” of our Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on March 27, 2007 (File No. 001-12128).
     We invest our cash in securities classified as cash and cash equivalents. At March 31, 2007, these securities totaled $2.9 million and included money market accounts. Changes in interest rates affect the investment income we earn on our investments and, therefore, impact our cash flows and results of operations. A hypothetical 50 basis point decrease in interest rates would result in a decrease in annual interest income and a corresponding increase in net loss of approximately $3,000 for the period ended March 31, 2007
     Foreign Exchange. The financial statements of Matritech GmbH are translated in accordance with SFAS No. 52, Foreign Currency Translation. The functional currency of our foreign subsidiary is the local currency (euro), and accordingly, all assets and liabilities of the foreign subsidiary are translated using the exchange rate at the balance sheet date except for intercompany receivables which are of long-term-investment nature, and capital accounts which are translated at historical rates. Revenues and expenses are translated monthly at the average rate for the month. Adjustments resulting from the translation from the financial statements of Matritech GmbH into U.S. dollars are excluded from the determination of net income and are accumulated in a separate component of stockholders’ equity. Foreign currency transaction gains and losses are reported in the accompanying interim condensed consolidated statements of operations and are immaterial to the results of operations. We had sales denominated in foreign currency of approximately $1,623,000 and $2,156,000, respectively, for the three month periods ended March 31, 2006 and 2007, respectively.
Item 4. Controls and Procedures.
     Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of such date, our disclosure controls and procedures were designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms and were effective. Additionally, our disclosure controls and procedures were designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
     Changes in Internal Control Over Financial Reporting. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1A. Risk Factors.
     From time to time we update, revise and supplement the risk factors described under the title “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. There are no material changes to the Risk Factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 other than the following: (a) we added a risk factor herein entitled “We may be unable to comply with payment provisions of our Secured Convertible Notes,” (b) we changed a risk factor entitled “We expect that we will need to obtain additional capital in the near future in order to continue our operations” and (c) we shortened the title of a risk factor hereinafter entitled “We could suffer significant consequences in the event of non-compliance with provisions of our Secured Convertible Notes.”
     We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. This discussion highlights some of the risks that may affect our results of operations. These are the risks and uncertainties we believe are most important for you to consider. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also affect our business. If any of the following risks or uncertainties actually occurs, our business, financial conditions and operating results would likely suffer.
     We expect that we will need to obtain additional capital in the near future in order to continue our operations.
     At March 31, 2007, we had cash and cash equivalents of $2.9 million, negative working capital of $2.5 million and a net loss of $4.1 million in the fiscal quarter ended March 31, 2007 which raises substantial doubt about our ability to continue as a going concern. In order to continue our operations, we need to obtain additional funding prior to the end of our second fiscal quarter. If we do not receive an adequate amount of additional financing during the current fiscal quarter, we will be required to cease operations.
     We may be unable to comply with payment provisions of our Secured Convertible Notes.
     The maturity date for all of our 2006 and 2007 Secured Convertible Notes is December 13, 2007. Between March 31, 2007 and December 13, 2007, assuming no optional conversions by the holders, we will have to pay an aggregate of $10.7 million in principal and interest. While we have made all payments to date on the 2006 Secured Convertible Notes in shares of our common stock, it is unlikely that we will be able to continue to do so and we expect we will have to make substantial portions of the payments due on the Secured Convertible Notes in fiscal 2007 in cash. We need to comply with all stock payment conditions of the Secured Convertible Notes in order to make payments in shares of our common stock. Those stock payment conditions include a requirement that our common stock be selling at $0.40 per share or higher. After our share price had temporarily dipped below $0.40 in April 2007, we agreed with the holders of over 90% of our 2006 Secured Convertible Notes to defer the payments then due until May 13, 2007. We may not be able to comply with this stock payment condition at the time future payments are due. In addition, we may not be able to comply with other stock payment conditions, including a volume trading limitation which prohibits us from making payment in stock if the number of shares to be issued to all holders of Secured Convertibles Notes on a specific payment date would exceed 20% of the trading volume for the period of 20 consecutive trading days immediately prior to the payment date. Our recent trading volume has averaged only 88,465 per day during the first quarter of 2007. If that low trading volume were to persist, unless we are able to renegotiate payment terms with the holders of the 2007 Secured Convertible Notes, we expect that we will have to make all payments due to those holders in cash. We do not currently have sufficient funds to make future payments on the Secured Convertible Notes in cash as they become due.
     We could suffer significant consequences in the event of non-compliance with provisions of our Secured Convertible Notes.
     In January 2006 and January 2007, we sold Secured Convertible Notes which contain substantial penalties in the event we fail to comply with their terms. Potential events of default under the Secured Convertible Notes include:
•	our failure to make payments as they become due;

•	our failure to remain listed on any of the Nasdaq Markets, NYSE or AMEX;

•	our failure to have an effective registration statement available for resale of the shares (except in the case of the 2007 Secured Convertible Notes only if registration has been demanded);

•	failure to timely remove restrictive legends from any stock certificates delivered upon conversion;

•	our written notice or public announcement of the intention not to issue shares upon conversion;

•	our making an assignment for the benefit of creditors, or applying for or consenting to the appointment of a receiver or trustee for a substantial portion of our property or business or that of any subsidiary;

•	bankruptcy, insolvency or similar proceedings being filed by or against us or any subsidiary;

•	a sale or disposition of substantially all our assets;

•	our default on our existing or future liabilities in excess of $250,000; and

•	a breach of any material term of any other transaction document we entered into with the purchasers of the Secured Convertible Notes.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Our Current Report on Form 8-K filed January 24, 2007 is hereby incorporated by reference.
Item 6. Exhibits.

Exhibit No:	Description
4.1	Election regarding Payments due April 13, 2007 on 15% Secured Convertible Promissory Notes (filed as Exhibit 4.1 to our Current Report on Form 8-K filed April 16, 2007 and incorporated herein by reference).

10.1#	Form of Incentive Stock Option Agreement under 2006 Equity and Incentive Plan (filed as Exhibit 10.1 to our Current Report on Form 8-K filed March 30, 2007 and incorporated herein by reference).

10.2#	Form of Non-Qualified Stock Option Agreement under 2006 Equity and Incentive Plan (filed as Exhibit 10.2 to our Current Report on Form 8-K filed March 30, 2007 and incorporated herein by reference)

10.3#	Form of Performance-Based Incentive Stock Option Agreement under 2006 Equity and Incentive Plan (filed as Exhibit 10.3 to our Current Report on Form 8-K filed March 30, 2007 and incorporated herein by reference)

10.4**	Lease Agreement between Matritech, Inc. and One Nevada Realty Trust dated October 6, 1995 (originally filed as Exhibit 10.11 to our Annual Report on Form 10-K405 for the fiscal year ended December 31, 1999 and refiled in electronic form herewith)

10.5# **	Employment Agreement dated July 1, 1998 between ADL GmbH and Franz Maier.

31.1**	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2**	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	Filed herewith

#	Indicates management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-Q pursuant to Item 6 of this report.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MATRITECH, INC.
Date: May 15, 2007	By:	/s/ Stephen D. Chubb
Stephen D. Chubb
Director, Chairman and Chief Executive Officer (principal executive officer)

Date: May 15, 2007	By:	/s/ Richard A. Sandberg
Richard A. Sandberg
Director, Vice President, Chief Financial Officer and Treasurer (principal accounting and financial officer)

EXHIBIT INDEX

Exhibit No:	Description
4.1	Election regarding Payments due April 13, 2007 on 15% Secured Convertible Promissory Notes (filed as Exhibit 4.1 to our Current Report on Form 8-K filed April 16, 2007 and incorporated herein by reference).

10.1#	Form of Incentive Stock Option Agreement under 2006 Equity and Incentive Plan (filed as Exhibit 10.1 to our Current Report on Form 8-K filed March 30, 2007 and incorporated herein by reference).

10.2#	Form of Non-Qualified Stock Option Agreement under 2006 Equity and Incentive Plan (filed as Exhibit 10.2 to our Current Report on Form 8-K filed March 30, 2007 and incorporated herein by reference)

10.3#	Form of Performance-Based Incentive Stock Option Agreement under 2006 Equity and Incentive Plan (filed as Exhibit 10.3 to our Current Report on Form 8-K filed March 30, 2007 and incorporated herein by reference)

10.4**	Lease Agreement between Matritech, Inc. and One Nevada Realty Trust dated October 6, 1995 (originally filed as Exhibit 10.11 to our Annual Report on Form 10-K405 for the fiscal year ended December 31, 1999 and refiled in electronic form herewith)

10.5# **	Employment Agreement dated July 1, 1998 between ADL GmbH and Franz Maier.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	Filed herewith

#	Indicates management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-Q pursuant to Item 6 of this report.