Form 10-Q
period 2007-06-30
MATRITECH INC/DE/
filed 2007-08-14
CIK 884847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934:
For the quarterly period ended June 30, 2007
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     As of August 6, 2007, there were 62,220,237 shares of the Registrant’s Common Stock outstanding.

MATRITECH, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
MATRITECH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	December 31,	June 30,
	2006	2007
ASSETS
Current Assets:
Cash and cash equivalents	$1,460,403	$1,666,950
Accounts receivable less allowance of $152,043 and $65,108 in 2006 and 2007, respectively	1,266,481	1,412,656
Inventories	968,737	1,114,467
Prepaid expenses and other current assets	140,338	181,459

Total current assets	3,835,959	4,375,532

Property and equipment, net of accumulated depreciation of $2,512,627 and $2,653,228 in 2006 and 2007, respectively	768,038	658,242
Goodwill	132,615	132,615
Debt issuance costs	493,164	438,372
Other assets	276,099	228,110

Total assets	$5,505,875	$5,832,871

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Current maturities of notes payable	$17,884	$19,243
Current maturities of secured convertible notes	3,298,976	6,235,103
Accounts payable	1,271,534	1,421,863
Accrued expenses	2,373,006	2,360,291
Deferred revenue	156,335	138,642
Registration rights liability	324,953	—

Total current liabilities	7,442,688	10,175,142

Notes payable, less current maturities	26,740	16,775
Secured convertible notes, less current maturities	68,487	—
Deferred revenue	640,346	628,159
Other long term liabilities	123,754	104,042

Total liabilities	8,302,015	10,924,118

Commitments and Contingencies
Preferred Stock
Authorized – 4,000,000 shares
Designated as Series A Convertible Preferred, $1.00 par value – 1,426,124 shares
Issued and outstanding – 81,399 shares in 2006 and 2007
Liquidation preference of $716,311 for Series A as of December 31, 2006 and June 30, 2007, respectively	104,312	104,312

	104,312	104,312

Stockholders’ Deficit:
Common stock, $0.01 par value
Authorized—150,000,000 shares in 2006 and 2007
Issued and outstanding—56,759,061 shares in 2006 and 62,077,523 in 2007	567,590	620,775
Additional paid-in capital	106,313,122	112,337,369
Accumulated other comprehensive income	140,633	167,621
Accumulated deficit	(109,921,797)	(118,321,324)

Total stockholders’ deficit	(2,900,452)	(5,195,559)

Total liabilities, convertible preferred stock and stockholders’ deficit	$5,505,875	$5,832,871

The accompanying Notes are an integral part of these interim condensed consolidated financial statements.

MATRITECH, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2007	2006	2007
Revenue:
Product sales, net of allowances	$2,799,041	$3,265,377	$5,678,208	$6,647,165
Alliance and collaboration revenue	24,071	34,254	53,515	66,205

Total revenue	2,823,112	3,299,631	5,731,723	6,713,370

Expenses:
Cost of product sales	748,957	785,280	1,539,032	1,544,713
Research & development and clinical & regulatory expense	725,886	592,928	1,557,347	1,233,302
Selling, general and administrative expense	3,654,126	4,154,704	7,138,479	8,190,803

Total operating expenses	5,128,969	5,532,912	10,234,858	10,968,818

Loss from operations	(2,305,857)	(2,233,281)	(4,503,135)	(4,255,448)

Interest income	50,133	16,318	91,687	39,814
Interest expense	(1,297,091)	(2,363,663)	(2,210,366)	(4,508,845)
Mark-to-market adjustment from registration rights	(14,248)	—	(37,908)	—

Net loss	$(3,567,063)	$(4,580,626)	$(6,659,722)	$(8,724,479)

Basic and diluted net loss per common share	$(0.06)	$(0.08)	(0.13)	$(0.15)

Basic and diluted weighted average number of common shares outstanding	55,121,109	60,686,458	52,978,064	59,596,621

The accompanying Notes are an integral part of these interim condensed consolidated financial statements.

MATRITECH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,
	2006	2007
Cash Flows from Operating Activities:
Net loss	$(6,659,722)	$(8,724,479)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	133,685	134,351
Amortization of debt discount	1,374,166	2,999,665
Amortization of deferred charges	229,037	449,558
Stock option expense	61,619	77,966
Restricted stock and restricted stock unit expense	29,364	13,302
Issuance of common stock for interest on convertible debentures and secured convertible notes	12,811	1,184,656
Non-cash interest expense	616,320	910,465
Mark-to-market adjustment on registration rights	37,908	—
Non-cash expense related to bonus plan	18,621	25,753
Provision for bad debts	63,078	(15,953)
Changes in assets and liabilities:
Accounts receivable	242,451	(117,263)
Inventories	(322,478)	(135,630)
Prepaid expenses and other assets	18,177	6,868
Accounts payable	139,260	149,119
Accrued expenses and other liabilities	80,103	(551,434)
Deferred revenue	(169,306)	(29,880)

Net cash used in operating activities	(4,094,906)	(3,622,936)

Cash Flows from Investing Activities:
Purchases of property and equipment	(80,518)	(22,224)

Net cash used in investing activities	(80,518)	(22,224)

Cash Flows from Financing Activities:
Payments on notes payable	(17,571)	(8,606)
Proceeds from issuance of secured convertible notes and warrants, net of issuance costs	6,184,053	3,845,500
Proceeds from exercise of warrants	39,896	—

Net cash provided by financing activities	6,206,378	3,836,894

Effect of foreign exchange on cash and cash equivalents	33,597	14,813

Increase in cash and cash equivalents	2,064,551	206,547
Cash and cash equivalents, beginning of period	1,789,792	1,460,403

Cash and cash equivalents, end of period	$3,854,343	$1,666,950

Supplemental Cash Flow Information:
Cash paid during the period for interest	$4,779	$23,955

Supplemental Disclosure of Non-cash Financing and Investing Activities:
Beneficial conversion feature on secured convertible notes	$2,974,292	$1,671,466
Issuance of common stock as payment of principal on convertible debentures:
Number of shares issued	1,215,304	—
Payment on debt in dollars	$769,231	$—
Issuance of common stock as payment of interest on convertible debentures:
Number of shares issued	15,950	—
Payment on debt in dollars	$12,020	$—
Issuance of common stock as payment of principal on the 2006 secured convertible notes:
Number of shares issued	—	2,984,809
Payment on debt in dollars	$—	$1,431,365
Issuance of common stock as payment of interest on the 2006 secured convertible notes:
Number of shares issued	—	2,239,732
Payment on debt in dollars	$—	$1,184,656
Conversion of 487,852 and 0 shares of convertible preferred stock to 6,133,000 and 0 shares of common stock in 2006 and 2007, respectively	$625,183	$—
Registration rights liability recorded as a debt discount	$305,829	$—
Allocation of $1,285,000 and $542,000 closing cost related to the 2006 and 2007 secured convertible notes:
Registration rights liability	$35,505	$—
2006 and 2007 secured convertible notes (recorded in other assets)	$912,403	$394,765
Purchase warrants (recorded in additional paid in capital)	$337,712	$147,356
Payment of closing cost related to the 2006 and 2007 secured convertible notes with issuance of warrant to Placement Agent	$471,700	$22,620
Warrants issued to stockholders and recorded as debt discount to the 2006 and 2007 secured convertible notes	$1,807,876	$1,186,466
Conversion of 2006 secured convertible notes into common stock	$755,000	$—
Purchase of fixed assets through capital lease	$40,783	$—
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
     We have suffered recurring losses from operations and negative cash flows from operations that raise substantial doubt about our ability to continue as a going concern. We have incurred losses from operations since our inception. We had an accumulated deficit of $118 million at June 30, 2007 and had only $1.7 million of cash and cash equivalents at June 30, 2007. We will need additional capital to continue our operations to September 30, 2007 based on our current forecast of cash utilization and plans for management of expenses and cash flow. Our cash resources will not be sufficient to fund operations through the end of the third quarter of 2007. We will seek to raise additional capital and will consider various financing alternatives, including equity or debenture financings, issuance of securities convertible into equity and corporate partnering arrangements. However, we may not be able to timely raise needed capital on terms that are acceptable to us, or at all. If we raise funds on unfavorable terms, we may provide rights and preferences to new investors which are not available to current shareholders. In addition, our existing financing arrangements contain anti-dilution protection provisions which may require us to issue additional securities if certain conditions are met. If we do not timely receive additional financing or do not receive an adequate amount of additional financing, we will be required to substantially curtail our expenses or cease operations. Any future equity financings or retirements of debentures with common stock will dilute the ownership interest of our existing investors and may have an adverse impact on the price of our common stock. Any of the foregoing steps may have a material adverse effect on our business, financial condition and results of operations. There can be no assurance that capital will be available on terms acceptable to us, if at all. These financial statements do not include any adjustments that would be necessary if we were unable to continue as a going concern entity.
     In September 2006, we received notice from the American Stock Exchange (“AMEX”), the principal trading market of our common stock, that we were not in compliance with certain continued listing standards relative to maintenance of stockholders’ equity and profitability. On October 23, 2006, we submitted to AMEX a plan of proposed actions we believe will bring us into compliance with applicable listing standards no later than March 21, 2008. On December 8, 2006, we received notice that AMEX had accepted our plan. AMEX may initiate delisting procedures against us if we do not make progress consistent with the plan during the plan period or we are not in compliance with applicable listing standards at the end of the plan period. Delisting of shares of our common stock would violate terms of our various financing documents, could result in the declaration of an event of default in our 15% Secured Convertible Promissory Notes dated January 13, 2006 (the “2006 Secured Convertible Notes”) and Series B 15% Secured Convertible Promissory Notes dated January 22, 2007 (the “2007 Secured Convertible Notes” and collectively with the 2006 Secured Convertible Notes, the “Secured Convertible Notes”) and could cause holders of those notes to seek to recover potential damages from us. In addition, any suspension of trading or delisting of our shares could make it more difficult for us to raise needed additional capital on terms acceptable to us or at all. Further, suspension of trading or delisting of our shares could seriously impair the ability of our stockholders to sell shares of our stock.
     The terms of our existing securities greatly restrict our future financing options. For example, the terms of our Series A Convertible Preferred Stock (“Series A Preferred Stock”) impose a limitation on indebtedness not outstanding on March 4, 2005 in excess of $12,000,000 ($15,300,000 after August 10, 2007 – see Note, 9, “Subsequent Events”) except in limited forms. While our Secured Convertible Notes are outstanding, we have restrictions on incurring additional indebtedness (other than receivables financing not to exceed 80% of receivables and equipment purchase or lease financing not to exceed $200,000), as well as restrictions on payment of cash dividends and redemption of securities. Moreover, we have granted to a collateral agent on behalf of the holders of the Secured Convertible Notes a security interest in collateral including some cell lines, equipment, inventory and general intangibles related to our NMP22® product line, as well as proceeds from any sale of the product line. We also granted contingent license rights to the collateral agent on behalf of the holders of the Secured Convertible Notes in the field of bladder cancer detection to some of our patents related to the NMP22 products, sublicense rights to patents licensed to us and used in connection with the NMP22 product line, and license rights to trademarks used exclusively in connection with the NMP22 product line. The NMP22 product line, portions of which serve as collateral for the Secured Convertible Notes, includes all of our currently commercialized products. The agreements reflecting the collateral and license arrangements contain restrictions on our sale or abandonment of the collateral and the patent rights. Further, these agreements afford the collateral agent the right to assume control of and sell the collateral and to use the contingent license rights exclusively within the field of bladder cancer detection in the event of our default in our obligations under the Secured Convertible Notes. If we default on these obligations, and the collateral is sold, we will lose our primary source of operating income, which would have a material adverse effect on our business and would severely jeopardize our ability to continue operations.

2. Summary of Significant Accounting Policies
     (a) Principles of Consolidation
     The consolidated financial statements include the accounts of Matritech, Inc., a Delaware corporation, and our wholly-owned subsidiary, Matritech GmbH, based in Freiburg, Germany. All intercompany balances and transactions have been eliminated at consolidation level.
     (b) Inventories
     Inventories are stated at the lower of cost (determined on a first-in first-out basis) or market and consist of the following:

	December 31,	June 30,
	2006	2007
Raw materials	$195,724	$197,631
Work-in-process	10,647	14,292
Finished goods	752,605	894,990
Consignment inventory	9,761	7,554

	$968,737	$1,114,467

     (c) Revenue Recognition
     Deferred revenue consists of the following:

	December 31,	June 30,
	2006	2007
Collaboration fees	$706,038	$689,827
Deferred product revenue	90,643	76,974

	$796,681	$766,801

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2007	2006	2007
Net loss	$(3,567,063)	$(4,580,626)	$(6,659,722)	$(8,724,479)
Other comprehensive loss:
Foreign currency translation adjustments	33,362	9,017	66,308	26,988

Comprehensive loss	$(3,533,701)	$(4,571,609)	$(6,593,414)	$(8,697,491)

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
     (f) Net Loss per Common Share
     We compute earnings per share in accordance with SFAS No. 128, Earnings per Share. Basic net loss per common share is computed by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per share is the same as basic loss per share as the effects of our potential dilutive common shares are anti-dilutive. Potential common stock equivalents consist of stock options, warrants, restricted stock and restricted stock units, convertible preferred stock and Secured Convertible Notes. The number of anti-dilutive securities excluded from the computation of diluted loss per share was 31,930,590 and 40,641,054 for the periods ended June 30, 2006 and 2007, respectively.
     (g) Recent Accounting Pronouncements
     We adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109, on January 1, 2007. This interpretation prescribes new methodology by which we must measure, report, present, and disclose in our financial statements the effects of any uncertain tax return reporting positions that we have taken or expect to take. The interpretation requires financial statement reporting of the expected future tax consequences of uncertain tax return reporting positions on the presumption that all relevant tax authorities possess full knowledge of the tax reporting positions as well as all of the pertinent facts and circumstances, but it prohibits any discounting of these effects for the time value of money. In addition, the interpretation also mandates expanded financial statement disclosure about uncertainty in tax reporting positions. As a result of the implementation of FIN 48, we recorded no adjustment for unrecognized income tax benefits. At the adoption date of January 1, 2007 and also at June 30, 2007, we had no unrecognized tax benefits. We do not expect the total amount of unrecognized tax benefits will significantly increase in the next twelve months. We recognize interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2007, we had no accrued interest or penalties related to uncertain tax positions. The tax years 2003 through 2006 remain open to examination by the major taxing jurisdictions to which we are subject, which are primarily the United States and Germany. In addition, carryforward attributes that were generated prior to 2003 may still be adjusted upon examination if they either have been or will be used in a future period.
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
     In June 2007, the Emerging Issues Task Force (“EITF”), reached a consensus on EITF Issue No. 07-03, Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities. EITF 07-03 concludes that non-refundable advance payments for future research and development activities should be deferred and capitalized until the goods have been delivered or the related services have been performed. If an entity does not expect the goods to be delivered or the services to be rendered, the capitalized advance payment should be charged to expense. This consensus is effective for fiscal years beginning after December 15, 2007. The initial adjustment to reflect the effect of applying the consensus as a change in accounting principle would be accounted for as a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. We do not believe that our adoption of EITF 07-03 in the first quarter of 2008 will have a material impact on our financial position, results of operations or cash flows.
3. Stockholders’ Deficit
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
     During the three and six month periods ended June 30, 2006, investors exercised their rights to convert 142,270 and 487,852 shares of Series A Preferred Stock into 1,788,534 and 6,133,000 shares of common stock, respectively. No investors exercised their rights to convert shares of Series A Preferred Stock into shares of common stock for the three and six month periods ended June 30, 2007.
4. Convertible Debentures Issued March 2003
     A summary of our convertible debt accounting for the convertible debentures issued in March 2003 (the “March 2003 Convertible Debentures”) is as follows:

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

     The debt discount was amortized as interest expense using the effective interest method over the term of the debt. This debt was fully repaid as of March 31, 2006. For the three and six month periods ended June 30, 2006, $0 and $134,000, respectively, representing amortization of the debt discount, are included in interest expense.
     Debt issuance costs attributable to the March 2003 Convertible Debentures, which totaled approximately $475,000, have been capitalized as other assets and other current assets on the condensed balance sheet and were amortized based on the effective interest method over the term of the debt. For the three and six month periods ended June 30, 2006, we included $0 and $7,000, respectively, (representing amortization of these costs) in interest expense. As of December 31, 2006, there were no unamortized debt issuance costs related to the March 2003 Convertible Debentures.
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

     The allocation of the total proceeds among these elements requires us to separately record the Registration Rights Liability at its full fair value (approximately $306,000) and then allocate the remaining value between the 2006 Purchaser Warrants and the 2006 Secured Convertible Notes based on their relative fair values. The fair value of the Registration Rights Liability was determined using a probability weighted discounted cash flow technique based on the potential cash penalties, and subsequent changes in its fair value are reflected in the statement of operations. We valued the 2006 Purchaser Warrants using the Black-Scholes pricing model with the following assumptions: dividend yield of zero percent; expected volatility of 68%; risk free interest rate of 4.14% and a term of five years.
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
     The difference between the effective conversion price of the 2006 Secured Convertible Notes and the fair value of our common stock on the date of issuance of the 2006 Secured Convertible Notes equals the beneficial conversion feature calculated in accordance with EITF Issue No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments. The first step in this calculation shown below divides the value allocated above to the 2006 Secured Convertible Notes by the shares issued upon conversion to determine the effective conversion price:

Face Value of 2006 Secured Convertible Notes	$6,998,000	Value Allocated to 2006 Secured Convertible Notes	$4,884,000
Shares Upon Conversion	10,766,092	Shares Upon Conversion	10,766,092
Conversion Price	$0.65	Effective Conversion Price	$0.454
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

     For the three and six month periods ended June 30, 2006 and 2007, we included $160,000 and $128,000, respectively, and $222,000 and $244,000, respectively, (representing amortization of deferred financing costs) in interest expense. For the three and six month period ended June 30, 2006 and 2007, we included $894,000 and $743,000, respectively, and $1,240,000 and $1,513,000, respectively, (representing accretion of debt discount and beneficial conversion feature) in interest expense.
     During the three and six month periods ended June 30, 2006 and 2007, there were $710,000 and $0, respectively, and $755,000 and $0, respectively, of optional conversions of principal of the 2006 Secured Convertible Notes by holders into equity. In the first six months of 2007, we issued stock to holders of the 2006 Secured Convertible Notes as payment of principal and interest. In the first and second quarters of 2007 we made interest payments of $925,000 and $259,000, respectively in stock by issuing 1,594,658 and 645,074 shares of our common stock, respectively. We also made principal payments in the first and second quarters of 2007 of $862,000 and $569,000, respectively, by issuing 1,550,197 and 1,434,612 shares of our common stock, respectively. The decrease in the amount of principal payments we made in the second quarter of 2007, as compared to the payments we made in the first quarter of 2007, was primarily the result of the election by holders of our 2006 Secured Convertible Notes to defer approximately $243,000 in of principal payments due in June 2007 until July 2007.
     A summary of the accounting for the 2006 Secured Convertible Notes is as follows:

Proceeds at closing in January 2006	$6,998,000
Less:
Fair value ascribed to the 2006 Purchaser Warrants	(1,808,000)
Fair value of Registration Rights Liability	(306,000)
Beneficial conversion feature calculated on date of closing and recorded as debt discount	(2,975,000)

Carrying value at closing in January 2006	1,909,000
Add back:
Cumulative principal payments made in stock	(2,311,000)
Cumulative amortization of debt discount and beneficial conversion features	3,851,000
Less:
Additional beneficial conversion feature calculated and recorded as debt discount	(208,000)

Balance, June 30, 2007	$3,241,000

     Minimum future payments on the debt are as follows:

Total payments	$5,028,000
Less: Portion related to periodic interest payments	(342,000)
Non-cash interest related to debt discount	(1,445,000)

Balance, June 30, 2007	$3,241,000

Current portion	$3,241,000
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

     We need to comply with all stock payment conditions of the Secured Convertible Notes in order to make payments in shares of our common stock. Those stock payment conditions include a requirement that our common stock be selling at $0.40 per share or higher. After our share price dipped below $0.40 in April 2007, we agreed with the holders of over 90% of our 2006 Secured Convertible Notes to defer the payments then due until May 13, 2007. In June 2007, our share price was trading below $0.40 and, as a result, we again agreed with the holders of over 90% of our 2006 Secured Convertible Notes to defer the payments then due until the third quarter of 2007.
     2007 Secured Convertible Notes Issued January 2007
     On January 19, 2007, we amended our Certificate of Designations, Preferences and Rights of the Series A Preferred Stock, to increase the amount of indebtedness we may incur, assume or suffer to permit from $7,500,000 to $12,000,000 by obtaining the consent of the holders of at least 75% of the outstanding Series A Preferred Stock. On January 22, 2007, we entered into two new agreements with the holders of a majority of the outstanding principal value of our 2006 Secured Convertible Notes, which included a Consent under the 2006 Secured Convertible Notes (the “Consent”) and an Agreement and Amendment to the 2006 Secured Convertible Notes (the “Agreement and Amendment”). The execution of these two agreements was done contemporaneously with the sale of the 2007 Secured Convertible Promissory Notes.
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
     On January 22, 2007, we also entered into a purchase agreement and related documents, pursuant to which we sold the 2007 Secured Convertible Notes, which were initially convertible into 6,928,572 shares of our common stock, and accompanying warrants to purchase up to 4,157,143 shares of our common stock (the “2007 Purchaser Warrants”), for an aggregate consideration of approximately $4,365,000 million (before cash commission and expenses of approximately $520,000). The 2007 Secured Convertible Notes are convertible into shares of our common stock at an initial conversion price of $0.63 per share of common stock and bear interest at the rate of 15% per annum. The 2007 Purchaser Warrants, exercisable over a five year period from their date of issuance, have an exercise price of $0.63 per share. We also issued to a placement agent warrants to purchase, at any time within five years of issuance, up to 55,556 shares of our common stock at an exercise price of $0.76 per share (the “2007 Agent Warrants” and collectively with the 2007 Purchaser Warrants, the “2007 Warrants”). Both the conversion price and the exercise prices of these securities are subject to adjustment in the event of subsequent dilutive issuances as a result of the approval by our stockholders in June 2007 of a proposal to allow issuances of shares at a price below $0.63 per share.
     The 2007 Secured Convertible Notes mature December 13, 2007 and allow for payment of both principal and interest in shares of our common stock, so long as certain stock payment conditions are satisfied. The conversion price for payments to be made in stock is the lower of the then conversion price, currently $0.63, or 85% of the 10 day volume weighted average price of common stock (the “10-day VWAP”) on AMEX at the time any payment is due. Interest is payable quarterly, in arrears, beginning in June 2007, and principal payments of $727,500 per month (assuming no prepayment or conversion by any Note holder) are due monthly beginning in July 2007. In June 2007, we agreed with the holders of over 90% of our 2007 Secured Convertible Notes to defer the interest payments then due until the third quarter of 2007. If we choose to prepay the 2007 Secured Convertible Notes, in whole or in part, there will be a 25% prepayment premium due.
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
     While the 2007 Secured Convertible Notes are outstanding, we are restricted from incurring additional indebtedness (other than receivables financing not to exceed 80% of receivables and equipment purchase or lease financing not to exceed $200,000) and from paying cash dividends or redeeming securities. In connection with the sale of our 2007 Secured Convertible Notes, we entered into an amended and restated security agreement and an amended and restated contingent license agreement with the collateral agent, SDS Capital Group SPC, Ltd. As a result, our obligations under the 2007 Secured Convertible Notes (as well as the 2006 Secured Convertible Notes) are secured by liens against certain assets related to our NMP22 product line. The security interest covers cell lines, equipment, inventory and general intangibles related to the NMP22 product line, as well as proceeds from the sale of the product line. We also entered into an amended and restated contingent license agreement with the collateral agent granting license rights in the field of bladder cancer detection to some of our patents related to the NMP22 products, sublicense rights to patents licensed to us and used in connection with the NMP22 product line, and license rights to trademarks used exclusively in connection with the NMP22 product line. The contingent license allows the collateral agent to rely on and use the licensed patent rights if we default in our payment obligations under the Secured Convertible Notes. The license rights will terminate upon payment in full of all amounts payable under the Secured Convertible Notes or earlier upon the expiration date of the underlying licensed patents.
     We have granted the holders of the 2007 Secured Convertible Notes or the holders of shares of our common stock issued upon conversion of the 2007 Secured Convertible Notes, either cumulatively valued at or in excess of $250,000, the right to participate in future equity-based financing transactions, up to a maximum of 50% of the new transaction. Holders of the 2007 Secured Convertible Notes may not generally exercise these rights if they have exercised similar rights under the 2006 Secured Convertible Notes. If, however, all participating holders of the Secured Convertible Notes do not elect to purchase the full 50% of a future financing transaction, then those holders who have exercised rights under only the 2006 Secured Convertible Notes or the 2007 Secured Convertible Notes will have the right to further participate based on their cumulative holdings of their other year’s Secured Convertible Notes. The holders of the 2007 Secured Convertible Notes who qualify for participation rights in our future financing transactions also have the right to exchange up to 50% of the then-held principal value of their 2007 Secured Convertible Notes for participation in the transaction, subject to an overall restriction for all holders that limits them to an aggregate of 50% of each future financing transaction.
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
     Under the terms of the transaction documents for the 2007 Secured Convertible Notes, we may be required to file with the SEC a registration statement covering the shares into which the 2007 Secured Convertible Notes may be converted and the shares for which the 2007 Warrants may be exercised if the purchasers holding at least 22% of the aggregate amount of securities initially acquired in the sale of the 2007 Secured Convertible Notes, based on the conversion price in effect at the time of filing the registration statement, demand that we file such a registration statement. No demand may be made before July 22, 2007. If a demand is made, we have 90 days thereafter in which to have a registration statement declared effective (or 150 days in the event the registration statement is reviewed by the SEC). We are also obligated to keep our stock listed for trading on AMEX, NYSE or Nasdaq. If, after demand, we fail to timely register the shares we have committed to register other than if the SEC will not declare the registration statement effective due to interpretations of Rule 415 of the Securities Act of 1933, we may be subject to penalties, including payment of 1.5% of the consideration paid for the 2007 Secured Convertible Notes for each thirty day period of delay in registration. Further, we agreed to seek, and we received in June 2007, stockholder approval of the issuance of our common stock in satisfaction of our obligations under the 2007 Secured Convertible Notes and upon exercise of the 2007 Warrants at a conversion price or exercise price below $0.63 per share.
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

Face Value of 2007 Secured Convertible Notes	$4,365,000	Value Allocated to 2007 Secured Convertible Notes	$3,178,000
Shares Upon Conversion	6,928,571	Shares Upon Conversion	6,928,571
Conversion Price	$0.63	Effective Conversion Price	$0.459
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
     For the three and six month periods ended June 30, 2007, we included $133,000 and $205,000, respectively, representing amortization of deferred financing costs, and $961,000 and $1,486,000, respectively, representing accretion of debt discount and beneficial conversion feature, in interest expense related to the 2007 Secured Convertible Notes. In the second quarter of 2007, we paid approximately $18,000 in cash as payment of interest on the 2007 Secured Convertible Notes. In the second quarter of 2007, holders of our 2007 Secured Convertible Notes elected to defer approximately $237,000 of interest payments due in June 2007 until the third quarter of 2007.
     A summary of the accounting for the 2007 Secured Convertible Notes is as follows:

Proceeds at closing in January 2007	$4,365,000
Less:
Fair value ascribed to the 2007 Purchaser Warrants	(1,187,000)
Beneficial conversion feature calculated on date of closing and recorded as debt discount	(1,670,000)

Carrying value at closing in January 2007	1,508,000
Add back:
Cumulative principal payments made in stock	—
Cumulative amortization of debt discount and beneficial conversion features	1,486,000

Balance, June 30, 2007	$2,994,000

     Minimum future payments on the debt are as follows:

Total payments	$4,803,000
Less: Portion related to periodic interest payments	(438,000)
Non-cash interest related to debt discount	(1,371,000)

Balance, June 30, 2007	$2,994,000

Current portion	$2,994,000
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
     The effect of recording stock-based compensation expense in our consolidated statement of operations for the three and six months ended June 30, 2006 and 2007 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2007	2006	2007
Cost of product sales	$2,586	$3,450	$4,105	$5,565
Research & development and clinical & regulatory expense	7,178	10,070	15,785	16,735
Selling, general and administrative expense	45,469	56,801	89,714	94,721

Stock-based compensation expense included in net loss	$55,233	$70,321	$109,604	$117,021

Stock option activity for the six month period ended June 30, 2007 is summarized as follows:

		Weighted Average
		Exercise Price Per
	Number of Options	Share
Options outstanding, December 31, 2006	2,947,767	$1.92
Granted	773,166	0.49
Exercised	—	—
Terminated	(188,288)	2.02

Options outstanding, June 30, 2007	3,532,645	$1.60

Restricted Stock and Restricted Stock Units
     Restricted stock and restricted stock unit activity for the six month period ended June 30, 2007 is summarized as follows:

Number of
Shares/Units
Unvested at December 31, 2006	474,352
Granted	142,251
Vested	(89,857)
Forfeitures	(29,400)

Unvested at June 30, 2007	497,346

Weighted average fair value of restricted stock and restricted stock units granted in 2007	$0.56
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
8. Accrued Expenses
     Accrued expenses consist of the following:

	December 31,	June 30,
	2006	2007
Payroll and related costs	$659,809	$884,662
Professional fees	218,865	319,879
Interest on Secured Convertible Notes	889,844	363,448
Royalties	203,236	251,430
Deferred offering costs	10,402	154,482
Other	390,850	386,390

	$2,373,006	$2,360,291

9. Subsequent Events
Warrant Repurchase
     On July 27, 2007, we entered into an Agreement and Amendment to our 15% Secured Convertible Promissory Notes dated January 13, 2006 and dated January 22, 2007 (the “Agreement and Amendment”) with the holders of a majority of outstanding principal value of our 2006 Secured Convertible Notes and the holders of a majority of outstanding principal value of our 2007 Secured Convertible Notes. The Agreement and Amendment permits us to redeem outstanding warrants we originally issued on March 31, 2003 (the “2003 Warrants”). We decided to repurchase the 2003 Warrants in anticipation of entering into a strategic transaction.
     On July 31, 2007, we entered into Purchase and Sale Agreements with all holders of 2003 Warrants, which are exercisable for up to 784,314 shares of our common stock, to redeem the 2003 Warrants for a purchase price of $0.04 per share. In addition to the $0.04 purchase price to redeem the warrants, the Purchase and Sale Agreements also provide for potential additional payments to be made to the holders if, prior to April 1, 2008, we engage in a transaction that would have triggered an anti-dilution adjustment to the exercise price of the redeemed 2003 Warrants.
     Between July 31 and August 10, 2007, pursuant to the terms of the Purchase and Sale Agreements with the warrant holders, we paid an aggregate of approximately $31,373 to redeem the 2003 Warrants.
Consent to Permit Additional Financing
     On August 10, 2007, we amended our Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock of Matritech, Inc. with the written consent of the holders of more than 75% of the outstanding Series A Preferred Stock, to increase the amount of indebtedness we may incur, assume or suffer to permit without the prior consent of the holders of at least 75% of the outstanding Series A Preferred Stock from $12,000,000 to $15,300,000.
     On August 9, 2007, we entered into a Consent with the holders of a majority of outstanding principal value of our 2006 Secured Convertible Notes and the holders of a majority of outstanding principal value of our 2007 Secured Convertible Notes to allow us to incur an increased amount of indebtedness sufficient to permit us to issue additional notes in an aggregate principal amount not to exceed $3.5 million and ranking on a pari passu basis with the Secured Convertible Notes as to payment and security. The Consent also directed the collateral agent for the holders of the Secured Convertible Notes to consent to and enter into an amendment and restatement of the existing security agreement and contingent license agreement so that the holders of the additional notes would have a pari passu position with the holders of the Secured Convertible Notes.
     Deferrals of Payments by Holders of Secured Convertible Notes

     On August 9, 2007, the holders of a majority of outstanding principal value of our 2006 Secured Convertible Notes and the holders of a majority of outstanding principal value of our 2007 Secured Convertible Notes agreed to defer receipt of payments of principal and interest due them under the Secured Convertible Notes until the earlier of (i) a sale of substantially all our assets or a merger or (ii) the scheduled maturity date of December 13, 2007. We have asked other holders of the Secured Convertible Notes to similarly defer receipt of payments.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     This Quarterly Report on Form 10-Q, our other reports and communications to our security holders, as well as oral statements made by our officers or agents may contain forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In particular, certain statements contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” constitute forward-looking statements. Also, statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance or the outcome of litigation (often, but not always, using words or phrases such as “believes,” “expects” or “does not expect,” “is expected,” “anticipates” or “does not anticipate” or “intends” or stating that certain actions, events or results “may,” “could,” “would,” “might” or “will” be taken or achieved) are not statements of historical fact and are “forward-looking statements.” Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements or developments in our business or industry, to differ materially from the anticipated results, performance, achievements or developments expressed or implied by such forward-looking statements. Such risks and uncertainties include the factors set forth in “Risk Factors” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and in our other reports filed with the SEC. Readers should not place undue reliance on any such forward-looking statements, which speak only as of the date they are made. Forward-looking statements are based on our management’s current plans, estimates, opinions and projections, and we assume no obligation to update forward-looking statements if assumptions regarding these plans, estimates, opinions or projections should change. This discussion should be read in conjunction with the consolidated financial statements and related Notes for the periods specified. Further reference should be made to our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed with the SEC on March 27, 2007 (File No. 001-12128).
Overview
     At June 30, 2007, we had cash and cash equivalents of $1.7 million and negative working capital of $5.8 million. In order to continue our operations, we will need to obtain additional funding prior to the end of our third fiscal quarter. A failure to adequately finance the Company would have a material adverse impact on our ability to continue to operate as a going concern. We are actively exploring a range of financing and strategic alternatives.
     We have been unprofitable since inception and expect to incur significant additional operating losses during at least the next two years. We do not expect to achieve profitability until we greatly expand the number of physicians using our NMP22 BladderChek Test product, increase their rate of usage of that test or develop other sources of revenues from our collaboration and research and development projects. For the period from our inception until June 30, 2007, we incurred a cumulative net loss of approximately $118 million.
     Prior to the second quarter of 2007, we had been able to make payments due on our 2006 Secured Convertible Notes in stock, principally as a result of amendments made in January 2007 to the stock payment conditions in the 2006 Secured Convertible Notes. In the second quarter of 2007, we were unable to satisfy the amended stock payment conditions on the 2006 Secured Convertible Notes and were also unable to meet the stock payment conditions applicable to the 2007 Secured Convertible Notes. While we reached agreements with most holders of the Secured Convertible Notes to defer payments due on a temporary basis, we do not expect to be able to meet applicable stock payment conditions to enable us to make future payments in shares of our common stock. Between July 1, 2007 and December 13, 2007, the maturity date of the Secured Convertible Notes, we will have to pay an aggregate of $9.8 million in principal and interest and we expect we will have to make those payments in cash.
     In August 2007, we entered into agreements with the holders of our Secured Convertible Notes and our Preferred Stock to permit us to borrow up to $3.5 in additional funds. On August 10, 2007, we amended our Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock of Matritech, Inc. with the written consent of the holders of more than 75% of the outstanding Series A Preferred Stock, to increase the amount of indebtedness we may incur, assume or suffer to permit without the prior consent of the holders of at least 75% of the outstanding Series A Preferred Stock from $12,000,000 to $15,300,000.
     On August 9, 2007, we entered into a Consent with the holders of a majority of outstanding principal value of our 2006 Secured Convertible Notes and the holders of a majority of outstanding principal value of our 2007 Secured Convertible Notes to allow us to incur an increased amount of indebtedness sufficient to permit us to issue additional notes in an aggregate principal amount not to exceed $3.5 million and ranking on a pari passu basis with the Secured Convertible Notes as to payment and security. The Consent also directed the collateral agent for the holders of the Secured Convertible Notes to consent to and enter into an amendment and restatement of the existing security agreement and contingent license agreement so that the holders of any additional notes would have a pari passu position with the holders of the Secured Convertible Notes.
     We have not borrowed any of the increased indebtedness amounts permitted by the Amendment and the Consent described in the preceding two paragraphs.
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
     Our most important source of revenue and revenue growth in the near term is our NMP22 BladderChek Test, a point-of-care test product developed by our scientists based upon our proprietary NMP technology. Our own sales forces, based in the U.S. and Germany, sell our NMP22 BladderChek Test directly to physicians. The primary market for this product has been urologists, but we have expanded our market to include sales to gynecologists and to other types of physicians in Germany and expect to broaden our target user base in the U.S. in the future. Distributors sell our NMP22 BladderChek Test in countries other than the U.S. and Germany. Although we expect to collaborate with Inverness, our distributor for over-the-counter (“OTC”) sale of our NMP22 BladderChek Test in the U.S., in assessing the market opportunity, we do not expect to be able to sell products in the OTC market during fiscal 2007.
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
     We are continuing our collaboration with Sysmex Corporation, based in Kobe, Japan, a leading manufacturer of automated laboratory instruments in the field of cervical cell (also known as “Pap smear”) testing. We have reduced the resources devoted to our breast cancer program during the first half of 2007, mostly through attrition. We continue to regularly assess our progress in this program, as well as the level of resources we are devoting to it.
Results of Operations
Quarter Ended June 30, 2006 (“Q2 2006”) Compared with Quarter Ended June 30, 2007 (“Q2 2007”)
Revenues

	Q2 2006	Q2 2007	$ Change	% Change
Product Sales (net of allowances):
NMP22 BladderChek Test Sales	$2,230,000	$2,681,000	$451,000	20%
NMP22 Lab Test Kit Sales	286,000	283,000	(3,000)	(1%)
Other Product Sales	283,000	301,000	18,000	6%

Total Product Sales	2,799,000	3,265,000	466,000	17%

Alliance and Collaboration Revenue	24,000	34,000	10,000	42%

Total Revenue	$2,823,000	$3,299,000	$476,000	17%

     The increase in revenue in the second quarter of 2007 compared to the second quarter of 2006 in our NMP22 BladderChek Test is the result of $309,000 in increased sales and a $142,000 favorable exchange rate impact. The $309,000 increase in

NMP22 BladderChek Test sales consists of a $371,000 increase in the volume of tests sold offset by $62,000 related to a decrease in the average revenue per test. The average revenue per test decreased in 2007 over the same period in 2006 due to lower average selling prices in the US. NMP22 BladderChek Test sales accounted for approximately 89% and 90% of sales in the NMP22 product line in the second quarters of 2006 and 2007, respectively. The decrease in revenue from our NMP22 Lab Test Kit sales is the result of a $14,000 decrease, principally the result of decreased volumes, offset by an $11,000 favorable exchange rate impact.
     The increase in revenue from our non-NMP22 products (listed in the table above as Other Product Sales) is mainly due to favorable exchange rates.
     When we have sufficient history to estimate product returns for a distributor, we recognize revenue when we ship our NMP22 BladderChek Tests to that distributor. In the second quarter of 2007, we sold approximately $116,000 of our NMP22 BladderChek Tests to distributors for which we had sufficient history to estimate returns and approximately $15,000 to distributors for which we did not have such history. Accordingly, shipments in the amount of $15,000 were recorded as deferred revenue that we will recognize as revenue when the distributor reports to us that it no longer has the product, when we determine the shelf life of the product has expired (each indicating that the possibility of return is remote) or after we have ten quarters of experience with the distributor. At December 31, 2006 and June 30, 2007, $91,000 and $77,000 remained in deferred product revenue, respectively. See “Critical Accounting Policies and Estimates” for a description of our revenue recognition policy.
     During the second quarter of 2006, we determined that we had sufficient history to estimate product returns for one additional distributor and therefore are now recognizing revenue when we ship our NMP22 BladderChek Tests to this distributor. We also recognized all deferred revenue relating to our NMP22 BladderChek Test shipments to this distributor at June 30, 2006. This resulted in our recognizing $22,000 of our NMP22 BladderChek Test shipments to distributors which previously would have been in deferred revenue.
     Deferred revenue consists of the following:

	December 31, 2006	June 30, 2007	$ Change	% Change
Alliance and Collaboration revenue	$706,000	$690,000	$(16,000)	(2%)
Deferred product revenue	91,000	77,000	(14,000)	(15%)

	$797,000	$767,000	$(30,000)	(4%)

     The deferred product revenue balance decreased from the fourth quarter of 2006 to the second quarter of 2007 because distributors for which we do not have sufficient history to estimate product returns shipped more NMP22 BladderChek Tests to end user customers than we shipped to these distributors. Unless we change distributors or add significant new distributors, we expect our deferred product revenue will decrease in the future.
Cost of Product Sales

	Q2 2006	Q2 2007	$ Change	% Change
Product Sales	$2,799,000	$3,265,000	$466,000	17%
Cost of Product Sales	749,000	785,000	36,000	5%

Gross Profit on Product Sales	$2,050,000	$2,480,000	$430,000	21%

Gross Profit Margin on Product Sales	73%	76%
Cost of Product Sales as a % of Product Sales	27%	24%
     Cost of product sales includes (a) payroll-related expenses related to employees involved in the production of our products, (b) product materials, (c) rent and related expenses allocated to employees involved in the production of our products, (d) supplies, (e) depreciation of fixed assets used in production and (f) royalties paid to third parties. Gross profit on product sales is calculated by deducting the cost of product sales from product sales. The decrease in cost of product sales on a percentage basis and the increase in our gross profit margin on product sales is largely the result of a decrease in the amount of royalties paid to MIT on sales of our NMP22 BladderChek Tests and our NMP22 Lab Test Kits as the majority of the patents licensed to us by MIT expired in the fourth quarter of 2006.

Research & Development and Clinical & Regulatory Expenses

	Q2 2006	Q2 2007	$ Change	% Change
Research & development and clinical & regulatory expenses	$726,000	$593,000	$(133,000)	(18%)
     Research & development and clinical & regulatory expenses include (a) the salaries and related overhead of our research and clinical personnel, (b) laboratory supplies, (c) payments to third parties and sites to help us execute clinical trials, (d) depreciation of research related equipment, (e) legal expenses related to filing and prosecuting patents, (f) other direct expenses and (g) an allocation of our occupancy and related expenses based on the square footage occupied by our research & development staff, their laboratories and clinical & regulatory staff. Research & development and clinical & regulatory expenses decreased in the second quarter of 2007 compared to the second quarter of 2006 primarily due to a $115,000 decrease in payroll costs, a $38,000 decrease in consultant costs, and a $25,000 decrease in supply costs, offset by a $50,000 increase in patent-related expenses.
Selling, General and Administrative Expenses (“SG&A”)

	Q2 2006	Q2 2007	$ Change	% Change
Gross Profit on Product Sales	$2,050,000	$2,480,000	$430,000	21%
SG&A	3,654,000	4,155,000	501,000	14%
SG&A as % of Gross Profit on Product Sales	178%	168%
     SG&A increased in the second quarter of 2007 compared to the second quarter of 2006 primarily due to a $268,000 increase in payroll costs resulting from increased headcount, mainly to support direct sales efforts, a $236,000 increase in legal costs, a $89,000 unfavorable currency exchange rate impact on non-US SG&A, a $54,000 increase in management information system related costs, a $28,000 increase in consultant costs and a $15,000 increase in recruiting and relocation costs, offset by a $135,000 decrease in sales-related marketing expense, a $50,000 decrease in corporate communication costs, and a $33,000 decrease in professional fees.
     We believe that our SG&A as a percentage of our gross profit on product sales from comparative periods provides a useful measure of our performance. We expect the growth in gross profit on product sales in the future to exceed the growth in SG&A, and that SG&A as a percent of our gross profit on product sales should continue to decline.
Operating Loss

	Q2 2006	Q2 2007	$ Change	% Change
Operating Loss	$2,306,000	$2,233,000	$(73,000)	(3%)
     The operating loss in the second quarter of 2007 decreased as compared to the same period in 2006 primarily due to the decrease in research & development and clinical & regulatory expenses as well as the increase in total revenue discussed above.
Interest Income

	Q2 2006	Q2 2007	$ Change	% Change
Interest Income	$50,000	$16,000	$(34,000)	(68%)
     Interest income decreased in the second quarter of 2007 compared to the second quarter of 2006 due to a decrease in the average daily cash balances, partially offset by higher interest rates during the second quarter of 2007.

Interest Expense

	Q2 2006	Q2 2007	$ Change	% Change
Interest Related to Convertible Debentures and Secured Convertible Notes:
Interest on Debt	$238,000	$349,000	$111,000	47%
Non-Cash Charges to Interest Expense	1,054,000	2,013,000	959,000	91%

Total	$1,292,000	$2,362,000	$1,070,000	83%

Interest Related to Other Debt:
Interest Paid in Cash	$5,000	$2,000	$(3,000)	(60%)

Total Interest Expense	$1,297,000	$2,364,000	$1,067,000	82%

     Interest on debt consists primarily of interest accrued or paid in the quarter related to our Secured Convertible Notes. For the second quarter of 2006, interest on debt was attributable to our 2006 Secured Convertible Notes. In the second quarter of 2007, interest on debt was attributable to both the 2006 Secured Convertible Notes and 2007 Secured Convertible Notes, which resulted in a larger outstanding debt balance. In the second quarter of 2007, we issued common stock in payment of approximately $259,000 of interest on the 2006 Secured Convertible Notes. In the second quarter of 2007, we paid approximately $18,000 of cash in payment of interest on the 2007 Secured Convertible Notes. In the second quarter of 2007, holders of our 2007 Secured Convertible Notes elected to defer approximately $237,000 of interest payments due in June 2007 until the third quarter of 2007.
     The non-cash charges increased over the second quarter of 2006 primarily due to the increase in non-cash interest charges related to the Secured Convertible Notes, as further described below.
2007 Secured Convertible Notes
     In January 2007, we sold the 2007 Secured Convertible Notes and recorded approximately $3,253,000 of related non-cash charges which are being recorded in our statement of operations through December 2007, the life of the debt. As of June 30, 2007, approximately $1,692,000 of the $3,253,000 of non-cash charges and deferred financing costs have been amortized and recorded as interest expense and the remaining $1,561,000 is scheduled to be amortized using the effective interest rate method over the remaining quarters through the final payment due date in December 2007.
     Non-cash charges to interest expense in the second quarter of 2007 related to the 2007 Secured Convertible Notes and consisted of:
•	$133,000 of amortized deferred financing costs, which reduced the original $395,000 balance of deferred financing costs to $189,000 at June 30, 2007; and

•	$961,000 of amortized debt discount, which reduced the $2,857,000 of debt discount to $1,371,000 at June 30, 2007.
     The following table demonstrates the accounting for the 2007 Secured Convertible Notes and related discounts from the date of issuance, January 22, 2007, to June 30, 2007;

Value of Notes
Principal Value 2007 Secured Convertible Notes	$4,365,000
Discounts Recorded in 2007	(2,857,000)
2007 Amortization of Discounts	1,486,000
Payments in Stock	—

Carrying Value of 2007 Secured Convertible Notes at 6/30/07	$2,994,000

2006 Secured Convertible Notes
     In January 2006, we sold our 2006 Secured Convertible Notes and recorded approximately $6,001,000 of related non-cash charges which are being recorded in our statement of operations through December 2007. As a result of the issuance of the 2007 Secured Convertible Notes, we recorded an additional beneficial conversion feature of approximately $208,000 on the 2006 Secured Convertible Notes in the first quarter of 2007. These additional non-cash charges are being recorded in our statement of operations through December 2007. As of June 30, 2007, approximately $4,515,000 of the $6,209,000 non-cash charges and deferred financing costs have been amortized and recorded as interest expense and the remaining $1,694,000 will be amortized using the effective interest rate method over the remaining quarters through December 2007. On January 22, 2007 the scheduled maturity date for the 2006 Secured Convertible Notes was shortened to December 13, 2007.
     Non-cash charges to interest expense in the second quarter of 2007 related to the 2006 Secured Convertible Notes and consisted of:
•	$128,000 of amortized deferred financing costs, which contributed to the reduction of the original $912,000 of deferred financing costs to $249,000 at June 30, 2007;

•	$743,000 of amortized debt discount, which contributed to the reduction of the $5,296,000 of debt discount to $1,445,000 at June 30, 2007; and

•	$49,000 of non-cash charges to record the discount from fair value when making the principal and interest repayments on the 2006 Secured Convertible Notes in stock rather than cash.
     The following table demonstrates the accounting for the 2006 Secured Convertible Notes and related discounts from the date of issuance, January 13, 2006, through June 30, 2007.

Value of Notes
Principal Value of Debt	$6,998,000
Discounts Recorded in 2006	(5,089,000)
2006 Amortization of Discounts	2,338,000
Payments in Stock	(880,000)

Carrying Value of Debt at 12/31/06	$3,367,000

Discounts Recorded in 2007	(208,000)
2007 Amortization of Discounts	1,513,000
Payment in Stock	(1,431,000)

Carrying Value of Debt at 6/30/07	$3,241,000

Mark-to-Market Adjustment From Registration Rights

	Q2 2006	Q2 2007	$ Change	% Change
Mark-to-market adjustment from registration rights	$14,000	$—	$(14,000)	(100%)
     Mark-to-market adjustment from registration rights represents the change in the estimated fair value of the registration rights liability associated with our sale of the 2006 Secured Convertible Notes.
Net Loss

	Q2 2006	Q2 2007	$ Change	% Change
Net Loss	$3,567,000	$4,581,000	$1,014,000	28%
     Net loss increased in the second quarter of 2007 as compared to the same period in 2006 primarily due to increased SG&A expenses as well as increased non-cash interest charges related to the Secured Convertible Notes, partially offset by the increase in revenues and gross profit margins on product sales and the decrease in research & development and clinical & regulatory expenses.

Six Months Ended June 30, 2006 Compared with Six Months Ended June 30, 2007
Revenues

	Six Months Ended	Six Months Ended
	June 30, 2006	June 30, 2007	$ Change	% Change
Product Sales (net of allowances):
NMP22 BladderChek Test Sales	$4,617,000	$5,473,000	$856,000	19%
NMP22 Lab Test Kit Sales	538,000	626,000	88,000	16%
Other Product Sales	523,000	548,000	25,000	5%

Total Product Sales	5,678,000	6,647,000	969,000	17%

Alliance and Collaboration Revenue	54,000	66,000	12,000	22%

Total Revenue	$5,732,000	$6,713,000	$981,000	17%

     The increase in revenue for the six month period ended June 30, 2007 compared to the six month period ended June 30, 2006 in our NMP22 BladderChek Test is the result of $566,000 in increased sales and a $290,000 favorable exchange rate impact. The $566,000 increase in NMP22 BladderChek Test sales consists of $23,000 related to an increase in the average revenue per test and a $543,000 increase in the volume of tests sold. The average revenue per test increased in 2007 over the same period in 2006 due to more favorable customer mix in the markets where we sell directly and the markets where we sell to distributors, since the price at which we sell to distributors is lower than we sell directly to customers. The increase in volume is due to an increase of $799,000 in markets where we sell directly offset by a $256,000 decrease in markets where we sell to distributors. This $256,000 decrease arises in large part because in the first six months of 2006, we recognized $172,000 of revenue from sales to distributors which had previously been in deferred revenue, compared to $0 which we recognized in the first six months of 2007 from such distributors. NMP22 BladderChek Test sales accounted for approximately 90% and 90% of sales in the NMP22 product line for the six months ended June 30, 2006 and 2007, respectively. The increase in revenue from our NMP22 Lab Test Kit sales is the result of a $66,000 increase, principally the result of increased average selling prices, and a $22,000 favorable exchange rate impact.
     The increase in revenue from our non-NMP22 products (listed in the table above as Other Product Sales) is mainly due to favorable exchange rates.
     When we have sufficient history to estimate product returns for a distributor, we recognize revenue when we ship our NMP22 BladderChek Tests to that distributor. During the first six months of 2007, we sold approximately $152,000 of our NMP22 BladderChek Tests to distributors for which we had sufficient history to estimate returns and approximately $39,000 to distributors for which we did not have such history. Accordingly, $39,000 of shipments were recorded as deferred revenue and will be recognized as revenue when the distributor reports to us that it no longer has the product, when we determine the shelf life of the product has expired (each indicating that the possibility of return is remote) or after we have ten quarters of experience with an individual distributor. At December 31, 2006 and June 30, 2007, $91,000 and $77,000 remained in deferred product revenue, respectively. See “Critical Accounting Policies and Estimates” for a description of our revenue recognition policy.
     During the first six months of 2006, we determined that we had sufficient history to estimate product returns for three additional distributors and therefore are now recognizing revenue when we ship our NMP22 BladderChek Tests to these distributors. We also recognized all deferred revenue relating to our NMP22 BladderChek Test shipments to these distributors for the six months ended June 30, 2006. This has resulted in our recognizing $172,000 of our NMP22 BladderChek Test shipments to distributors which previously would have been in deferred revenue.
     Deferred revenue consists of the following:

	December 31, 2006	June 30, 2007	$ Change	% Change
Alliance and Collaboration revenue	$706,000	$690,000	$(16,000)	(2%)
Deferred product revenue	91,000	77,000	(14,000)	(15%)

	$797,000	$767,000	$(30,000)	(4%)

     The deferred product revenue balance decreased from the fourth quarter of 2006 to the second quarter of 2007 because distributors for which we do not have sufficient history to estimate product returns shipped more NMP22 BladderChek Tests to end user customers than we shipped to these distributors. Unless we change distributors or add significant new distributors, we expect our deferred product revenue will decrease in the future.

Cost of Product Sales

	Six Months Ended	Six Months Ended
	June 30, 2006	June 30, 2007	$ Change	% Change
Product Sales	$5,678,000	$6,647,000	$969,000	17%
Cost of Product Sales	1,539,000	1,545,000	6,000	0.4%

Gross Profit on Product Sales	$4,139,000	$5,102,000	$963,000	23%

Gross Profit Margin on Product Sales	73%	77%
Cost of Product Sales as a % of Product Sales	27%	23%
     Cost of product sales includes (a) payroll-related expenses related to employees involved in the production of our products, (b) product materials, (c) rent and related expenses allocated to employees involved in the production of our products, (d) supplies, (e) depreciation of fixed assets used in production and (f) royalties paid to third parties. Gross profit on product sales is calculated by deducting the cost of product sales from product sales. The decrease in cost of product sales on a percentage basis and the increase in our gross profit margin on product sales is largely the result of a decrease in the amount of royalties paid to MIT on sales of our NMP22 BladderChek Tests and our NMP22 Lab Test Kits as the majority of the patents licensed to us by MIT expired during the fourth quarter of 2006. The decrease in the cost of product sales on a percentage basis and our increase in gross profit margin on product sales was also the result of increased volume of higher margin NMP22 BladderChek Tests worldwide as a percentage of total product sales from 81% in the second quarter of 2006 to 82% in the second quarter of 2007.
Research & Development and Clinical & Regulatory Expenses

	Six Months Ended	Six Months Ended
	June 30, 2006	June 30, 2007	$ Change	% Change
Research & development and clinical & regulatory expenses	$1,557,000	$1,233,000	$(324,000)	(21%)
     Research & development and clinical & regulatory expenses include (a) the salaries and related overhead of our research and clinical personnel, (b) laboratory supplies, (c) payments to third parties and sites to help us execute clinical trials, (d) depreciation of research related equipment, (e) legal expenses related to filing and prosecuting patents, (f) other direct expenses and (g) an allocation of our occupancy and related expenses based on the square footage occupied by our research & development staff, their laboratories and clinical & regulatory staff. Research & development and clinical & regulatory expenses decreased in the six month period ended June 30, 2007 compared to the six month period ended June 30, 2006 primarily due to a $188,000 decrease in payroll costs, a $77,000 decrease in supply costs, and a $41,000 decrease in consultant costs.
Selling, General and Administrative Expenses
(“SG&A”)

	Six Months Ended	Six Months Ended
	June 30, 2006	June 30, 2007	$ Change	% Change
Gross Profit on Product Sales	$4,139,000	$5,102,000	$963,000	23%
SG&A	7,138,000	8,191,000	1,053,000	15%
SG&A as % of Gross Profit on Product Sales	172%	161%
     SG&A increased in the six month period ended June 30, 2007 compared to six month period ended June 30, 2006 primarily due to a $385,000 increase in payroll costs resulting from increased headcount, mainly to support direct sales efforts, a $262,000 increase in legal costs, a $193,000 unfavorable currency exchange rate impact on non-US SG&A, a $122,000 increase in consulting costs, a $102,000 increase in management information system related costs, a $28,000 increase in dues and subscription costs, and a $21,000 increase in sales-related marketing expense, offset by a $118,000 decrease in corporate communication costs.
     We believe that our SG&A as a percentage of our gross profit on product sales from comparative periods provides a useful measure of our performance. We expect the growth in gross profit on product sales in the future to exceed the growth in SG&A, and that SG&A as a percent of our gross profit on product sales should continue to decline.

Operating Loss

	Six Months Ended	Six Months Ended
	June 30, 2006	June 30, 2007	$ Change	% Change
Operating Loss	$4,503,000	$4,255,000	$(248,000)	(6%)
     The operating loss for the six month period ended June 30, 2007 decreased as compared to the same period in 2006 primarily due to the decrease in research & development and clinical & regulatory expenses as well as the increase in total revenue discussed above.
Interest Income

	Six Months Ended	Six Months Ended
	June 30, 2006	June 30, 2007	$ Change	% Change
Interest Income	$92,000	$40,000	$(52,000)	(57%)
     Interest income decreased in the six month period ended June 30, 2007 compared to the six month period ended June 30, 2006 due to a decrease in the average daily cash balances, partially offset by higher interest rates during the first six months of 2007.
Interest Expense

	Six Months Ended	Six Months Ended
	June 30, 2006	June 30, 2007	$ Change	% Change
Interest Related to Convertible Debentures and Secured Convertible Notes:
Interest on Debt	$471,000	$676,000	$205,000	44%
Non-Cash Charges to Interest Expense	1,734,000	3,826,000	2,092,000	121%

Total	$2,205,000	$4,502,000	$2,297,000	104%

Interest Related to Other Debt:
Interest Paid in Cash	$5,000	$7,000	$2,000	40%

Total Interest Expense	$2,210,000	$4,509,000	$2,299,000	104%

     Interest on debt consists primarily of interest accrued or paid in the six month periods ended June 30, 2006 and 2007 related to our Secured Convertible Notes. For the six month period ended June 30, 2006, interest on debt was attributable primarily to our 2006 Secured Convertible Notes. For the six month period ended June 30, 2007, interest on debt was attributable to both the 2006 Secured Convertible Notes and 2007 Secured Convertible Notes, which resulted in a larger outstanding debt balance. In first quarter of 2007, we issued shares of our common stock in payment of approximately $925,000 of interest on the 2006 Secured Convertible Notes, of which $890,000 had been accrued through December 31, 2006. In the second quarter of 2007, we issued common stock in payment of approximately $259,000 of interest on the 2006 Secured Convertible Notes. In the second quarter of 2007, we paid approximately $18,000 in cash in payment of interest on the 2007 Secured Convertible Notes. In the second quarter of 2007, holders of our 2007 Secured Convertible Notes elected to defer approximately $237,000 of interest payments due in June 2007 until the third quarter of 2007.
     The non-cash charges increased over the six month period ended June 30, 2006 primarily due to the increase in non-cash interest charges related to the Secured Convertible Notes, as further described below.
2007 Secured Convertible Notes
     In January 2007, we sold our 2007 Secured Convertible Notes and recorded approximately $3,253,000 of related non-cash charges which are being recorded in our statement of operations through December 2007, the life of the debt. As of June 30, 2007, approximately $1,692,000 of the $3,253,000 of non-cash charges and deferred financing costs have been amortized and recorded as interest expense and the remaining $1,561,000 is scheduled to be amortized using the effective interest rate method over the remaining quarters through the final payment due date in December 2007.
     Non-cash charges to interest expense for the six months ended June 30, 2007 related to the 2007 Secured Convertible Notes and consisted of:

•	$206,000 of amortized deferred financing costs, which reduced the original $395,000 balance of deferred financing costs to $189,000 at June 30, 2007; and

•	$1,486,000 of amortized debt discount, which reduced the $2,857,000 of debt discount to $1,371,000 at June 30, 2007.
     The following table demonstrates the accounting for the 2007 Secured Convertible Notes and related discounts from the date of issuance, January 22, 2007, through June 30, 2007:

Value of Notes
Principal Value 2007 Secured Convertible Notes	$4,365,000
Discounts Recorded in 2007	(2,857,000)
2007 Amortization of Discounts	1,486,000
Payments in Stock	—

Carrying Value of 2007 Secured Convertible Notes at June 30, 2007	$2,994,000

2006 Secured Convertible Notes
     In January 2006, we sold our 2006 Secured Convertible Notes and recorded approximately $6,001,000 of related non-cash charges which are being recorded in our statement of operations through December 2007. As a result of the issuance of the 2007 Secured Convertible Notes, we recorded an additional beneficial conversion feature of approximately $208,000 on the 2006 Secured Convertible Notes in the first quarter of 2007. These additional non-cash charges are being recorded in our statement of operations through December 2007. As of June 30, 2007, approximately $4,515,000 of the $6,209,000 non-cash charges and deferred financing costs have been amortized and recorded as interest expense and the remaining $1,694,000 will be amortized using the effective interest rate method over the remaining quarters through December 2007. On January 22, 2007, the scheduled maturity date for the 2006 Secured Convertible Notes was shortened to December 13, 2007.
     Non-cash charges to interest expense in the six months ended June 30, 2007 related to the 2006 Secured Convertible Notes and consisted of:
•	$244,000 of amortized deferred financing costs, which contributed to the reduction of the original $912,000 of deferred financing costs to $249,000 at June 30, 2007;

•	$1,513,000 of amortized debt discount, which contributed to the reduction of the $5,296,000 of debt discount to $1,445,000 at June 30, 2007; and

•	$378,000 of non-cash charges to record the discount from fair value when making the principal and interest repayments on the 2006 Secured Convertible Notes in stock rather than cash.
     The following table demonstrates the accounting for the 2006 Secured Convertible Notes and related discounts from the date of issuance, January 13, 2006, through June 30, 2007.

Value of Notes
Principal Value of Debt	$6,998,000
Discounts Recorded in 2006	(5,089,000)
2006 Amortization of Discounts	2,338,000
Interest and Principal Payments in Stock	(880,000)

Carrying Value of Debt at December 31, 2006	$3,367,000

Discounts Recorded in 2007	(208,000)
2007 Amortization of Discounts	1,513,000
Payment in Stock	(1,431,000)

Carrying Value of Debt at June 30, 2007	$3,241,000

March 2003 Convertible Debentures

     In March 2003, we completed a $5.0 million private placement of the March 2003 Convertible Debentures and, subsequent to issuance, recorded an additional $4.6 million of non-cash charges related to the Convertible Debentures which were charged to our income statement through March 31, 2006. All of the non-cash charges and deferred financing costs have been amortized and charged as interest expense as this debenture was fully repaid as of March 31, 2006.
     Non-cash charges to interest expense for 2006 related to the March 2003 Convertible Debentures consisted of:
•	$7,000 of amortized deferred financing costs, which contributed to the reduction of the $475,000 deferred financing costs to $0 at March 31, 2006;

•	$132,000 of non-cash charges to record the discount from fair value when making the principal and interest repayments on the Convertible Debentures in stock rather than cash; and

•	$134,000 of amortized debt discount, which contributed to the reduction of the $4,558,000 of debt discount on our $5,000,000 Note to $0 at March 31, 2006. This debt discount comprises the following: the fair value allocated to the warrants issued in conjunction with the Convertible Debenture, the charge to account for the beneficial conversion feature recorded at the date the Convertible Debenture was entered into and additional charges to account for the beneficial conversion feature recorded in the fourth quarter of 2003, the first quarter of 2004 and the first quarter of 2005 as a result of the triggering of the anti-dilution protection provisions.
     The following table demonstrates the accounting for the March 2003 Convertible Debentures and related discounts during 2003, 2004, 2005 and 2006 and the resulting balance at March 31, 2006, at which point the March 2003 Convertible Debentures had been fully repaid.

Value of
Debentures
Principal Value of Debenture	$5,000,000
Discounts Recorded in 2003	(2,777,000)
2003 Amortization of Discounts	644,000

Carrying Value of Debenture at December 31, 2003	$2,867,000

Discounts Recorded in 2004	(1,339,000)
2004 Amortization of Discounts	2,150,000
Payment in Stock	(1,923,000)

Carrying Value of Debenture at December 31, 2004	$1,755,000

Discounts Recorded in 2005	(442,000)
2005 Amortization of Discounts	1,630,000
Payment in Stock	(2,308,000)

Carrying Value of Debenture at December 31, 2005	$635,000

2006 Amortization of Discounts	134,000
Payment in Stock	(769,000)

Carrying Value of Debenture at March 31, 2006	$—

Mark-to-Market Adjustment From Registration Rights

	Six Months Ended	Six Months Ended
	June 30, 2006	June 30, 2007	$ Change	% Change
Mark-to-market adjustment from registration rights	$38,000	$—	$(38,000)	(100%)

     Mark-to-market adjustment from registration rights represents the change in the estimated fair value of the registration rights liability associated with our sale of the 2006 Secured Convertible Notes.
Net Loss

	Six Months Ended	Six Months Ended
	June 30, 2006	June 30, 2007	$ Change	% Change
Net Loss	$6,660,000	$8,724,000	$2,064,000	31%
     Net loss increased for the six month period ended June 30, 2007 as compared to the same period in 2006 primarily due to increased SG&A expenses as well as increased non-cash interest charges related to the Secured Convertible Notes, partially offset by the increase in revenues and gross profit margins on product sales and the decrease in research & development and clinical & regulatory expenses.
Research and Development Programs
     Our primary research focus is on the identification of proteins in the body which are associated with or created by cancerous processes and which, when measured, can provide useful medical information to physicians. Since 2004, we focused our development efforts on our breast cancer program, but we reduced the resources devoted to this program during the first half of 2007, mostly through attrition. We continue to regularly assess our progress in this program, as well as the level of resources we are devoting to it.
Liquidity and Capital Resources
     Our operating activities used cash in the six month periods ended June 30, 2006 and 2007 primarily to fund our net losses excluding non-cash charges. The non-cash charges comprise primarily depreciation and amortization expenses, and amortization of debt discounts and deferred charges related to our Secured Convertible Notes.
Summary Cash Flow

	Six Months	Six Months
	Ended	Ended
	June 30, 2006	June 30, 2007
Net Loss	$(6,660,000)	$(8,724,000)
Non-cash Charges	2,577,000	5,779,000
Changes in Assets and Liabilities	(12,000)	(678,000)

Net Operating Uses	(4,095,000)	(3,623,000)
Net Investment Uses	(80,000)	(22,000)
Net Financing Sources	6,206,000	3,837,000
Foreign exchange effect	34,000	15,000

Change in cash and cash equivalents	$2,065,000	$207,000

     We expect that the Days Sales Outstanding (“DSO”) (which includes only accounts receivable from physicians to whom we have sold the NMP22 BladderChek Test) is likely to be higher in the future than the 34 days reported at June 30, 2007. Our DSO calculation at June 30, 2006 was 37 days. We expect U.S. direct-to-physician revenues as a percentage of total revenues to increase and, since our DSO on U.S. direct-to-physician sales was 40 days, we expect our average DSO to increase as U.S. sales become a larger percent of our total.
     We do not include in our DSO calculation any amount due from or any shipments to distributors of our NMP22 BladderChek Test because historically, we have not recognized revenue upon shipment to distributors because we lacked sufficient history with these distributors to estimate returns. Unpaid amounts due from distributors are included in accounts receivable on our balance sheets even if we have not recorded revenue from them. We also exclude from our DSO calculation any accounts receivable resulting from a non-revenue source, such as receivables due from a supplier. For the three month period ended June 30, 2006, we excluded a $19,000 reimbursement due from a supplier from our DSO calculation. This supplier receivable was paid in full in 2006. We did not have any non-revenue source transactions in accounts receivable for the three month period ending June 30, 2007.

     When we include amounts due from and any shipments to distributors of our NMP22 BladderChek Test or other products, our DSO at June 30, 2007 was 39 days compared to 40 days at June 30, 2006.
     As of June 30, 2007, we had $1.7 million of cash and cash equivalents, negative working capital of $5.8 million and a net loss of $4.6 million in the fiscal quarter ended June 30, 2007. We do not expect to be able to fund our operations through the end of the third quarter without additional capital and we will need even larger amounts of capital if we are not able to secure the agreement of all or almost all of the holders of our Secured Convertible Notes to defer payments until the earlier of (i) a sale of substantially all our assets or a merger or (ii) the scheduled maturity date of December 13, 2007. On August 9, 2007, the holders of a majority of outstanding principal value of our 2006 Secured Convertible Notes and the holders of a majority of outstanding principal value of our 2007 Secured Convertible Notes agreed to defer payments until the earlier of these events. See “Subsequent Events”. We may not be able to timely raise needed capital on terms that are acceptable to us, or at all. If we do not timely complete the asset sale or an alternative sale or merger transaction, and we do not timely receive additional financing or do not receive an adequate amount of additional financing, we will be required to substantially curtail our expenses and may be required to cease operations.
     Due to our issuance of the 2007 Secured Convertible Notes, we have substantially increased our indebtedness to approximately $9.1 million as of June 30, 2007. As shown in the following table, the Secured Convertible Notes comprise over 99% of our indebtedness at that date:

	Original	Conversions and
	Issuance	Repayments	Outstanding
2006 Secured Convertible Notes	$6,998,000	$2,311,000	$4,687,000
2007 Secured Convertible Notes	$4,365,000	—	4,365,000
Other indebtedness	—	—	36,000

			$9,088,000

     The maturity date for all of our 2006 and 2007 Secured Convertible Notes is December 13, 2007 and we will have to pay an aggregate of $9.8 million in principal and interest on or before that date. Most of the holders of the Secured Convertible Notes have agreed to defer receipt of payments due them on the Secured Convertible Notes until the earlier of (i) a sale of substantially all our assets or a merger or (ii) December 13, 2007. See “Subsequent Events”. If any of the remaining holders of Secured Convertible Notes do not agree to defer receipt of payments as the majority holders have done, we will likely be unable to make payments due to those note holders in stock (as we do not expect to be able to meet all of the applicable stock payment conditions). In that event, we would have to make those payments in cash. We do not currently have sufficient funds to make all future payments on the Secured Convertible Notes in cash as they become due.
     The stock payment conditions on our Secured Convertible Notes require (a) that our common stock be selling at $0.40 per share or higher and (b) that the number of shares to be issued to all holders of Secured Convertibles Notes on a specific payment date would not exceed 20% of the trading volume for the period of 20 consecutive trading days immediately prior to the payment date. When our share price had dipped below $0.40 in April 2007, we agreed with the holders of over 90% of our 2006 Secured Convertible Notes to defer the payments then due until May 13, 2007. In June 2007, our stock was trading below $0.40 per share and as a result we agreed with the holders of over 90% of our Secured Convertible Notes to defer the payments then due until the third quarter of 2007. Our stock has been trading below $0.40 per share since mid-May and our recent trading volume has averaged only approximately 97,057 per day during the second quarter of 2007. As a result, we do not expect to be able to meet either of these stock payment conditions in the near future.
     The terms of our existing securities greatly restrict our future financing options. The terms of our Series A Preferred Stock impose a limitation on indebtedness not outstanding on March 4, 2005 in excess of $12,000,000 ($15,300,000 after August 10, 2007 – see “Subsequent Events”), except in limited forms. While our Secured Convertible Notes are outstanding, we also have restrictions on incurring additional indebtedness (other than receivables financing not to exceed 80% of our receivables and equipment purchase or lease financing not to exceed $200,000), as well as restrictions on our payment of cash dividends and redemption of securities.
     On August 9, 2007, we entered into a Consent with the holders of a majority of outstanding principal value of our 2006 Secured Convertible Notes and the holders of a majority of outstanding principal value of our 2007 Secured Convertible Notes to allow us to incur an increased amount of indebtedness sufficient to permit us to issue additional notes in an aggregate principal amount not to exceed $3.5 million and ranking on a pari passu basis with the Secured Convertible Notes as to payment and security. We have not borrowed any of the increased indebtedness amounts permitted by the Amendment and the Consent described in the this and the preceding paragraphs.

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
     If we raise funds, particularly if done on unfavorable terms, we may provide rights and preferences to new investors that are not available to our current stockholders or debt holders. For example, we granted contingent license rights to portions of our patent portfolio to a collateral agent, on behalf of the holders of Secured Convertible Notes, and we have granted preferences upon liquidation to holders of our Series A Preferred Stock. These types of rights and preferences provide a more secure investment position to the holders of these securities than our common stock investors enjoy. In addition, our existing financing arrangements contain anti-dilution protection provisions which may require us to issue additional securities if certain conditions are met. Any future equity financings or retirements of convertible notes with common stock will dilute the ownership interest of our existing investors and may have an adverse impact on the price of our common stock.
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
     Any future equity or convertible debenture financings will dilute the ownership interest of our existing investors and may have an adverse impact on the price of our common stock. The table below includes shares which have been reserved under the various agreements and plans we have outstanding and include shares reserved for contingencies which have not yet occurred (such as future declines in the price of our common stock). As of June 30, 2007, the total shares reserved were:

		Conversion
	Common	or Exercise Price
Security	Shares	Low	High
Common stock outstanding	62,078,000	—	—
Stock reserved for 2006 Secured Convertible Notes	11,025,000	$.40	$.63
Stock reserved for 2007 Secured Convertible Notes	7,497,000	.63	.63
Stock reserved for warrant exercises	21,639,000	.63	2.70
Stock reserved for potential warrant shares	631,000	.01	.01
Stock reserved for outstanding stock options and restricted stock units	3,611,000	.39	6.69
Stock available for issuance under stock plans	4,168,000	—	—
Stock reserved for Series A Preferred Stock	1,023,000	.70	.70

Total	111,672,000

     The table above does not reflect the decrease of 784,314 shares of stock reserved for warrant exercises resulting from the redemption of the 2003 Warrants in the third quarter of 2007. The table above includes shares for converting the Series A Preferred Stock and for paying interest on and repaying the principal of our 2006 Secured Convertible Notes. We plan to use our common stock to pay interest and repay principal on the 2006 Secured Convertible Notes so long as we meet the applicable stock payment conditions. This use of our common stock will result in further dilution. Also included in the table above are shares currently reserved for conversion of the 2007 Secured Convertible Notes at the initial conversion price of $0.63 per share, for the 2007 Warrants at their initial exercise prices and for payment of interest in shares up to a maximum of 568,432 shares. At our Annual Meeting of Stockholders held on June 8, 2007 our stockholders approved issuances below $0.63 per share but we have not increased the number of shares reserved for issuance to holders of the 2007 Secured Convertible Notes and 2007 Warrants.
   Financings
     See Notes 4 and 5 to the Unaudited Condensed Consolidated Financial Statements for additional information on our financing transactions. See also, Note 9, “Subsequent Events.”
Contractual Obligations
     Our future commitments as of June 30, 2007 are as follows:

		Payment Due by Period
		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years
Operating Lease Arrangements	$2,045,000	$636,000	$1,134,000	$275,000	$—
Capital Lease Arrangements	44,000	24,000	20,000	—	—
Convertible Note Obligations	9,832,000	9,832,000	—	—	—
Purchase Commitments	1,170,000	134,000	1,036,000
Service Agreement Commitments	20,000	15,000	5,000

Total	$13,111,000	$10,641,000	$2,195,000	$275,000	$—

     The $9.8 million of convertible note obligations reflected in the above table primarily consist of $4.7 million of principal payments and $342,000 of interest on the 2006 Secured Convertible Notes as well as $4.4 million of principal payments and $438,000 of interest on the 2007 Secured Convertible Notes.
     On November 3, 2006, we executed a supply agreement with Inverness which contains purchase commitments for our NMP22 BladderChek Test totaling approximately $1,684,000 over the first two years of the agreement. For the three and six month periods ended June 30, 2007, we purchased $257,000 and $514,000, respectively, of the NMP22 BladderChek Test from Inverness.
     Service agreement commitments include primarily service and maintenance contracts related to manufacturing and research operations and equipment. The majority of the service agreement commitments does not extend past one year and no commitment exceeds $5,000 for any single vendor.
     The $2.0 million of operating lease arrangements reflected in the above table primarily consist of $1.5 million for the lease agreement for our corporate headquarters in Newton, Massachusetts which expires in December 2010 as well as $356,000 for the lease agreement for our office in Freiburg, Germany, which expires in January 2011.
     We have no material capital expenditure commitments.
     Our intention is to pay the interest and principal on our Secured Convertible Notes in stock so long as we meet the applicable stock payment conditions. However, it is unlikely that we will be able to make all payments through maturity in stock and we will likely have to make some of these payments in cash.
Off-Balance Sheet Arrangements

     We have not created, and are not party to, any special-purpose or off-balance sheet entities for purpose of raising capital, incurring debentures or opening parts of our business that are not consolidated (to the extent of our ownership interest therein) into our financial statements. However, since inception, we have raised capital through issuance of common stock, preferred stock, convertible debentures and Secured Convertible Notes. All those arrangements include issuance of warrants. Warrants are instruments that qualify as off-balance sheet arrangements. We have provided further details about those arrangements in Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.
Critical Accounting Policies and Estimates
     The preparation of our Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying Consolidated Financial Statements and related footnotes. In preparing these Consolidated Financial Statements, we have made our best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality and assuming that we will continue as a going concern. However, since application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties, actual results could differ, potentially materially, from these estimates.
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
     We believe that the accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2006 are critical to understanding our business, results of operations and financial condition because they involve significant judgments and estimates used in the preparation of our Consolidated Financial Statements. An accounting policy is deemed to be critical if it requires a judgment of accounting estimate to be made based on assumptions about matters that are highly uncertain, and if different estimates that could have been used, or if changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact our Consolidated Financial Statements. We reviewed our policies and determined that those policies remain our critical accounting policies for the three months ended June 30, 2007.
Recent Accounting Pronouncements
     We adopted the provisions of Financial Accounting Standards Board FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109, on January 1, 2007. This interpretation prescribes new methodology by which we must measure, report, present, and disclose in our financial statements the effects of any uncertain tax return reporting positions that we have taken or expect to take. The interpretation requires financial statement reporting of the expected future tax consequences of uncertain tax return reporting positions on the presumption that all relevant tax authorities possess full knowledge of the tax reporting positions as well as all of the pertinent facts and circumstances, but it prohibits any discounting of these effects for the time value of money. In addition, the interpretation also mandates expanded financial statement disclosure about uncertainty in tax reporting positions. The adoption of FIN 48 did not have a material effect on our financial position, results of operations or cash flows.
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
     In June 2007, the Emerging Issues Task Force (“EITF”), reached a consensus on EITF Issue No. 07-03, Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities. EITF 07-03 concludes that non-refundable advance payments for future research and development activities should be deferred and capitalized until the goods have been delivered or the related services have been performed. If an entity does not expect the goods to be delivered or the services to be rendered, the capitalized advance payment should be charged to expense. This consensus is effective for fiscal years beginning after December 15, 2007. The initial adjustment to reflect the effect of applying the consensus as a change in accounting principle would be accounted for as a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. We do not believe that our adoption of EITF 07-03 in the first quarter of 2008 will have a material impact on our financial position, results of operations or cash flows.
Subsequent Events

   Warrant Repurchase
     On July 27, 2007, we entered into an Agreement and Amendment to 15% Secured Convertible Promissory Notes dated January 13, 2006 and dated January 22, 2007 (the “Agreement and Amendment”) with the holders of a majority of outstanding principal value of our 2006 Secured Convertible Notes and the holders of a majority of outstanding principal value of our 2007 Secured Convertible Notes. The Agreement and Amendment permits us to redeem outstanding warrants we originally issued on March 31, 2003 (the “2003 Warrants”). We decided to repurchase the 2003 Warrants in anticipation of entering into a strategic transaction.
     On July 31, 2007, we entered into Purchase and Sale Agreements with all holders of 2003 Warrants, which are exercisable for up to 784,314 shares of our common stock, to redeem the 2003 Warrants for a purchase price of $0.04 per share. In addition to the $0.04 purchase price to redeem the warrants, the Purchase and Sale Agreements also provide for potential additional payments to be made to the holders if, prior to April 1, 2008, we engage in a transaction that would have triggered an anti-dilution adjustment to the exercise price of the redeemed 2003 Warrants.
     Between July 31 and August 10, 2007, pursuant to the terms of the Purchase and Sale Agreements with the warrant holders, we paid an aggregate of approximately $31,373 to redeem the 2003 Warrants.
Consent to Permit Additional Financing
     On August 10, 2007, we amended our Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock of Matritech, Inc. with the written consent of the holders of more than 75% of the outstanding Series A Preferred Stock, to increase the amount of indebtedness we may incur, assume or suffer to permit without the prior consent of the holders of at least 75% of the outstanding Series A Preferred Stock from $12,000,000 to $15,300,000.
     On August 9, 2007, we entered into a Consent with the holders of a majority of outstanding principal value of our 2006 Secured Convertible Notes and the holders of a majority of outstanding principal value of our 2007 Secured Convertible Notes to allow us to incur an increased amount of indebtedness sufficient to permit us to issue additional notes in an aggregate principal amount not to exceed $3.5 million and ranking on a pari passu basis with the Secured Convertible Notes as to payment and security. The Consent also directed the collateral agent for the holders of the Secured Convertible Notes to consent to and enter into an amendment and restatement of the existing security agreement and contingent license agreement so that the holders of the additional notes would have a pari passu position with the holders of the Secured Convertible Notes.
  Deferrals of Payments by Holder of Secured Convertible Notes
     On August 9, 2007, the holders of a majority of outstanding principal value of our 2006 Secured Convertible Notes and the holders of a majority of outstanding principal value of our 2007 Secured Convertible Notes agreed to defer receipt of payments of principal and interest due them under the Secured Convertible Notes until the earlier of (i) a sale of substantially all our assets or a merger or (ii) the scheduled maturity date of December 13, 2007. We have asked other holders of the Secured Convertible Notes to similarly defer receipt of payments.
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
     We invest our cash in securities classified as cash and cash equivalents. At June 30, 2007, these securities totaled $1.7 million and included money market accounts. Changes in interest rates affect the investment income we earn on our investments and, therefore, impact our cash flows and results of operations. A hypothetical 50 basis point decrease in interest rates would result in a decrease in annual interest income and a corresponding increase in net loss of approximately $4,000 for the period ended June 30, 2007.
     Foreign Exchange. The financial statements of Matritech GmbH are translated in accordance with SFAS No. 52, Foreign Currency Translation. The functional currency of our foreign subsidiary is the local currency (euro), and accordingly, all assets and liabilities of the foreign subsidiary are translated using the exchange rate at the balance sheet date except for intercompany receivables which are of long-term-investment nature, and capital accounts which are translated at historical rates. Revenues and expenses are translated monthly at the average rate for the month. Adjustments resulting from the translation from the financial statements of Matritech GmbH into U.S. dollars are excluded from the determination of net income and are accumulated in a separate component of stockholders’ equity. Foreign currency transaction gains and losses are reported in the accompanying interim condensed consolidated statements of operations and are immaterial to the results of operations. We had sales denominated in foreign currency of approximately $1,901,000 and $4,057,000, respectively, for the three and six month periods ended June 30, 2007.
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
PART II. OTHER INFORMATION
Item 1A. Risk Factors.
     From time to time we update, revise and supplement the risk factors described under the title “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. There are no material changes to the Risk Factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 other than (i) those included in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 and (ii) the following: we changed risk factors herein entitled “We expect that we will need to obtain additional capital in the near future in order to continue our operations” and “We may be unable to comply with payment provisions of our Secured Convertible Notes”.
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
     At June 30, 2007, we had cash and cash equivalents of $1.7 million, negative working capital of $5.8 million and a net loss of $4.6 million in the fiscal quarter ended June 30, 2007 which raises substantial doubt about our ability to continue as a going concern. In order to continue our operations, we need to obtain additional funding prior to the end of our third fiscal quarter. If we do not receive an adequate amount of additional financing during the current fiscal quarter, we will be required to cease operations.
     We may be unable to comply with payment provisions of our Secured Convertible Notes.
     The maturity date for our Secured Convertible Notes is December 13, 2007. Between July 1, 2007 and December 13, 2007, we are obligated to pay an aggregate of $9.8 million in principal and interest in respect of the Secured Convertible Notes. The holders of a majority of outstanding principal value of our Secured Convertible Notes have agreed to defer receipt of payments on these notes until the earlier of (i) the sale of all or substantially all our assets or a merger or (ii) December 13, 2007. We have asked other holders to also agree to defer receipt of payments on the same terms. If they do not defer and we are unable to comply with all stock payment conditions of the Secured Convertible Notes, we will have to make those payments in cash. We do not currently have sufficient funds to make all future payments on the Secured Convertible Notes in cash as they become due.
Item 4. Submission of Matters to a Vote of Security Holders.
Reference is made to the information contained in our Current Report on Form 8-K filed June 13, 2007 and Form 8-K/A filed June 26, 2007.
Item 6. Exhibits.

Exhibit No:	Description

4.1	Election regarding Payments due April 13, 2007 on 15% Secured Convertible Promissory Notes (filed as Exhibit 4.1 to our Current Report on Form 8-K filed April 16, 2007 and incorporated herein by reference).

4.2	Election regarding Payments due June 13, 2007 on 15% Secured Convertible Promissory Notes (filed as Exhibit 4.1 to our Current Report on Form 8-K filed June 14, 2007 and incorporated herein by reference).

4.3	Election regarding Payments due June 13, 2007 on Series B 15% Secured Convertible Promissory Notes (filed as Exhibit 4.2 to our Current Report on Form 8-K filed June 14, 2007 and incorporated herein by reference).

4.4	Election regarding Payments due July 13, 2007 on 15% Secured Convertible Promissory Notes (filed as Exhibit 4.1 to our Current Report on Form 8-K filed July 13, 2007 and incorporated herein by reference).

4.5	Election regarding Payments due July 13, 2007 on Series B 15% Secured Convertible Promissory Notes (filed as Exhibit 4.2 to our Current Report on Form 8-K filed July 13, 2007 and incorporated herein by reference).

4.6	Election regarding Payments due July 13, 2007 on both 15% Secured Convertible Promissory Notes and Series B 15% Secured Convertible Promissory Notes (filed as Exhibit 4.3 to our Current Report on Form 8-K filed July 13, 2007 and incorporated herein by reference).

4.7	Form of Agreement and Amendment to 15% Secured Convertible Promissory Notes dated January 13, 2006 and Series B 15% Secured Convertible Promissory Notes dated January 22, 2007 (filed as Exhibit 4.1 to our Current Report of Form 8-K filed August 2, 2007 and incorporated herein by reference).

4.8	Form of Purchase and Sale Agreement dated July 31, 2007 by and between Matritech, Inc. and holders of warrants originally issued March 31, 2003 (filed as Exhibit 4.2 to our Current Report of Form 8-K filed August 2, 2007 and incorporated herein by reference).

4.9	Consent of Majority Holders of 15% Secured Convertible Promissory Notes dated January 13, 2006 and January 22, 2007 (filed as Exhibit 4.1 to our Current Report on Form 8-K filed August 10, 2007 and incorporated herein by reference).

4.10	Amendment to Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock of Matritech, Inc. (filed as Exhibit 4.2 to our Current Report on Form 8-K filed August 10, 2007 and incorporated herein by reference).

4.11	Consent of Holders of a Majority of Outstanding Principal Value of 15% Secured Convertible Promissory Notes dated January 13, 2006 and dated January 22, 2007 to Defer Payments (filed as Exhibit 4.3 to our Current Report on Form 8-K filed August 10, 2007 and incorporated herein by reference).

10.1**	Contract Amendment No. 1 dated June 1, 2007 to Supply Agreement dated November 3, 2006 by and between Matritech, Inc. and Inverness Medical Innovations, Inc. (filed as Exhibit 10.1 to our Current Report on Form 8-K filed June 7, 2007 and incorporated herein by reference).

10.2#	Amended and Restated Change of Control Agreement by and between Matritech, Inc. and Franz Maier (filed as Exhibit 10.1 to our Current Report on Form 8-K filed June 13, 2007 and incorporated herein by reference).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No:	Description

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#	Indicates management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-Q pursuant to Item 6 of this report.

**	Confidential Treatment has been requested as to omitted portions pursuant to Rule 24b-2 promulgated under the Securities and Exchange Act of 1934, as amended. A complete copy of this agreement has been filed separately with the SEC.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MATRITECH, INC.
Date: August 14, 2007	By:	/s/ Stephen D. Chubb
Stephen D. Chubb
Director, Chairman and Chief Executive Officer (principal executive officer)

Date: August 14, 2007	By:	/s/ Richard A. Sandberg
Richard A. Sandberg
Director, Vice President, Chief Financial Officer and Treasurer (principal accounting and financial officer)

EXHIBIT INDEX

Exhibit No:	Description

4.1	Election regarding Payments due April 13, 2007 on 15% Secured Convertible Promissory Notes (filed as Exhibit 4.1 to our Current Report on Form 8-K filed April 16, 2007 and incorporated herein by reference).

4.2	Election regarding Payments due June 13, 2007 on 15% Secured Convertible Promissory Notes (filed as Exhibit 4.1 to our Current Report on Form 8-K filed June 14, 2007 and incorporated herein by reference).

4.3	Election regarding Payments due June 13, 2007 on Series B 15% Secured Convertible Promissory Notes (filed as Exhibit 4.2 to our Current Report on Form 8-K filed June 14, 2007 and incorporated herein by reference).

4.4	Election regarding Payments due July 13, 2007 on 15% Secured Convertible Promissory Notes (filed as Exhibit 4.1 to our Current Report on Form 8-K filed July 13, 2007 and incorporated herein by reference).

4.5	Election regarding Payments due July 13, 2007 on Series B 15% Secured Convertible Promissory Notes (filed as Exhibit 4.2 to our Current Report on Form 8-K filed July 13, 2007 and incorporated herein by reference).

4.6	Election regarding Payments due July 13, 2007 on both 15% Secured Convertible Promissory Notes and Series B 15% Secured Convertible Promissory Notes (filed as Exhibit 4.3 to our Current Report on Form 8-K filed July 13, 2007 and incorporated herein by reference).

4.7	Form of Agreement and Amendment to 15% Secured Convertible Promissory Notes dated January 13, 2006 and Series B 15% Secured Convertible Promissory Notes dated January 22, 2007 (filed as Exhibit 4.1 to our Current Report of Form 8-K filed August 2, 2007 and incorporated herein by reference).

4.8	Form of Purchase and Sale Agreement dated July 31, 2007 by and between Matritech, Inc. and holders of warrants originally issued March 31, 2003 (filed as Exhibit 4.2 to our Current Report of Form 8-K filed August 2, 2007 and incorporated herein by reference).

4.9	Consent of Majority Holders of 15% Secured Convertible Promissory Notes dated January 13, 2006 and January 22, 2007 (filed as Exhibit 4.1 to our Current Report on Form 8-K filed August 10, 2007 and incorporated herein by reference).

4.10	Amendment to Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock of Matritech, Inc. (filed as Exhibit 4.2 to our Current Report on Form 8-K filed August 10, 2007 and incorporated herein by reference).

4.11	Consent of Holders of a Majority of Outstanding Principal Value of 15% Secured Convertible Promissory Notes dated January 13, 2006 and dated January 22, 2007 to Defer Payments (filed as Exhibit 4.3 to our Current Report on Form 8-K filed August 10, 2007 and incorporated herein by reference).

10.1**	Contract Amendment No. 1 dated June 1, 2007 to Supply Agreement dated November 3, 2006 by and between Matritech, Inc. and Inverness Medical Innovations, Inc. (filed as Exhibit 10.1 to our Current Report on Form 8-K filed June 7, 2007 and incorporated herein by reference).

10.2#	Amended and Restated Change of Control Agreement by and between Matritech, Inc. and Franz Maier (filed as Exhibit 10.1 to our Current Report on Form 8-K filed June 13, 2007 and incorporated herein by reference).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#	Indicates management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-Q pursuant to Item 6 of this report.

**	Confidential Treatment has been requested as to omitted portions pursuant to Rule 24b-2 promulgated under the Securities and Exchange Act of 1934, as amended. A complete copy of this agreement has been filed separately with the SEC.