Form 10-Q
period 2007-09-30
MATRITECH INC/DE/
filed 2007-11-09
CIK 884847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934:
For the quarterly period ended September 30, 2007
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
          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes       ☑ No
          As of November 6, 2007, there were 62,200,272 shares of the Registrant’s Common Stock outstanding.

MATRITECH, INC.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements.
MATRITECH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	December 31,	September 30,
	2006	2007
ASSETS
Current Assets:
Cash and cash equivalents	$1,460,403	$2,795,969
Accounts receivable less allowance of $152,043 and $79,505 in 2006 and 2007, respectively	1,266,481	1,504,559
Inventories	968,737	1,069,276
Prepaid expenses and other current assets	140,338	141,311

Total current assets	3,835,959	5,511,115

Property and equipment, net of accumulated depreciation of $2,512,627 and $2,737,387 in 2006 and 2007, respectively	768,038	632,790
Goodwill	132,615	132,615
Debt issuance costs	493,164	203,457
Other assets	276,099	234,793

Total assets	$5,505,875	$6,714,770

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Current maturities of notes payable	$17,884	$19,963
Current maturities of secured convertible notes	3,298,976	11,706,435
Accounts payable	1,271,534	1,612,564
Accrued expenses	2,373,006	2,834,695
Deferred revenue	156,335	128,442
Registration rights liability	324,953	—

Total current liabilities	7,442,688	16,302,099

Notes payable, less current maturities	26,740	11,506
Secured convertible notes, less current maturities	68,487	—
Deferred revenue	640,346	59,659
Other long term liabilities	123,754	144,306

Total liabilities	8,302,015	16,517,570

Commitments and Contingencies
Preferred Stock
Authorized – 4,000,000 shares
Designated as Series A Convertible Preferred, $1.00 par value – 1,426,124 shares
Issued and outstanding – 81,399 shares in 2006 and 2007
Liquidation preference of $716,311 for Series A as of December 31, 2006 and September 30, 2007, respectively	104,312	104,312

	104,312	104,312

Stockholders’ Deficit:
Common stock, $0.01 par value
Authorized—150,000,000 shares in 2006 and 2007
Issued and outstanding—56,759,061 shares in 2006 and 62,220,237 in 2007	567,590	622,202
Additional paid-in capital	106,313,122	112,413,059
Accumulated other comprehensive income	140,633	207,634
Accumulated deficit	(109,921,797)	(123,150,007)

Total stockholders’ deficit	(2,900,452)	(9,907,112)

Total liabilities, convertible preferred stock and stockholders’ deficit	$5,505,875	$6,714,770

The accompanying Notes are an integral part of these interim condensed consolidated financial statements.

MATRITECH, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2007	2006	2007
Revenue:
Product sales, net of allowances	$2,805,390	$3,363,393	$8,483,598	$10,010,558
Alliance and collaboration revenue	24,555	621,035	78,070	687,240

Total revenue	2,829,945	3,984,428	8,561,668	10,697,798

Expenses:
Cost of product sales	741,172	829,353	2,280,204	2,374,066
Research & development and clinical & regulatory expense	699,536	506,867	2,256,884	1,740,169
Selling, general and administrative expense	3,529,489	4,647,277	10,667,968	12,838,080

Total operating expenses	4,970,197	5,983,497	15,205,056	16,952,315

Loss from operations	(2,140,252)	(1,999,069)	(6,643,388)	(6,254,517)

Interest income	27,928	9,079	119,614	48,893
Interest expense	(816,451)	(2,838,693)	(3,026,817)	(7,347,538)
Mark-to-market adjustment from registration rights	(10,682)	—	(48,589)	—

Net loss	$(2,939,457)	$(4,828,683)	$(9,599,180)	$(13,553,162)

Basic and diluted net loss per common share	$(0.05)	$(0.08)	(0.18)	$(0.22)

Basic and diluted weighted average number of common shares outstanding	56,142,146	61,782,909	54,044,348	60,333,461

The accompanying Notes are an integral part of these interim condensed consolidated financial statements.

MATRITECH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,
	2006	2007
Cash Flows from Operating Activities:
Net loss	$(9,599,180)	$(13,553,162)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	206,615	204,923
Amortization of debt discount	1,861,842	4,509,071
Accretion of premium on debt	—	694,797
Amortization of deferred charges	316,475	684,473
Stock option expense	107,552	124,505
Restricted stock and restricted stock unit expense	41,750	19,953
Issuance of common stock for interest on convertible debentures and secured convertible notes	12,811	1,197,938
Non-cash interest expense	829,593	1,291,776
Mark-to-market adjustment on registration rights	48,589	—
Non-cash expense related to bonus plan	27,245	39,812
Provision for bad debts	51,772	(1,556)
Changes in assets and liabilities:
Accounts receivable	272,600	(197,612)
Inventories	(367,287)	(70,217)
Prepaid expenses and other assets	62,792	40,331
Accounts payable	(103,068)	341,314
Accrued expenses and other liabilities	245,893	(387,934)
Deferred revenue	(150,234)	(608,580)

Net cash used in operating activities	(6,134,240)	(5,670,168)

Cash Flows from Investing Activities:
Purchases of property and equipment	(88,648)	(62,378)

Net cash used in investing activities	(88,648)	(62,378)

Cash Flows from Financing Activities:
Payments on notes payable	(20,690)	(13,155)
Payments on secured convertible notes	—	(205,247)
Payments on warrant buy-back	—	(31,373)
Proceeds from sale of secured promissory note, net of issuance costs	—	3,444,100
Proceeds from issuance of secured convertible notes and warrants, net of issuance costs	6,184,053	3,845,500
Proceeds from exercise of warrants	39,896	—

Net cash provided by financing activities	6,203,259	7,039,825

Effect of foreign exchange on cash and cash equivalents	15,622	28,287

Increase in cash and cash equivalents	(4,007)	1,335,566
Cash and cash equivalents, beginning of period	1,789,792	1,460,403

Cash and cash equivalents, end of period	$1,785,785	$2,795,969

Supplemental Cash Flow Information:
Cash paid during the period for interest	$10,388	$40,472

Supplemental Disclosure of Non-cash Financing and Investing Activities:
Beneficial conversion feature on secured convertible notes	$2,974,292	$1,671,466
Issuance of common stock as payment of principal on convertible debentures:
Number of shares issued	1,215,304	—
Payment on debt in dollars	$769,231	$—
Issuance of common stock as payment of interest on convertible debentures:
Number of shares issued	15,950	—
Payment on debt in dollars	$12,020	$—
Issuance of common stock as payment of principal on the 2006 secured convertible notes:
Number of shares issued	—	3,081,185
Payment on debt in dollars	$—	$1,458,988
Issuance of common stock as payment of interest on the 2006 secured convertible notes:
Number of shares issued	—	2,286,070
Payment on debt in dollars	$—	$1,197,939
Conversion of 487,852 and 0 shares of convertible preferred stock to 6,133,000 and 0 shares of common stock in 2006 and 2007, respectively	$625,183	$—
Registration rights liability recorded as a debt discount	$305,829	$—
Allocation of $1,285,000 and $542,000 closing cost related to the 2006 and 2007 secured convertible notes:
Registration rights liability	$35,505	$—
2006 and 2007 secured convertible notes (recorded in other assets)	$912,403	$394,765
Purchase warrants (recorded in additional paid in capital)	$337,712	$147,356
Payment of closing cost related to the 2006 and 2007 secured convertible notes with issuance of warrant to Placement Agent	$471,700	$22,620
Warrants issued to stockholders and recorded as debt discount to the 2006 and 2007 secured convertible notes	$1,807,876	$1,186,466
Conversion of 2006 secured convertible notes into common stock	$785,000	$—
Purchase of fixed assets through capital lease	$40,783	$—
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
     We have suffered recurring losses from operations and negative cash flows from operations that raise substantial doubt about our ability to continue as a going concern. We have incurred losses from operations since our inception. We had an accumulated deficit of $123 million at September 30, 2007 and had only $2.8 million of cash and cash equivalents at September 30, 2007.
     On August 27, 2007, we entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Inverness Medical Innovations, Inc. (“Inverness”) and Milano Acquisition Corp., a wholly owned subsidiary of Inverness (“Milano”), pursuant to which Milano has agreed to acquire substantially all of our assets (the “Asset Sale”). If our stockholders approve the Asset Sale and the other conditions to closing are satisfied, we expect the Asset Sale to close in the fourth quarter of 2007. Following the closing of the Asset Sale and subject to the approval of our stockholders, we intend to dissolve in compliance with the applicable provisions of the Delaware General Corporation Law.
     In order to finance our operations until the closing of the Asset Sale, on August 30, 2007 we sold Series C Secured Promissory Notes (the “Series C Notes”) for aggregate consideration of $3.5 million (before expenses). See Note 6 – “Notes Payable”. All of the principal, interest and premium on the Series C Notes are due and payable on December 13, 2007, the same date on which all unpaid principal, interest and premium on our 15% Secured Convertible Promissory Notes dated January 13, 2006 (the “2006 Secured Convertible Notes”) and Series B 15% Secured Convertible Promissory Notes dated January 22, 2007 (the “2007 Secured Convertible Notes”) are due. (Collectively, the 2006 Secured Convertible Notes and the 2007 Secured Convertible Notes are referred to as the “Secured Convertible Notes” and collectively the Secured Convertible Notes and the Series C Notes are referred to as the “Secured Promissory Notes”).

     If the closing of the Asset Sale does not occur prior to December 13, 2007, the maturity date of the Secured Promissory Notes, we would have to seek extension agreements from the holders of our outstanding Secured Promissory Notes. We may incur higher interest costs or other costs in connection with any extension we may negotiate with these note holders. If the Asset Sale does not close prior to December 13, 2007, and if the holders of all of our outstanding Secured Promissory Notes do not agree to grant us an extension of this maturity date, we may be required to obtain additional financing to repay these outstanding Secured Promissory Notes. There can be no guaranty, however, that we will be successful in obtaining this additional financing on acceptable terms or at all. As a result, it is possible that if the Asset Sale has not closed prior to December 13, 2007, we may not have funds available to satisfy our obligations under our outstanding Secured Promissory Notes and may, as a result, default on these Secured Promissory Notes. Further, since these notes are secured by our assets, if we defaulted on our obligations under these Secured Promissory Notes, it is possible that the collateral agent, on behalf of the holders of our Secured Promissory Notes, could take action to enforce its security interest in our assets. Were this to occur, we would not likely be able to consummate the Asset Sale to Inverness or any other business combination transaction.
     Depending on the timing of the closing of the Asset Sale, even if we secure an extension of the maturity date of our Secured Promissory Notes, we may need to obtain additional capital in order to be able to continue operations until the closing of the Asset Sale. We will, as we deem necessary or prudent and subject to the terms and conditions of the Asset Purchase Agreement and our various outstanding debt and equity agreements, continue to seek to raise additional capital through various financing alternatives, including equity or debt financings, issuances of securities convertible into equity and corporate partnering arrangements. However, we have had great difficulty obtaining additional financing over the past year and may be unable to raise further capital. If we raise additional funds, we may provide rights and preferences to new investors which are not available to current shareholders or debt holders. In addition, our existing financing arrangements contain anti-dilution protection provisions which may require us to issue additional securities if certain conditions are met. Any future financings will reduce amounts that may be available for distribution to our common stockholders upon our dissolution (assuming we receive stockholder approval of and that we consummate the Asset Sale and that we receive stockholder approval of the dissolution). Future financings may also have an adverse impact on the price of our common stock and may dilute the ownership interest of our existing investors. If we do not timely receive additional financing or do not receive an adequate amount of additional financing, we will be required to cease operations and/or file for bankruptcy protection. These financial statements do not include any adjustments that would be necessary if we were unable to continue as a going concern entity.
     In September 2006, we received notice from the American Stock Exchange (“AMEX”), the principal trading market of our common stock, that we were not in compliance with certain continued listing standards relative to maintenance of stockholders’ equity and profitability. On October 23, 2006, we submitted to AMEX a plan of proposed actions we believed would bring us into compliance with applicable listing standards no later than March 21, 2008. On December 8, 2006, we received notice that AMEX had accepted our plan. AMEX may initiate delisting procedures against us if we do not make progress consistent with the plan during the plan period or we are not in compliance with applicable listing standards at the end of the plan period. Delisting of shares of our common stock would violate terms of our various financing documents, could result in the declaration of an event of default in our Secured Convertible Notes and could cause holders of those notes to seek to recover potential damages from us. In addition, any suspension of trading or delisting of our shares could jeopardize the consummation of the Asset Sale and could make it more difficult for us to raise any additional capital we may need to continue operations until the closing of the Asset Sale. Further, suspension of trading or delisting of our shares could seriously impair the ability of our stockholders to sell shares of our stock.
     The terms of the Asset Purchase Agreement prevent us from incurring more debt without the prior written consent of Inverness. In addition, the terms of our existing securities greatly restrict our future financing options. For example, the terms of our Series A Convertible Preferred Stock (“Series A Preferred Stock”) impose a limitation on indebtedness not outstanding on March 4, 2005 in excess of $15,300,000 except in limited forms. While our Secured Promissory Notes are outstanding, we have restrictions on incurring additional indebtedness (other than receivables financing not to exceed 80% of receivables and equipment purchase or lease financing not to exceed $200,000), as well as restrictions on payment of cash dividends and redemption of securities. Moreover, we have granted to a collateral agent on behalf of the holders of the Secured Promissory Notes a security interest in collateral including some cell lines, equipment, inventory and general intangibles related to our NMP22® product line, as well as proceeds from any sale of the product line. We also granted contingent license rights to the collateral agent on behalf of the holders of the Secured Promissory Notes in the field of bladder cancer detection to some of our patents related to the NMP22 products, sublicense rights to patents licensed to us and used in connection with the NMP22 product line, and license rights to trademarks used exclusively in connection with the NMP22 product line. The NMP22 product line, portions of which serve as collateral for the Secured Promissory Notes, includes all of our currently commercialized products. The agreements reflecting the collateral and license arrangements contain restrictions on our sale or abandonment of the collateral and the patent rights. Further, these agreements afford the collateral agent the right to assume control of and sell the collateral and to use the contingent license rights exclusively within the field of bladder cancer detection in the event of our default in our obligations under the Secured Promissory Notes. If we default on these obligations, and the collateral is sold, we will lose our primary source of operating income, which would have a material adverse effect on our business and would severely jeopardize our ability to continue operations.

2. Summary of Significant Accounting Policies
     (a) Principles of Consolidation
     The consolidated financial statements include the accounts of Matritech, Inc., a Delaware corporation, and our wholly-owned subsidiary, Matritech GmbH, based in Freiburg, Germany. All intercompany balances and transactions have been eliminated at consolidation level.
     (b) Inventories
     Inventories are stated at the lower of cost (determined on a first-in first-out basis) or market and consist of the following:

	December 31,	September 30,
	2006	2007
Raw materials	$195,724	$156,920
Work-in-process	10,647	20,226
Finished goods	752,605	881,566
Consignment inventory	9,761	10,564

	$968,737	$1,069,276

     (c) Revenue Recognition
     Deferred revenue consists of the following:

	December 31,	September 30,
	2006	2007
Collaboration fees	$706,038	$85,459
Deferred product revenue	90,643	102,642

	$796,681	$188,101

     On September 26, 2007, we entered into a Termination Agreement with Sysmex Corporation, providing for the immediate termination of the Exclusive License and Exclusive Supply Agreement dated November 20, 2002 between Sysmex and us. As a result of the termination of this agreement, we recognized all remaining deferred revenue relating to the license and supply agreement. This resulted in our recognizing approximately $609,000 of revenue which consisted of the remaining amount of the license, which previously was being recognized over the fourteen-year term of the related patents, as well as remaining unamortized amounts related to payments for research and development services.
     (d) Comprehensive Loss
     Comprehensive loss comprises net loss and certain changes in stockholders’ deficit that are excluded from net loss. We include in other comprehensive loss those foreign currency adjustments related to the translation of the assets and liabilities of Matritech GmbH into U.S. dollars as the functional currency of Matritech GmbH is the euro. The composition of comprehensive loss is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2007	2006	2007
Net loss	$(2,939,457)	$(4,828,683)	$(9,599,180)	$(13,553,162)
Other comprehensive loss:
Foreign currency translation adjustments	(20,414)	40,013	45,894	67,001

Comprehensive loss	$(2,959,871)	$(4,788,670)	$(9,553,286)	$(13,486,161)

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
     (f) Net Loss per Common Share
     We compute earnings per share in accordance with SFAS No. 128, Earnings per Share. Basic net loss per common share is computed by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per share is the same as basic loss per share as the effects of our potential dilutive common shares are anti-dilutive. Potential common stock equivalents consist of stock options, warrants and restricted stock units, convertible preferred stock and Secured Convertible Notes. The number of anti-dilutive securities excluded from the computation of diluted loss per share was 31,846,840 and 39,417,156 for the periods ended September 30, 2006 and 2007, respectively.
     (g) Recent Accounting Pronouncements
     We adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109, on January 1, 2007. This interpretation prescribes new methodology by which we must measure, report, present, and disclose in our financial statements the effects of any uncertain tax return reporting positions that we have taken or expect to take. The interpretation requires financial statement reporting of the expected future tax consequences of uncertain tax return reporting positions on the presumption that all relevant tax authorities possess full knowledge of the tax reporting positions as well as all of the pertinent facts and circumstances, but it prohibits any discounting of these effects for the time value of money. In addition, the interpretation also mandates expanded financial statement disclosure about uncertainty in tax reporting positions. As a result of the implementation of FIN 48, we recorded no adjustment for unrecognized income tax benefits. At the adoption date of January 1, 2007 and also at September 30, 2007, we had no unrecognized tax benefits. We do not expect the total amount of unrecognized tax benefits will significantly increase in the next twelve months. We recognize interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2007, we had no accrued interest or penalties related to uncertain tax positions. The tax years 2003 through 2006 remain open to examination by the major taxing jurisdictions to which we are subject, which are primarily the United States and Germany. In addition, carryforward attributes that were generated prior to 2003 may still be adjusted upon examination if they either have been or will be used in a future period.
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
     Utilization of the NOL and R&D credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations provided by Section 382 of the Internal Revenue Code of 1986, as well as similar state and foreign provisions that have occurred previously or that could occur in the future. These ownership changes may limit the amount of NOL and R&D credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. If we have experienced a change of control at any time since our formation, utilization of our NOL or R&D credit carryforwards would be subject to an annual limitation under Section 382 which is determined by first multiplying the value of our stock at the time of the ownership change by the applicable long-term tax-exempt rate, and then could be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the NOL or R&D credit carryforwards before utilization. No amounts are currently being reported as an uncertain tax position under FIN 48.
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
     During the three and nine month periods ended September 30, 2006, investors exercised their rights to convert 0 and 487,852 shares of Series A Preferred Stock into 0 and 6,133,000 shares of common stock, respectively. No investors exercised their rights to convert shares of Series A Preferred Stock into shares of common stock for the three and nine month periods ended September 30, 2007.
     Warrant Repurchase
     On July 27, 2007, we entered into an Agreement and Amendment to our Secured Convertible Notes (the “Agreement and Amendment”) with the holders of a majority of outstanding principal value of our 2006 Secured Convertible Notes and the holders of a majority of outstanding principal value of our 2007 Secured Convertible Notes. The Agreement and Amendment authorized the redemption of the outstanding warrants we originally issued on March 31, 2003 (the “2003 Warrants”). We decided to repurchase the 2003 Warrants in anticipation of entering into a strategic transaction.
     On July 31, 2007, we entered into Purchase and Sale Agreements with all holders of 2003 Warrants, pursuant to which we redeemed the 2003 Warrants for a purchase price of $0.04 per share. In addition to the $0.04 purchase price to redeem the warrants, the Purchase and Sale Agreements also provided for potential additional payments to be made to the holders if, prior to April 1, 2008, we engaged in a transaction that would have triggered an anti-dilution adjustment to the exercise price of the redeemed 2003 Warrants.
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

     The debt discount was amortized as interest expense using the effective interest method over the term of the debt. This debt was fully repaid as of March 31, 2006. For the three and nine month periods ended September 30, 2006, $0 and $134,000, respectively, representing amortization of the debt discount, are included in interest expense.
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
5. Secured Convertible Notes
     2006 Secured Convertible Notes Issued January 2006
     On January 13, 2006, we entered into a purchase agreement and related documents, pursuant to which we sold the 2006 Secured Convertible Notes, which were initially convertible into 10,766,092 shares of our common stock, and accompanying warrants to purchase up to 6,459,655 shares of our common stock (“2006 Purchaser Warrants”), for an aggregate consideration of $6,997,960 (before cash commissions and expenses of approximately $813,000). The 2006 Secured Convertible Notes bear interest at the rate of 15% per annum. The 2006 Secured Convertible Notes were initially convertible into shares of our common stock at a conversion price of $0.65 per share of common stock and matured on January 13, 2009. The 2006 Purchaser Warrants, which became exercisable on July 14, 2006 and expire on January 13, 2011, had an initial exercise price of $0.67 per share. Both the conversion price of the 2006 Secured Convertible Notes and the exercise price of the 2006 Warrants are subject to adjustment in the event of subsequent dilutive issuances. In addition, we issued warrants to two placement agents for a total of 1,036,609 shares of our common stock (“2006 Agent Warrants” and collectively with the 2006 Purchaser Warrants, the “2006 Warrants”). The 2006 Agent Warrants, which became exercisable on July 14, 2006 and expire on January 13, 2011, had an initial exercise price of $0.65 per share, and are also subject to adjustments in the event of subsequent dilutive issuances. Our sale of the 2007 Secured Convertible Notes was deemed to be a dilutive issuance under the terms of the 2006 Secured Convertible Notes and 2006 Warrants. As a result, both the conversion price of the 2006 Secured Convertible Notes and the exercise price of the 2006 Warrants were adjusted to $0.63 per share. We had previously reserved shares sufficient to cover this adjustment in conversion price. In addition, in connection with the sale of the 2007 Secured Convertible Notes we entered into an agreement with the holders of a majority of the outstanding principal value of the 2006 Secured Convertible Notes that shortened the scheduled maturity date of the 2006 Secured Convertible Notes to December 13, 2007.
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

Face Value of 2006 Secured		Value Allocated to 2006
Convertible Notes	$6,998,000	Secured Convertible Notes	$4,884,000
Shares Upon Conversion	10,766,092	Shares Upon Conversion	10,766,092
Conversion Price	$0.65	Effective Conversion Price	$0.454
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
     For the three and nine month periods ended September 30, 2006 and 2007, we included $87,000 and $133,000, respectively, and $310,000 and $378,000, respectively, (representing amortization of deferred financing costs) in interest expense. For the three and nine month periods ended September 30, 2006 and 2007, we included $488,000 and $774,000, respectively, and $1,728,000 and $2,287,000, respectively, (representing accretion of debt discount and beneficial conversion feature) in interest expense. For the three and nine month periods ended September 30, 2006 and 2007, we included $0 and $174,000, respectively, and $0 and $174,000, respectively, (representing accretion of premium) in interest expense.
     During the three and nine month periods ended September 30, 2006 and 2007, there were $30,000 and $0, respectively, and $785,000 and $0, respectively, of optional conversions of principal of the 2006 Secured Convertible Notes by holders into equity. In the first nine months of 2007, we issued stock to holders of the 2006 Secured Convertible Notes as payment of principal and interest. In the first, second and third quarters of 2007 we made interest payments of $925,000, $259,000, and $13,000, respectively in stock by issuing 1,594,658, 645,074 and 46,338 shares of our common stock, respectively. We also made principal payments in the first, second and third quarters of 2007 of $862,000, $569,000 and $28,000, respectively, by issuing 1,550,197, 1,434,612 and 96,376 shares of our common stock, respectively. In the third quarter of 2007, we also paid approximately $55,000 in cash as payment of the August and September 2007 principal payments due on the 2006 Secured Convertible Notes.
     We need to comply with all stock payment conditions of the 2006 Secured Convertible Notes in order to make payments in shares of our common stock. Those stock payment conditions include a requirement that our common stock be selling at $0.40 per share or higher. Our common stock has not traded at or above $0.40 per share since June 12, 2007. In the third quarter of 2007, holders of our 2006 Secured Convertible Notes elected to defer approximately $107,000 of interest payments due in July 2007 and approximately $973,000 of principal due from June, July, August and September 2007 until the earlier of (i) a sale of substantially all our assets or a merger or (ii) the scheduled maturity date of December 13, 2007. At September 30, 2007, holders of approximately 95% of the outstanding principal value of our 2006 Secured Convertible Notes had agreed to defer receipt of further payments on the 2006 Secured Convertible Notes until the earlier of (i) a sale of substantially all our assets or a merger or (ii) the scheduled maturity date of December 13, 2007.

     In the third quarter of 2007, we and the holders of a majority of outstanding principal value of the 2006 Secured Convertible Notes entered into an Agreement and Amendment pursuant to which the signing holders agreed not to issue a default notice (as defined in the 2006 Secured Convertible Notes) until the later of (a) ten business days after a registration statement on Form S-3 is declared effective by the Securities and Exchange Commission for the resale by us of shares of Inverness common stock we receive as proceeds of the Asset Sale or (b) the date of the closing of the Asset Sale. The holders’ forbearance on issuance of a default notice is limited to a maximum of ninety days after the closing of the Asset Sale. In addition, we agreed to pay to the signing holders a 15% prepayment premium, already designated in the 2006 Secured Convertible Notes, upon repayment of these notes held by the signing holders, regardless of the date of repayment. The Agreement and Amendment further provides that the signing holders shall not be entitled to both a default amount (as defined in the 2006 Secured Convertible Notes) and a prepayment premium. The prepayment premium is being amortized to interest expense through December 13, 2007 using the effective interest method.
     A summary of the accounting for the 2006 Secured Convertible Notes is as follows:

Proceeds at closing in January 2006	$6,998,000
Less:
Fair value ascribed to the 2006 Purchaser Warrants	(1,808,000)
Fair value of Registration Rights Liability	(306,000)
Beneficial conversion feature calculated on date of closing and recorded as debt discount	(2,975,000)

Carrying value at closing in January 2006	1,909,000
Add back:
Cumulative principal payments made in stock	(2,339,000)
Cumulative principal payments made in cash	(55,000)
Cumulative amortization of debt discount and beneficial conversion features	4,626,000
Cumulative accretion of premium	174,000
Less:
Additional beneficial conversion feature calculated and recorded as debt discount	(208,000)

Balance, September 30, 2007	$4,107,000

     Minimum future payments on the debt are as follows:

Total payments	$5,752,000
Less: Portion related to periodic interest payments	(398,000)
Non-cash interest related to debt discount	(671,000)
Portion related to premium payments	(576,000)

Balance, September 30, 2007	$4,107,000

Current portion	$4,107,000
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

     2007 Secured Convertible Notes Issued January 2007
     On January 19, 2007, upon the receipt of the consent of the holders of at least 75% of the outstanding Series A Preferred Stock, we amended our Certificate of Designations, Preferences and Rights of the Series A Preferred Stock, to increase the amount of indebtedness we may incur, assume or suffer to permit from $7,500,000 to $12,000,000. On January 22, 2007, we entered into two new agreements with the holders of a majority of the outstanding principal value of our 2006 Secured Convertible Notes, which included a Consent under the 2006 Secured Convertible Notes (the “Consent”) and the Agreement and Amendment to the which included the 2006 Secured Convertible Notes. The execution of these two agreements was completed contemporaneously with the sale of the 2007 Secured Convertible Promissory Notes.
     The Consent allowed us to issue the 2007 Secured Convertible Notes, in an aggregate principal amount not to exceed $4.5 million, which rank the 2007 Secured Convertible Notes on a pari passu basis with the 2006 Secured Convertible Notes as to payment and security and allowed us to incur increased indebtedness to cover the 2007 Secured Convertible Notes in addition to the outstanding indebtedness under the 2006 Secured Convertible Notes. The Consent also directed the collateral agent for the holders of the 2006 Secured Convertible Notes to consent to and to enter into an amendment and restatement of the existing security agreement and contingent license agreement so that the holders of the 2007 Secured Convertible Notes would have a pari passu position with the holders of the 2006 Secured Convertible Notes.
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
     On January 22, 2007, we also entered into a purchase agreement and related documents, pursuant to which we sold the 2007 Secured Convertible Notes, which were initially convertible into 6,928,572 shares of our common stock, and accompanying warrants to purchase up to 4,157,143 shares of our common stock (the “2007 Purchaser Warrants”), for an aggregate consideration of approximately $4,365,000 million (before cash commissions and expenses of approximately $520,000). The 2007 Secured Convertible Notes are convertible into shares of our common stock at an initial conversion price of $0.63 per share of common stock and bear interest at the rate of 15% per annum. The 2007 Purchaser Warrants, exercisable over a five year period from their date of issuance, have an exercise price of $0.63 per share. We also issued to a placement agent warrants to purchase, at any time within five years of issuance, up to 55,556 shares of our common stock at an exercise price of $0.76 per share (the “2007 Agent Warrants” and collectively with the 2007 Purchaser Warrants, the “2007 Warrants”). Both the conversion price and the exercise prices of these securities are subject to adjustment in the event of subsequent dilutive issuances as a result of the approval by our stockholders in June 2007 of a proposal to allow issuances of shares at a price below $0.63 per share.
     The 2007 Secured Convertible Notes mature December 13, 2007 and allow for payment of both principal and interest in shares of our common stock, so long as certain stock payment conditions are satisfied. The conversion price for payments to be made in stock is the lower of the then conversion price, currently $0.63, or 85% of the 10 day volume weighted average price of common stock (the “10-day VWAP”) on AMEX at the time any payment is due. Interest is payable quarterly, in arrears, beginning in June 2007, and principal payments are due monthly beginning in July 2007.
     We must meet all of the following stock payment conditions in order to make interest and principal payments on the 2007 Secured Convertible Notes in shares of our common stock instead of cash: (i) issuance of the shares of common stock will not result in a 2007 Secured Convertible Note holder and its affiliates owning more than 9.99% of the outstanding shares of our common stock, unless waived by the holder; (ii) the number of shares to be issued to all holders of Secured Convertible Notes on a specific payment date shall not exceed 20% of the trading volume (as reported by Bloomberg) of our common stock for the period of 20 consecutive trading days ending on the trading day immediately prior to such payment date; (iii) our common stock is not selling at a price below $0.40 per share; and (iv) we have not issued any notice relating to the redemption of any warrant(s) during the 30 day period immediately prior to the payment date. Our common stock has not traded at or above $0.40 per share since June 12, 2007.
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
     Under the terms of the transaction documents for the 2007 Secured Convertible Notes, we may be required to file with the SEC a registration statement covering the shares into which the 2007 Secured Convertible Notes may be converted and the shares for which the 2007 Warrants may be exercised if the purchasers holding at least 22% of the aggregate amount of securities initially acquired in the sale of the 2007 Secured Convertible Notes, based on the conversion price in effect at the time of filing the registration statement, demand that we file such a registration statement. No demand for registration has been made and, in view of our stock trading price, we do not expect any request to be made. If a demand is made, we will have 90 days in which to have a registration statement declared effective (or 150 days in the event the registration statement is reviewed by the SEC). We are also obligated to keep our stock listed for trading on AMEX, NYSE or Nasdaq. If, after demand, we fail to register the shares we have committed to register on a timely basis other than if the SEC will not declare the registration statement effective due to interpretations of Rule 415 of the Securities Act of 1933, we may be subject to penalties, including payment of 1.5% of the consideration paid for the 2007 Secured Convertible Notes for each thirty day period of delay in registration. Further, we agreed to seek, and we received in June 2007, stockholder approval of the issuance of our common stock in satisfaction of our obligations under the 2007 Secured Convertible Notes and upon exercise of the 2007 Warrants at a conversion price or exercise price below $0.63 per share.

     The sale of the 2007 Secured Convertible Notes and the 2007 Purchaser Warrants has been deemed to be a dilutive issuance under the terms of our 2006 Secured Convertible Notes and the 2006 Warrants. As a result, as of January 22, 2007, the 2006 Secured Convertible Notes became convertible at a price of $0.63 per share, and the exercise price of the 2006 Warrants was reduced to $0.63 per share. We had previously reserved shares sufficient to cover this adjustment in conversion price. We have calculated an additional beneficial conversion charge totaling approximately $208,000, which was recorded as a debt discount in the first quarter of 2007 and will be amortized as interest expense over the remaining life of the 2006 Secured Convertible Notes.
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

Face Value of 2007 Secured		Value Allocated to 2007
Convertible Notes	$4,365,000	Secured Convertible Notes	$3,178,000
Shares Upon Conversion	6,928,571	Shares Upon Conversion	6,928,571
Conversion Price	$0.63	Effective Conversion Price	$0.459
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
     If note holders convert any of the 2007 Secured Convertible Notes prior to maturity, the proportionate share of the remaining unamortized debt discount, debt issuance costs and beneficial conversion feature related to the amount of converted principal will be charged to expense in the current period and the amount remaining will be charged to expense over the remaining term of the 2007 Secured Convertible Notes.
     In the third quarter of 2007, the holders of our 2007 Secured Convertible Notes elected to defer approximately $398,000 of interest payments, including some previously postponed until July 2007, and approximately $2,033,000 of principal due from July, August and September 2007 until the earlier of (i) a sale of substantially all our assets or a merger or (ii) the scheduled maturity date of December 13, 2007. In the third quarter of 2007, we paid approximately $10,000 in cash as payment of interest due on the 2007 Secured Convertible Notes and we paid approximately $150,000 in cash as payment of principal payments due on the 2007 Secured Convertible Notes.
     In the third quarter of 2007, we and the holders of a majority of outstanding principal value of the 2007 Secured Convertible Notes entered into an Agreement and Amendment pursuant to which the signing holders agreed not to issue a default notice (as defined in the 2007 Secured Convertible Notes) until the later of (a) ten business days after a registration statement on Form S-3 is declared effective by the Securities and Exchange Commission for the resale by us of shares of Inverness common stock we receive as proceeds of the Asset Sale or (b) the date of the closing of the Asset Sale. The holders’ forbearance on issuance of a default notice is limited to a maximum of ninety days after the closing of the Asset Sale. In addition, we agreed to pay to the signing holders a prepayment premium, already designated in the 2007 Secured Convertible Notes, upon repayment of these notes held by the signing holders, regardless of the date of repayment. We and the signing holders further agreed to amend the 2007 Secured Convertible Notes of those holders to provide that the default amount (as defined in the 2007 Secured Convertible Notes) shall include a premium of 25%, rather than 20%, to make it equivalent to the amount of prepayment premium. The Agreement and Amendment further provides that the signing holders shall not be entitled to both a default amount (as defined in the 2007 Secured Convertible Notes) and a prepayment premium. The prepayment premium is being amortized to interest expense through December 13, 2007 using the effective interest method.
     For the three and nine month periods ended September 30, 2007, we included $102,000 and $307,000, respectively, representing amortization of deferred financing costs, and $735,000 and $2,222,000, respectively, representing accretion of debt discount and beneficial conversion feature, in interest expense related to the 2007 Secured Convertible Notes. For the nine month period ended September 30, 2007, we paid approximately $28,000 in cash as payment of interest on the 2007 Secured Convertible Notes.
     A summary of the accounting for the 2007 Secured Convertible Notes is as follows:

Proceeds at closing in January 2007	$4,365,000
Less:
Fair value ascribed to the 2007 Purchaser Warrants	(1,187,000)
Beneficial conversion feature calculated on date of closing and recorded as debt discount	(1,670,000)

Carrying value at closing in January 2007	1,508,000
Add back:
Cumulative principal payments made in stock	—
Cumulative principal payments made in cash	(150,000)
Cumulative amortization of debt discount and beneficial conversion features	2,221,000
Cumulative accretion of premium	265,000

Balance, September 30, 2007	$3,844,000

     Minimum future payments on the debt are as follows:

Total payments	$5,954,000

Less: Portion related to periodic interest payments	(548,000)
Non-cash interest related to debt discount	(636,000)
Portion related to premium payments	(926,000)

Balance, September 30, 2007	$3,844,000

Current portion	$3,844,000

6. Notes Payable
     On August 30, 2007, we entered into a securities purchase agreement (the “Purchase Agreement”) with accredited investors pursuant to which we sold the Series C Notes for an aggregate purchase price of $3,500,000 (the “Financing”).  The Series C Notes bear interest at the rate of 15% per annum for the first ninety days after issuance and thereafter bear interest at the rate of 18% per annum.  The scheduled maturity date of the Series C Notes is December 13, 2007, or earlier in the event of the consummation of a change of control.  At the time of repayment, regardless of whether the Series C Notes are paid at the maturity date, we must also pay a premium of 29% of the principal amount outstanding. The premium will be amortized to interest expense using the effective interest method over the life of the Series C Notes.
     Prior to the Financing, on August 10, 2007, we amended our Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock of Matritech, Inc. with the written consent of the holders of more than 75% of the outstanding Series A Preferred Stock, to increase the amount of indebtedness we may incur, assume or suffer to permit without the prior consent of the holders of at least 75% of the outstanding Series A Preferred Stock from $12,000,000 to $15,300,000. On August 9, 2007, we also entered into a Consent with the holders of a majority of outstanding principal value of our 2006 Secured Convertible Notes and the holders of a majority of outstanding principal value of our 2007 Secured Convertible Notes to allow us to incur an increased amount of indebtedness sufficient to permit us to issue additional notes in an aggregate principal amount not to exceed $3.5 million and ranking on a pari passu basis with the Secured Convertible Notes as to payment and security. The Consent also directed the collateral agent for the holders of the Secured Convertible Notes to consent to and enter into an amendment and restatement of the existing security agreement and contingent license agreement so that the holders of the additional notes would have a pari passu position with the holders of the Secured Convertible Notes.
     In connection with the Financing, we entered into a Second Amended and Restated Security Agreement with the collateral agent on behalf of itself and the holders of all of our Secured Promissory Notes, pursuant to which we granted liens against certain assets related to our NMP22® product line.  The security interest covers cell lines, equipment, inventory and general intangibles related to the NMP22 product line, as well as proceeds from the sale of the product line.  We also entered into a Second Amended and Restated Contingent License Agreement with the collateral agent, granting license rights in the field of bladder cancer detection to some of our patents related to the NMP22 products, sublicense rights to patents licensed to us and used in connection with the NMP22 product line, and license rights to trademarks used exclusively in connection with the NMP22 product line. In connection with the Financing, the holders of the Series C Notes directed the collateral agent, at the closing of the Asset Sale to (i) release existing collateral, terminate the Second Amended and Restated Security Agreement, terminate the Second Amended and Restated Contingent License Agreement and terminate existing UCC-1 financing statements, and (ii) enter into a pledge agreement, pursuant to which we will grant the collateral agent a security interest in shares of Inverness common stock equal in value to 150% of the outstanding amounts owed on the Series C Notes. On August 31, 2007, we and the holders of a majority of outstanding principal value of the 2006 Secured Convertible Notes and of the 2007 Secured Convertible Notes entered into a Consent that also directs the collateral agent, at the closing of the Asset Sale to (i) release existing collateral, terminate the Second Amended and Restated Security Agreement, terminate the Second Amended and Restated Contingent License Agreement and terminate existing UCC-1 financing statements, and (ii) enter into a pledge agreement, pursuant to which we will grant the collateral agent a security interest in shares of Inverness common stock equal in value to 150% of the outstanding amounts owed on the Secured Convertible Notes.
     The Series C Notes may become immediately due and payable in cash at a premium of 129% of the outstanding principal amount plus accrued interest and damages in the event we default under their terms. Potential defaults would include, among other things:
•	our failure to make payments as they become due;

•	our making an assignment for the benefit of creditors, or applying for or consenting to the appointment of a receiver or trustee for a substantial portion of our property or business or that of any subsidiary;

•	bankruptcy, insolvency or similar proceedings being filed by or against us or any subsidiary;

•	our default on our existing or future liabilities in excess of $250,000, including the Secured Convertible Notes; and

•	a breach of any material term of any other transaction document we entered into with the purchasers of the Series C Notes.

     The Series C Notes provide that the holders may not issue a default notice (as defined in the Series C Notes) for our failure to pay any of the Secured Convertible Notes that become due as a result of the closing of a change of control transaction, such as the Asset Sale, until the later of (a) ten business days after a registration statement on Form S-3 is declared effective by the Securities and Exchange Commission for the resale by us of shares of Inverness common stock we receive as proceeds of the Asset Sale or (b) the date of the closing of the Asset Sale.
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
     We received net proceeds of approximately $3.4 million after deducting the estimated expenses we incurred in connection with the Financing.  We intend to use the net proceeds from the Financing for general corporate purposes.
     A summary of the accounting for Series C Notes is as follows:

Proceeds at closing in August 2007	$3,500,000
Add back:
Cumulative accretion of premium	256,000

Balance, September 30, 2007	$3,756,000

     Minimum future payments on the debt are as follows:

Total payments	$4,670,000

Less: Portion related to interest payments	(155,000)
Portion related to premium payments	(759,000)

Balance, September 30, 2007	$3,756,000

Current portion	$3,756,000
7. Stock-Based Compensation
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
     The effect of recording stock-based compensation expense in our consolidated statement of operations for the three and nine months ended September 30, 2006 and 2007 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2007	2006	2007
Cost of product sales	$2,646	$2,836	$6,751	$8,401
Research & development and clinical & regulatory expense	9,225	10,400	25,010	27,135
Selling, general and administrative expense	55,072	54,013	144,786	148,734

Stock-based compensation expense included in net loss	$66,943	$67,249	$176,547	$184,270

Stock option activity for the nine month period ended September 30, 2007 is summarized as follows:

		Weighted Average
		Exercise Price Per
	Number of Options	Share
Options outstanding, December 31, 2006	2,947,767	$1.92
Granted	773,166	0.49
Exercised	—	—
Terminated	(257,637)	1.87

Options outstanding, September 30, 2007	3,463,296	$1.60

Restricted Stock and Restricted Stock Units
     Restricted stock and restricted stock unit activity for the nine month period ended September 30, 2007 is summarized as follows:

Number of
Shares/Units
Unvested at December 31, 2006	474,352
Granted	142,251
Vested	(89,857)
Forfeitures	(29,400)

Unvested at September 30, 2007	497,346

Weighted average fair value of restricted stock and restricted stock units granted in 2007	$0.56

8. Contingencies
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

9. Accrued Expenses
     Accrued expenses consist of the following:

	December 31,	September 30,
	2006	2007
Payroll and related costs	$659,809	$1,152,740
Professional fees	218,865	402,381
Interest on Secured Convertible Notes	889,844	722,754
Royalties	203,236	122,994
Deferred offering costs	10,402	51,482
Other	390,850	382,344

	$2,373,006	$2,834,695

10. Asset Sale
     On August 27, 2007, we entered into the Asset Purchase Agreement with Inverness and Milano, a wholly owned subsidiary of Inverness, pursuant to which Milano has agreed to acquire substantially all of our assets for aggregate consideration of $36 million, payable in Inverness common stock (based on the weighted average closing price of Inverness common stock for the consecutive 10-trading day period ending on the second trading day immediately preceding the closing of the Asset Sale). In addition, Milano may be required to pay up to an additional $2 million, which Milano may elect to pay in cash and/or Inverness common stock, conditioned on the achievement of certain revenue targets for the twelve month period following the closing. The closing of the transaction is conditioned upon our receipt of (i) the approval of the transaction and the Asset Purchase Agreement by the holders of 75% or more of the shares of our outstanding Series A Preferred Stock; (ii) the approval of the transaction and the Asset Purchase Agreement by the holders of a majority of our outstanding shares of both common and preferred stock, voting together as a single class; and (iii) the consent of Inverness’ lender, if required, as well as the satisfaction of regulatory and other customary conditions. If our stockholders approve the transaction and the other conditions are satisfied, we expect the Asset Sale to close in the fourth quarter of 2007. Following the closing of the Asset Sale and subject to the approval of our stockholders, we intend to dissolve in compliance with the applicable provisions of the Delaware General Corporation Law.
     The Asset Purchase Agreement obligates Inverness to file with the Securities and Exchange Commission a registration statement on Form S-4 covering the shares of Inverness common stock comprising the purchase price for the Asset Sale, which registration statement shall include Matritech’s proxy statement in connection with our stockholder meeting to approve the Asset Sale and subsequent dissolution. An initial version of this registration statement was filed on October 23, 2007. Inverness is obliged to file a registration statement on Form S-3on or before the end of the trading day after closing of the Asset Sale, which registration statement will enable us to promptly sell all of the shares of Inverness common stock received as consideration in the Asset Sale. We intend to promptly sell the shares of Inverness stock we receive at closing of the Asset Sale in order to obtain the cash necessary to satisfy our existing obligations, to fund our operations through the dissolution process, and to preserve the value of the consideration received in the Asset Sale. Our existing obligations include outstanding secured indebtedness, transaction fees, and various employee costs, including certain change of control payments.
     The Asset Purchase Agreement provides for Milano to acquire substantially all of our assets, including our intellectual property rights, equipment, raw materials, inventory, contracts, the stock of our German subsidiary and any cash in excess of $100,000. The assets excluded from the Asset Sale include documents relating to our corporate existence and outstanding securities, records we are required to retain, and contracts with employees not hired by Inverness, including change of control agreements with management employees.
     The Asset Purchase Agreement provides for Milano to assume substantially all of our liabilities, but we will retain liabilities relating to (a) all our outstanding Secured Promissory Notes (which we intend to pay in full following our sale of Inverness common stock as described above); (b) all investment banker, legal and accounting fees incurred in connection with our consummation of the Asset Sale; (c) all outstanding warrants issued by us for the purchase of shares of our common stock; (d) all employee expenses incurred in connection with and employee compensation earned prior to the closing of the Asset Sale; (e) all obligations owed to employees who are not hired by Inverness, Milano or one of their affiliates following the closing of the Asset Sale, including obligations under change of control agreements entered into with management employees in the spring of 2006; and (f) income tax liabilities.
     Prior to the closing, except as consented to by Inverness, we have agreed to continue our operations in the ordinary course of business and, with limited exceptions, not to declare or pay dividends; redeem securities; issue additional securities; amend our organizational documents; increase the compensation due to directors or officers or materially amend or terminate any employment, severance or similar agreements or benefit plans; adopt a shareholder rights plan; acquire any other business; encumber our assets; incur further indebtedness; accelerate the payment or vesting of any material compensation of benefit arrangements; grant equity awards; make substantial capital expenditures; initiate, compromise or settle any material litigation or arbitration proceeding; enter into or amend material contracts; or make material changes in our accounting or tax elections.
     We are also restricted from soliciting or entering into negotiations for or agreements related to the sale or merger of the Company, except upon compliance with required notices to Inverness and as required by applicable fiduciary duties. In addition, we will be required to pay Inverness a break-up fee of $1.08 million under certain circumstances as further described in the Asset Purchase Agreement.
     There can be no assurance that the conditions to closing the Asset Sale will be satisfied or that the Asset Sale will be completed on the terms set forth in the Asset Purchase Agreement or at all. Following the closing of the Asset Sale and subject to the approval of our stockholders, we intend to dissolve in compliance with the applicable provisions of the Delaware General Corporation Law. As part of the dissolution process, we expect to distribute to our common stockholders the available net proceeds, if any, beginning no earlier than the third quarter of 2008. The amount ultimately available to be distributed to our stockholders will depend on a number of future events, including, without limitation:
•	the timing of sales of Inverness common stock by us and the proceeds received by us in connection with such sales;

•	our operating costs until the closing; and

•	the costs we will incur and be required to pay on and after the closing such as transaction fees, obligations to employees, taxes, obligations related to liabilities not assumed by Inverness, obligations related to funding the Company through dissolution and any claims that may arise during the dissolution process.
We will only be able to distribute the remaining proceeds from the Asset Sale to our stockholders after we satisfy all of our obligations to creditors and comply with applicable statutory requirements. Though we expect to make an initial distribution to the holders of our common stock in the third quarter of 2008, we do not expect a final distribution to be made until at least 2011.
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
Overview
     On August 27, 2007, we entered into an Asset Purchase Agreement with Inverness and Milano, a wholly owned subsidiary of Inverness, pursuant to which Milano has agreed to acquire substantially all of our assets. If our stockholders approve the Asset Sale and the other conditions to closing are satisfied, we expect the Asset Sale to close in the fourth quarter of 2007. Following the closing of the Asset Sale and subject to the approval of our stockholders, we intend to dissolve in compliance with the applicable provisions of the Delaware General Corporation Law.
     In order to finance our operations until the closing of the Asset Sale, on August 30, 2007 we sold our Series C Notes for aggregate consideration of $3.5 million (before expenses). All of the principal, interest and premium on the Series C Notes are due and payable no later than December 13, 2007, the same date on which all unpaid principal, interest and premium on our

Secured Convertible Notes are due. At September 30, 2007, the outstanding principal balance of our Secured Promissory Notes was $12.3 million.
     At September 30, 2007, we had cash and cash equivalents of $2.8 million and negative working capital of $10.8 million. Currently, the holders of more than 96% of our outstanding Secured Convertible Notes agreed to defer receipt of further payments on the notes until December 13, 2007. If the Asset Sale is not closed by December 13, 2007, we would need to seek an agreement from each of the holders of our outstanding Secured Promissory Notes to extend the maturity dates of those Secured Promissory Notes and/or to secure additional capital in order to continue operations. We will, as we deem necessary or prudent and subject to the terms and conditions of the Asset Purchase Agreement with Inverness and our various outstanding debt and equity agreements, continue to seek to raise additional capital through various financing alternatives. A failure to adequately finance the Company would have a material adverse impact on our ability to consummate the Asset Sale and to operate as a going concern.
     In order to preserve cash resources and to seek to avoid, or reduce, the need for any further borrowing, we have selectively curtailed expenditures and decreased staff in regulatory affairs, marketing and administration. We have also terminated most of our research and development staff and are no longer pursuing further development or submission on any of our research and development programs. Notwithstanding these efforts, if the closing of the Asset Sale is delayed beyond December 2007, we may be required to obtain additional financing to fund our operations through the closing date.
     On September 26, 2007, we entered into a Termination Agreement with Sysmex Corporation that provided for the immediate termination of the Exclusive License and Exclusive Supply Agreement dated November 20, 2002 between Sysmex and us. As a result of this termination, we have no near term prospect for securing additional revenue from commercialization of our NMP179® technology.
     Our most important source of revenue and revenue growth continues to be our NMP22® BladderChek® Test, a point-of-care test product developed by our scientists based upon our proprietary NMP technology. Our own sales forces, based in the U.S. and Germany, sell our NMP22 BladderChek Test directly to physicians. Distributors sell our NMP22 BladderChek Test in countries other than the U.S. and Germany. We also sell our NMP22 Test Kit, which is part of our bladder cancer detection product line, directly and through distributors in the U.S. In Europe, our German subsidiary directly sells both our NMP22 Test Kit and allergy and other diagnostic products manufactured by others. The NMP22 Test Kit and the allergy and other diagnostic products sold by our German subsidiary are less important sources of revenue for us than the NMP22 BladderChek Test.
     AMEX, the exchange where our common stock is currently listed, maintains standards and requirements for initial and continued listing of securities. In September 2006, we received notice from AMEX that we were not in compliance with certain continued listing standards relative to maintenance of stockholders’ equity and profitability. In October 2006, we submitted to AMEX a plan of proposed action we believed would bring us into compliance with applicable listing standards no later than March 21, 2008, and in December 2006, we received notice that AMEX had accepted our plan. AMEX may initiate delisting procedures against us if we do not make progress consistent with our plan during the plan period or if we are not in compliance with applicable listing standards at the end of the plan period. A delisting of the shares of our common stock would violate terms of our various financing documents, make it more difficult for us to raise additional capital and could jeopardize the consummation of the Asset Sale.
Results of Operations
Quarter Ended September 30, 2006 (“Q3 2006”) Compared with Quarter Ended September 30, 2007 (“Q3 2007”)
Revenues

	Q3 2006	Q3 2007	$ Change	% Change
Product Sales (net of allowances):
NMP22 BladderChek Test Sales	$2,327,000	$2,935,000	$608,000	26%
NMP22 Lab Test Kit Sales	265,000	196,000	(69,000)	(26%)
Other Product Sales	213,000	232,000	19,000	9%

Total Product Sales	2,805,000	3,363,000	558,000	20%

Alliance and Collaboration Revenue	25,000	621,000	596,000	2,384%

Total Revenue	$2,830,000	$3,984,000	$1,154,000	41%

     The increase in revenue in the third quarter of 2007 compared to the third quarter of 2006 from sales of our NMP22 BladderChek Test is the result of $463,000 in increased sales and a $145,000 favorable exchange rate impact. The $463,000 increase in NMP22 BladderChek Test sales consists of a $308,000 increase in the volume of tests sold and a $155,000 increase in the average revenue per test. The average revenue per test increased in 2007 over the same period in 2006 due to more favorable customer mix. NMP22 BladderChek Test sales accounted for approximately 90% and 94% of sales in the NMP22 product line in the third quarters of 2006 and 2007, respectively. The decrease in revenue from our NMP22 Lab Test Kit sales is the result of a $78,000 decrease, principally the result of decreased volumes, offset by a $9,000 favorable exchange rate impact.
     The increase in revenue from our non-NMP22 products (listed in the table above as Other Product Sales) is mainly due to favorable exchange rates.
     The increase in revenue from alliance and collaboration is due mainly to the termination of the license and supply agreement for NMP179 technology with Sysmex Corporation effective September 26, 2007. As a result of the termination of this agreement, we recognized all remaining deferred revenue relating to the license and supply agreement. This resulted in our recognizing approximately $609,000 of revenue which consisted of the remaining amount of the license, which previously was being recognized over the fourteen-year term of the related patents, as well as remaining unamortized amounts related to payments for research and development services.
     When we have sufficient history to estimate product returns for a distributor, we recognize revenue when we ship our NMP22 BladderChek Tests to that distributor. In the third quarter of 2007, we sold approximately $90,000 of our NMP22 BladderChek Tests to distributors for which we had sufficient history to estimate returns and approximately $44,000 to distributors for which we did not have such history. Accordingly, shipments in the amount of $44,000 were recorded as deferred revenue that we will recognize as revenue when the distributor reports to us that it no longer has the product, when we determine the shelf life of the product has expired (each indicating that the possibility of return is remote) or after we have ten quarters of experience with the distributor. At December 31, 2006 and September 30, 2007, $91,000 and $103,000 remained in deferred product revenue, respectively. See “Critical Accounting Policies and Estimates” for a description of our revenue recognition policy.
     During the third quarter of 2007, we determined that we had sufficient history to estimate product returns for one additional distributor and therefore are now recognizing revenue when we ship our NMP22 BladderChek Tests to this distributor. There was no deferred revenue recognized in the third quarter of 2007 as a result of commencement of recognition of revenue from sales to of this distributor upon shipment.
     Deferred revenue consists of the following:

	December 31, 2006	September 30, 2007	$ Change	% Change
Alliance and Collaboration Revenue	$706,000	$85,000	$(621,000)	(88%)
Deferred Product Revenue	91,000	103,000	12,000	13%

	$797,000	$188,000	$(609,000)	(76%)

     The deferred product revenue balance increased from the fourth quarter of 2006 to the third quarter of 2007 because we shipped more NMP22 BladderChek Tests to distributors for which we do not have sufficient history to estimate product returns than these distributors shipped to end user customers. Unless we change distributors or add significant new distributors, we expect our deferred product revenue will decrease in the future.
     The deferred revenue related to alliance and collaboration decreased from the fourth quarter of 2006 to the third quarter of 2007 mainly due to the termination of the license and supply agreement for NMP179 technology with Sysmex Corporation effective September 26, 2007. As a result the termination of this agreement, we recognized all remaining deferred revenue relating to the license and supply agreement.
Cost of Product Sales

	Q3 2006	Q3 2007	$ Change	% Change
Product Sales	$2,805,000	$3,363,000	$558,000	20%
Cost of Product Sales	741,000	829,000	88,000	12%

Gross Profit on Product Sales	$2,064,000	$2,534,000	$470,000	23%

Gross Profit Margin on Product Sales	74%	75%
Cost of Product Sales as a % of Product Sales	26%	25%

     Cost of product sales includes (a) payroll-related expenses related to employees involved in the production of our products, (b) product materials, (c) rent and related expenses allocated to employees involved in the production of our products, (d) supplies, (e) depreciation of fixed assets used in production and (f) royalties paid to third parties. Gross profit on product sales is calculated by deducting the cost of product sales from product sales. The decrease in cost of product sales on a percentage basis and the increase in our gross profit margin on product sales is largely the result of a decrease in the amount of royalties paid to Massachusetts Institute of Technology (“MIT”) on sales of our NMP22 BladderChek Tests and our NMP22 Lab Test Kits as the majority of the patents licensed to us by MIT expired in the fourth quarter of 2006.
Research & Development and Clinical & Regulatory Expenses

	Q3 2006	Q3 2007	$ Change	% Change
Research & Development and Clinical & Regulatory Expenses	$700,000	$507,000	$(193,000)	(28%)
     Research & development and clinical & regulatory expenses include (a) the salaries and related overhead of our research and clinical personnel, (b) laboratory supplies, (c) payments to third parties and sites to help us execute clinical trials, (d) depreciation of research related equipment, (e) legal expenses related to filing and prosecuting patents, (f) other direct expenses and (g) an allocation of our occupancy and related expenses based on the square footage occupied by our research & development staff, their laboratories and clinical & regulatory staff. Research & development and clinical & regulatory expenses decreased in the third quarter of 2007 compared to the third quarter of 2006 primarily due to a $130,000 decrease in payroll costs, a $24,000 decrease in supply costs and a $15,000 decrease in consultant costs.
Selling, General and Administrative Expenses (“SG&A”)

	Q3 2006	Q3 2007	$ Change	% Change
SG&A	$3,529,000	$4,647,000	$1,118,000	32%
     SG&A increased in the third quarter of 2007 compared to the third quarter of 2006 primarily due to a $385,000 increase in legal costs incurred in connection with consideration and pursuit of various transactions including the Asset Sale and the Financing, a $360,000 increase in investment banker costs incurred in connection with our exploration of strategic options, a $104,000 unfavorable currency exchange rate impact on non-US SG&A, a $100,000 increase in payroll costs resulting from increased headcount, mainly to support direct sales efforts, a $70,000 increase in sales-related marketing expense, a $56,000 increase in accounting-related professional fees, a $45,000 increase in recruiting and relocation costs and a $39,000 increase in management information system related costs, partially offset by a $36,000 decrease in temporary help costs.
Operating Loss

	Q3 2006	Q3 2007	$ Change	% Change
Operating Loss	$2,140,000	$1,999,000	$(141,000)	(7%)
     The operating loss in the third quarter of 2007 decreased as compared to the same period in 2006 primarily due to the decrease in research & development and clinical & regulatory expenses as well as the increase in total revenue discussed above.
Interest Income

	Q3 2006	Q3 2007	$ Change	% Change
Interest Income	$28,000	$9,000	$(19,000)	(68%)

     Interest income decreased in the third quarter of 2007 compared to the third quarter of 2006 due to a decrease in the average daily cash balances, partially offset by higher interest rates during the third quarter of 2007.
Interest Expense

	Q3 2006	Q3 2007	$ Change	% Change
Interest Related to Secured Convertible Notes and Secured Promissory Notes:
Interest on Debt	$236,000	$1,078,000	$842,000	357%
Non-Cash Charges to Interest Expense	575,000	1,755,000	1,180,000	205%

Total	$811,000	$2,833,000	$2,022,000	249%

Interest Related to Other Debt:
Interest Paid in Cash	$5,000	$6,000	$1,000	20%

Total Interest Expense	$816,000	$2,839,000	$2,023,000	248%

     Interest on debt consists primarily of interest accrued or paid in the quarter related to our Secured Promissory Notes. For the third quarter of 2006, interest on debt was attributable to our 2006 Secured Convertible Notes. In the third quarter of 2007, interest on debt was attributable to the 2006 Secured Convertible Notes, the 2007 Secured Convertible Notes and the Series C Notes, resulting in a larger outstanding debt balance.
     In the third quarter of 2007, we issued common stock in payment of approximately $13,000 of interest on the 2006 Secured Convertible Notes and we made a cash payment of approximately $10,000 in respect of interest on the 2007 Secured Convertible Notes. In the third quarter of 2007, holders of our Secured Convertible Notes elected to defer approximately $107,000 of interest payments due in July 2007 on the 2006 Secured Convertible Notes and approximately $398,000 of interest payments due on the 2007 Secured Convertible Notes until the earlier of (i) a sale of substantially all our assets or a merger or (ii) the scheduled maturity date of December 13, 2007.
     The interest on debt and non-cash charges increased over the third quarter of 2006 primarily due to the increase in interest on debt charges and non-cash interest charges related to the Secured Convertible Notes and the Series C Notes, as further described below.
Series C Notes
     In August 2007, we sold the Series C Notes and as a result incurred the obligation to pay a premium of 29% of the principal at the time of repayment, or approximately $1,015,000. As of September 30, 2007, approximately $256,000 of the $1,015,000 have been accreted and recorded as interest expense and the remaining $759,000 is scheduled to be accreted to interest expense using the effective interest method over the life of the Series C Notes.
     The following table demonstrates the accounting for the Series C Notes from the date of issuance, August 30, 2007, to September 30, 2007;

Value of Notes
Principal Value Series C Notes	$3,500,000
2007 Accretion of Premium	256,000
Payments in Cash	—

Carrying Value of Series C Notes at 9/30/07	$3,756,000

2007 Secured Convertible Notes
     In January 2007, we sold the 2007 Secured Convertible Notes and recorded approximately $3,253,000 of related non-cash charges which are being recorded in our statement of operations through December 2007, the life of the obligations. As of September 30, 2007, approximately $2,529,000 of the $3,253,000 of non-cash charges and deferred financing costs have been amortized and recorded as interest expense and the remaining $724,000 is scheduled to be amortized using the effective interest rate method over the remaining quarter through the final payment due date in December 2007.

Non-cash charges to interest expense in the third quarter of 2007 related to the 2007 Secured Convertible Notes consisted of:
•	$102,000 of amortized deferred financing costs, which reduced the original $395,000 balance of deferred financing costs to $88,000 at September 30, 2007; and
•	$735,000 of amortized debt discount, which reduced the $2,857,000 of debt discount to $636,000 at September 30, 2007.
     The following table demonstrates the accounting for the 2007 Secured Convertible Notes and related discounts from the date of issuance, January 22, 2007, to September 30, 2007;

Value of Notes
Principal Value 2007 Secured Convertible Notes	$4,365,000
Discounts Recorded in 2007	(2,857,000)
2007 Amortization of Discounts	2,221,000
2007 Accretion of Premium	265,000
Payments in Stock	—
Payments in Cash	(150,000)

Carrying Value of 2007 Secured Convertible Notes at 9/30/07	$3,844,000

2006 Secured Convertible Notes
     In January 2006, we sold our 2006 Secured Convertible Notes and recorded approximately $6,001,000 of related non-cash charges which are being recorded in our statement of operations through December 2007. As a result of the issuance of the 2007 Secured Convertible Notes, we recorded an additional beneficial conversion feature of approximately $208,000 on the 2006 Secured Convertible Notes in the first quarter of 2007. These additional non-cash charges are being recorded in our statement of operations through December 2007. As of September 30, 2007, approximately $5,422,000 of the $6,209,000 non-cash charges and deferred financing costs have been amortized and recorded as interest expense and the remaining $787,000 will be amortized using the effective interest rate method over the remaining quarters through December 2007. On January 22, 2007 the scheduled maturity date for the 2006 Secured Convertible Notes was shortened to December 13, 2007.
     Non-cash charges to interest expense in the third quarter of 2007 related to the 2006 Secured Convertible Notes consisted of:
•	$133,000 of amortized deferred financing costs, which contributed to the reduction of the original $912,000 of deferred financing costs to $116,000 at September 30, 2007;
•	$774,000 of amortized debt discount, which contributed to the reduction of the $5,296,000 of debt discount to $670,000 at September 30, 2007; and
•	$10,000 of non-cash charges to record the discount from fair value when making the principal and interest repayments on the 2006 Secured Convertible Notes in stock rather than cash.
     The following table demonstrates the accounting for the 2006 Secured Convertible Notes and related discounts from the date of issuance, January 13, 2006, through September 30, 2007:

Value of Notes
Principal Value of Debt	$6,998,000
Discounts Recorded in 2006	(5,089,000)
2006 Amortization of Discounts	2,338,000
Payments in Stock	(880,000)

Carrying Value of Debt at 12/31/06	$3,367,000

Discounts Recorded in 2007	(208,000)
2007 Amortization of Discounts	2,287,000
2007 Accretion of Premium	174,000
Payment in Stock	(1,458,000)
Payment in Cash	(55,000)

Carrying Value of Debt at 9/30/07	$4,107,000

Mark-to-Market Adjustment From Registration Rights

	Q3 2006	Q3 2007	$ Change	% Change
Mark-To-Market Adjustment From Registration Rights	$11,000	$—	$(11,000)	(100%)
     Mark-to-market adjustment from registration rights represents the change in the estimated fair value of the registration rights liability associated with our sale of the 2006 Secured Convertible Notes.
Net Loss

	Q3 2006	Q3 2007	$ Change	% Change
Net Loss	$2,939,000	$4,829,000	$1,890,000	64%
     Net loss increased in the third quarter of 2007 as compared to the same period in 2006 primarily due to increased SG&A expenses as well as increased non-cash interest charges related to the Secured Convertible Notes, partially offset by the increase in total revenues, including the deferred revenue recognized as a result of the termination of the Sysmex agreement, the increase in gross profit margins on product sales and the decrease in research & development and clinical & regulatory expenses.
Nine Months Ended September 30, 2006 Compared with Nine Months Ended September 30, 2007
Revenues

	Nine Months	Nine Months
	Ended September	Ended September
	30, 2006	30, 2007	$ Change	% Change
Product Sales (net of allowances):
NMP22 BladderChek Test Sales	$6,944,000	$8,409,000	$1,465,000	21%
NMP22 Lab Test Kit Sales	804,000	822,000	18,000	2%
Other Product Sales	736,000	780,000	44,000	6%

Total Product Sales	8,484,000	10,011,000	1,527,000	18%

Alliance and Collaboration Revenue	78,000	687,000	609,000	781%

Total Revenue	$8,562,000	$10,698,000	$2,136,000	25%

     The increase in revenue for the nine month period ended September 30, 2007 compared to the nine month period ended September 30, 2006 from sales of our NMP22 BladderChek Test is the result of $1,052,000 in increased sales and a $413,000 favorable exchange rate impact. The $1,052,000 increase in NMP22 BladderChek Test sales consists of $143,000 related to an increase in the average revenue per test and a $909,000 increase in the volume of tests sold. The average revenue per test increased in 2007 over the same period in 2006 due to more favorable customer mix. The increase in volume is due to an increase of $1,142,000 in markets where we sell directly offset by a $233,000 decrease in markets where we sell to distributors. This $233,000 decrease arises in large part because in the first nine months of 2006, we recognized $172,000 of revenue from sales to distributors that had previously been in deferred revenue, compared to $0 that we recognized in the first nine months of 2007 from such distributors. NMP22 BladderChek Test sales accounted for approximately 90% and 91% of sales in the NMP22 product line for the nine months ended September 30, 2006 and 2007, respectively. The increase in revenue from our NMP22 Lab Test Kit sales is the result of a $28,000 favorable exchange rate impact, offset by a $10,000 decrease in sales.
     The increase in revenue from our non-NMP22 products (listed in the table above as Other Product Sales) is mainly due to favorable exchange rates.

     The increase in revenue from alliance and collaboration is due mainly to the termination of the license and supply agreement for NMP179 technology with Sysmex Corporation effective September 26, 2007. As a result of the termination of this agreement, we recognized all remaining deferred revenue relating to the license and supply agreement. This resulted in our recognizing approximately $609,000 of revenue which consisted of the remaining amount of the license, which previously was being recognized over the fourteen-year term of the related patents, as well as remaining unamortized amounts related to payments for research and development services.
     When we have sufficient history to estimate product returns for a distributor, we recognize revenue when we ship our NMP22 BladderChek Tests to that distributor. During the first nine months of 2007, we sold approximately $242,000 of our NMP22 BladderChek Tests to distributors for which we had sufficient history to estimate returns and approximately $83,000 to distributors for which we did not have such history. Accordingly, $83,000 of shipments were recorded as deferred revenue and will be recognized as revenue when the distributor reports to us that it no longer has the product, when we determine the shelf life of the product has expired (each indicating that the possibility of return is remote) or after we have ten quarters of experience with an individual distributor. At December 31, 2006 and September 30, 2007, $91,000 and $103,000 remained in deferred product revenue, respectively. See “Critical Accounting Policies and Estimates” for a description of our revenue recognition policy.
     During the first nine months of 2006, we determined that we had sufficient history to estimate product returns for three additional distributors and therefore are now recognizing revenue when we ship our NMP22 BladderChek Tests to these distributors. We also recognized all deferred revenue relating to our NMP22 BladderChek Test shipments to these distributors in the nine months ended September 30, 2006. This has resulted in our recognizing $172,000 of our NMP22 BladderChek Test shipments to distributors that previously would have been in deferred revenue.
     Deferred revenue consists of the following:

	December 31, 2006	September 30, 2007	$ Change	% Change
Alliance and Collaboration Revenue	$706,000	$85,000	$(621,000)	(88%)
Deferred Product Revenue	91,000	103,000	12,000	13%

	$797,000	$188,000	$(609,000)	(76%)

     The deferred product revenue balance increased from the fourth quarter of 2006 to the third quarter of 2007 because we shipped more NMP22 BladderChek Tests to distributors for which we do not have sufficient history to estimate product returns than these distributors shipped to end user customers. Unless we change distributors or add significant new distributors, we expect our deferred product revenue will decrease in the future.
     The deferred revenue related to alliance and collaboration decreased from the fourth quarter of 2006 to the third quarter of 2007 mainly due to the termination of the license and supply agreement for NMP179 technology with Sysmex Corporation effective September 26, 2007. As a result the termination of this agreement, we recognized all remaining deferred revenue relating to the license and supply agreement.
 Cost of Product Sales

	Nine Months	Nine Months
	Ended September	Ended September
	30, 2006	30, 2007	$ Change	% Change
Product Sales	$8,484,000	$10,011,000	$1,527,000	18%
Cost of Product Sales	2,280,000	2,374,000	94,000	4%

Gross Profit on Product Sales	$6,204,000	$7,637,000	$1,433,000	23%

Gross Profit Margin on Product Sales	73%	76%
Cost of Product Sales as a % of Product Sales	27%	24%
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
Research & Development and Clinical & Regulatory Expenses

	Nine Months	Nine Months
	Ended September	Ended September
	30, 2006	30, 2007	$ Change	% Change
Research & Development and Clinical & Regulatory Expenses	$2,257,000	$1,740,000	$(517,000)	(23%)
     Research & development and clinical & regulatory expenses include (a) the salaries and related overhead of our research and clinical personnel, (b) laboratory supplies, (c) payments to third parties and sites to help us execute clinical trials, (d) depreciation of research related equipment, (e) legal expenses related to filing and prosecuting patents, (f) other direct expenses and (g) an allocation of our occupancy and related expenses based on the square footage occupied by our research & development staff, their laboratories and clinical & regulatory staff. Research & development and clinical & regulatory expenses decreased in the nine month period ended September 30, 2007 compared to the nine month period ended September 30, 2006 primarily due to a $317,000 decrease in payroll costs, a $101,000 decrease in supply costs, and a $56,000 decrease in consultant costs.
Selling, General and Administrative Expenses

	Nine Months	Nine Months
	Ended September	Ended September
	30, 2006	30, 2007	$ Change	% Change
SG&A	$10,688,000	$12,838,000	$2,150,000	20%
     SG&A increased in the nine month period ended September 30, 2007 compared to nine month period ended September 30, 2006 primarily due to a $647,000 increase in legal costs incurred in connection with consideration and pursuit of various transactions including the Asset Sale and the Financing, a $492,000 increase in investment banker costs incurred in connection with our exploration of strategic options, a $485,000 increase in payroll costs resulting from increased headcount, mainly to support direct sales efforts, a $297,000 unfavorable currency exchange rate impact on non-US SG&A, a $141,000 increase in management information system related costs, a $90,000 increase in sales-related marketing expense and a $72,000 increase in accounting-related professional fees, offset by a $135,000 decrease in corporate communication costs.
Operating Loss

	Nine Months	Nine Months
	Ended September	Ended September
	30, 2006	30, 2007	$ Change	% Change
Operating Loss	$6,643,000	$6,255,000	$(388,000)	(6%)
     The operating loss for the nine month period ended September 30, 2007 decreased as compared to the same period in 2006 primarily due to the decrease in research & development and clinical & regulatory expenses as well as the increase in total revenue discussed above.
Interest Income

	Nine Months	Nine Months
	Ended September	Ended September
	30, 2006	30, 2007	$ Change	% Change
Interest Income	$120,000	$49,000	$(71,000)	(59%)

     Interest income decreased in the nine month period ended September 30, 2007 compared to the nine month period ended September 30, 2006 due to a decrease in the average daily cash balances, partially offset by higher interest rates during the first nine months of 2007.
Interest Expense

	Nine Months	Nine Months
	Ended September	Ended September
	30, 2006	30, 2007	$ Change	% Change
Interest Related to Convertible Debentures, Secured Convertible Notes and Secured Promissory Notes:
Interest on Debt	$707,000	$1,754,000	$1,047,000	148%
Non-Cash Charges to Interest Expense	2,310,000	5,581,000	3,271,000	142%

Total	$3,017,000	$7,335,000	$4,318,000	143%

Interest Related to Other Debt:
Interest Paid in Cash	$10,000	$13,000	$3,000	30%

Total Interest Expense	$3,027,000	$7,348,000	$4,321,000	143%

     Interest on debt consists primarily of interest accrued or paid in the nine month periods ended September 30, 2006 and 2007 related to our Secured Promissory Notes. For the nine month period ended September 30, 2006, interest on debt was attributable primarily to our 2006 Secured Convertible Notes. For the nine month period ended September 30, 2007, interest on debt was attributable to the 2006 Secured Convertible Notes, the 2007 Secured Convertible Notes and the Series C Notes, which resulted in a larger outstanding debt balance.
     In the first quarter of 2007, we issued shares of our common stock in payment of approximately $925,000 of interest on the 2006 Secured Convertible Notes, of which $890,000 had been accrued through December 31, 2006. In the second and third quarters of 2007, we issued common stock in payment of approximately $259,000 and $13,000, respectively, of interest on the 2006 Secured Convertible Notes. In the second and third quarters of 2007, we paid approximately $18,000 and $10,000, respectively, in cash in payment of interest on the 2007 Secured Convertible Notes. In the third quarter of 2007, holders of our 2006 Secured Convertible Notes and our 2007 Secured Convertible Notes elected to defer approximately $107,000 of interest payments due in July 2007 on the 2006 Secured Convertible Notes and approximately $398,000 of interest payments due in June and September 2007 until the earlier of (i) a sale of substantially all our assets or a merger or (ii) the scheduled maturity date of December 13, 2007.
     The interest on debt and non-cash charges increased over the nine month period ended September 30, 2006 primarily due to the increase in interest on debt charges and non-cash interest charges related to the Secured Convertible Notes and the Secured Promissory Notes, as further described below.
Series C Notes
     In August 2007, we sold the Series C Notes and as a result incurred the obligation to pay a premium of 29% of the principal at the time of repayment, or approximately $1,015,000. As of September 30, 2007, approximately $256,000 of the $1,015,000 have been accreted and recorded as interest expense and the remaining $759,000 is scheduled to be accreted to interest expense using the effective interest method over the life of the Series C Notes.
     The following table demonstrates the accounting for the Series C Notes from the date of issuance, August 30, 2007, to September 30, 2007:

Value of Notes
Principal Value Series C Notes	$3,500,000
2007 Accretion of Premium	256,000
Payments in Cash	—

Carrying Value of Series C Notes at 9/30/07	$3,756,000

2007 Secured Convertible Notes
     In January 2007, we sold our 2007 Secured Convertible Notes and recorded approximately $3,253,000 of related non-cash charges which are being recorded in our statement of operations through December 2007, the life of the debt. As of September

30, 2007, approximately $2,529,000 of the $3,253,000 of non-cash charges and deferred financing costs have been amortized and recorded as interest expense and the remaining $724,000 is scheduled to be amortized using the effective interest rate method over the remaining quarters through the final payment due date in December 2007.
     Non-cash charges to interest expense for the nine months ended September 30, 2007 related to the 2007 Secured Convertible Notes consisted of:
•	$307,000 of amortized deferred financing costs, which reduced the original $395,000 balance of deferred financing costs to $88,000 at September 30, 2007; and

•	$2,221,000 of amortized debt discount, which reduced the $2,857,000 of debt discount to $636,000 at September 30, 2007.
     The following table demonstrates the accounting for the 2007 Secured Convertible Notes and related discounts from the date of issuance, January 22, 2007, through September 30, 2007:

Value of Notes
Principal Value 2007 Secured Convertible Notes	$4,365,000
Discounts Recorded in 2007	(2,857,000)
2007 Amortization of Discounts	2,221,000
2007 Accretion of Premium	265,000
Payments in Stock	—
Payments in Cash	(150,000)

Carrying Value of 2007 Secured Convertible Notes at September 30, 2007	$3,844,000

2006 Secured Convertible Notes
     In January 2006, we sold our 2006 Secured Convertible Notes and recorded approximately $6,001,000 of related non-cash charges which are being recorded in our statement of operations through December 2007. As a result of the issuance of the 2007 Secured Convertible Notes, we recorded an additional beneficial conversion feature of approximately $208,000 on the 2006 Secured Convertible Notes in the first quarter of 2007. These additional non-cash charges are being recorded in our statement of operations through December 2007. As of September 30, 2007, approximately $5,422,000 of the $6,209,000 non-cash charges and deferred financing costs have been amortized and recorded as interest expense and the remaining $787,000 will be amortized using the effective interest rate method over the remaining quarters through December 2007. On January 22, 2007, the scheduled maturity date for the 2006 Secured Convertible Notes was shortened to December 13, 2007.
     Non-cash charges to interest expense in the nine months ended September 30, 2007 related to the 2006 Secured Convertible Notes consisted of:
•	$378,000 of amortized deferred financing costs, which contributed to the reduction of the original $912,000 of deferred financing costs to $116,000 at September 30, 2007;

•	$2,287,000 of amortized debt discount, which contributed to the reduction of the $5,296,000 of debt discount to $670,000 at September 30, 2007; and

•	$388,000 of non-cash charges to record the discount from fair value when making the principal and interest repayments on the 2006 Secured Convertible Notes in stock rather than cash.
     The following table demonstrates the accounting for the 2006 Secured Convertible Notes and related discounts from the date of issuance, January 13, 2006, through September 30, 2007:

Value of Notes
Principal Value of Debt	$6,998,000
Discounts Recorded in 2006	(5,089,000)
2006 Amortization of Discounts	2,338,000
Interest and Principal Payments in Stock	(880,000)

Carrying Value of Debt at December 31, 2006	$3,367,000

Value of Notes
Discounts Recorded in 2007	(208,000)
2007 Amortization of Discounts	2,287,000
2007 Accretion of Premium	174,000
Payment in Stock	(1,458,000)
Payment in Cash	(55,000)

Carrying Value of Debt at September 30, 2007	$4,107,000

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
     The following table demonstrates the accounting for the March 2003 Convertible Debentures and related discounts during 2003, 2004, 2005 and 2006 and the resulting balance at March 31, 2006, at which point the March 2003 Convertible Debentures had been fully repaid:

Value of
Debentures
Principal Value of Debenture	$5,000,000
Discounts Recorded in 2003	(2,777,000)
2003 Amortization of Discounts	644,000

Carrying Value of Debenture at December 31, 2003	$2,867,000

Discounts Recorded in 2004	(1,339,000)
2004 Amortization of Discounts	2,150,000
Payment in Stock	(1,923,000)

Carrying Value of Debenture at December 31, 2004	$1,755,000

Discounts Recorded in 2005	(442,000)
2005 Amortization of Discounts	1,630,000
Payment in Stock	(2,308,000)

Carrying Value of Debenture at December 31, 2005	$635,000

2006 Amortization of Discounts	134,000
Payment in Stock	(769,000)

Carrying Value of Debenture at March 31, 2006	$—

Mark-to-Market Adjustment From Registration Rights

	Nine Months	Nine Months
	Ended September	Ended September
	30, 2006	30, 2007	$ Change	% Change
Mark-To-Market Adjustment From Registration Rights	$49,000	$—	$(49,000)	(100%)
     Mark-to-market adjustment from registration rights represents the change in the estimated fair value of the registration rights liability associated with our sale of the 2006 Secured Convertible Notes.
Net Loss

	Nine Months	Nine Months
	Ended September	Ended September
	30, 2006	30, 2007	$ Change	% Change
Net Loss	$9,599,000	$13,553,000	$3,954,000	41%
     Net loss increased for the nine month period ended September 30, 2007 as compared to the same period in 2006 primarily due to increased SG&A expenses as well as increased non-cash interest charges related to the Secured Convertible Notes, partially offset by the increase in total revenues, including the deferred revenue recognized as a result of the termination of the Sysmex agreement, the increase in gross profit margins on product sales and the decrease in research & development and clinical & regulatory expenses.
Research and Development Programs
     Our primary research focus has been on the identification of proteins in the body that are associated with or created by cancerous processes and which, when measured, can provide useful medical information to physicians. Since 2004, we focused our development efforts on our breast cancer program. During the first nine months of 2007, we reduced the resources devoted to this program, and have now terminated most of our research and development staff and are no longer pursuing further development or submission on any of our research and development programs.
Liquidity and Capital Resources
     Our operating activities used cash in the nine month periods ended September 30, 2006 and 2007 primarily to fund our net losses excluding non-cash charges. The non-cash charges comprise primarily depreciation and amortization expenses, and amortization of debt discounts and deferred charges related to our Secured Convertible Notes.
Summary Cash Flow

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2006	September 30, 2007
Net Loss	$(9,599,000)	$(13,553,000)
Non-cash Charges	3,504,000	8,766,000
Changes in Assets and Liabilities	(39,000)	(883,000)

Net Operating Uses	(6,134,000)	(5,670,000)
Net Investment Uses	(89,000)	(62,000)
Net Financing Sources	6,203,000	7,040,000
Foreign exchange effect	16,000	28,000

Change in cash and cash equivalents	$(4,000)	$1,336,000

     We expect that the Days Sales Outstanding (“DSO”) (which includes only accounts receivable from physicians to whom we have sold the NMP22 BladderChek Test) is likely to be higher in the future than the 37 days reported at September 30, 2007. Our DSO calculation at September 30, 2006 was 36 days. We expect U.S. direct-to-physician revenues as a percentage of total revenues to increase and, since our DSO on U.S. direct-to-physician sales was 52 days, we expect our average DSO to increase as U.S. sales become a larger percent of our total.
     We do not include in our DSO calculation any amount due from or any shipments to distributors of our NMP22 BladderChek Test because historically, we have not recognized revenue upon shipment to distributors because we lacked sufficient history with these distributors to estimate returns. Unpaid amounts due from distributors are included in accounts receivable on our balance sheets even if we have not recorded revenue from them. We also exclude from our DSO calculation any accounts receivable resulting from a non-revenue source, such as receivables due from a supplier. We did not have any non-revenue source transactions in accounts receivable for the three month periods ending September 30, 2006 and 2007.
     When we include amounts due from and any shipments to distributors of our NMP22 BladderChek Test or other products, our DSO at September 30, 2007 was 41 days compared to 40 days at September 30, 2006.
     During the quarter ended September 30, 2007, the holders of more than 93% of the outstanding principal of our Secured Convertible Notes agreed to defer receipt of payments of principal and interest due on the Secured Convertible Notes until the earlier of December 13, 2007 or a change of control of the Company, such as the contemplated Asset Sale. During October 2007, one additional holder also agreed to defer receipt of payments on this basis. As a result, through November 2007, we are paying less than $100,000 per month on our outstanding Secured Promissory Notes as all other payments have been deferred.
     Based on our negative working capital at September 30, 2007 of $10.8 million, our current cash utilization forecast and assuming that the holders of our outstanding Secured Promissory Notes due December 13, 2007 consent to a deferral of payments until after the consummation of the sale of substantially all of our assets to Milano, we expect to have sufficient capital to continue operations through the closing of the Asset Sale, so long as the Asset Sale is closed by December 13, 2007. If the Asset Sale is not closed by the December 13, 2007, or if the holders of any significant portion of our outstanding Secured Promissory Notes do not agree to defer payments beyond the December 13, 2007 maturity date until after the closing of the Asset Sale, we would need to secure additional funds in order to continue operations. We will, as we deem necessary or prudent and subject to the terms and conditions of the Asset Purchase Agreement with Inverness and our various outstanding debt and equity agreements, continue to seek to raise additional capital through various financing alternatives, including equity or debt financings, issuances of securities convertible into equity and corporate partnering arrangements. However, we have had great difficulty obtaining additional financing over the past year and may be unable to raise further capital.
     Due to the issuance of our Series C Notes, we have substantially increased our indebtedness to approximately $12.4 million as of September 30, 2007. As shown in the following table, the Secured Promissory Notes comprise over 99% of our indebtedness at that date:

	Original	Conversions and
	Issuance	Repayments	Outstanding
2006 Secured Convertible Notes	$6,998,000	$2,394,000	$4,604,000
2007 Secured Convertible Notes	$4,365,000	150,000	4,215,000
Series C Notes	$3,500,000	—	3,500,000
Other indebtedness	—	—	31,000

			$12,350,000

     The maturity date for all of our Secured Promissory Notes is no later than December 13, 2007. On December 13, 2007, assuming no interim optional conversions by the holders of these notes, we will have to pay an aggregate of $16.4 million in principal, interest and premiums. We do not expect to be able to make any payments due on the Secured Convertible Notes in stock as the stock payment conditions of the Secured Convertible Notes contain requirements we cannot meet, including a requirement that our common stock be selling at $0.40 per share or higher.
     The terms of our Asset Purchase Agreement prevent us from incurring more debt without the prior written consent of Inverness. In addition, the terms of our existing securities greatly restrict our future financing options. The terms of our Series A Preferred Stock imposes a limitation on indebtedness not outstanding on March 4, 2005 in excess of $15,300,000, except in limited forms. While our Secured Promissory Notes are outstanding, we also have restrictions on incurring additional indebtedness (other than receivables financing not to exceed 80% of our receivables and equipment purchase or lease financing not to exceed $200,000), as well as restrictions on our payment of cash dividends and redemption of securities.

     Moreover, we have granted to a collateral agent on behalf of the holders of the Secured Promissory Notes a security interest in collateral including some cell lines, equipment, inventory and general intangibles related to our NMP22 product line, as well as proceeds from any sale of the product line. We also granted contingent license rights to the collateral agent on behalf of the holders of the Secured Promissory Notes in the field of bladder cancer detection to some of our patents related to the NMP22 products, sublicense rights to patents licensed to us and used in connection with the NMP22 product line, and license rights to trademarks used exclusively in connection with the NMP22 product line. The NMP22 product line, portions of which serve as collateral for the Secured Promissory Notes, includes all of our currently commercialized products. The agreements reflecting the collateral and license arrangements contain restrictions on our sale or abandonment of the collateral and the patent rights. Further, these agreements afford the collateral agent the right to assume control of and sell the collateral and to use the license rights exclusively within the field of bladder cancer detection in the event of our default in our obligations under the Secured Promissory Notes. If we default on these obligations, and the collateral is sold, we will lose our primary source of operating income, which would have a material adverse effect on our business and would severely jeopardize our ability to continue operations.
     If we raise additional funds, we may provide rights and preferences to new investors that are not available to our current stockholders or debt holders. For example, we granted contingent license rights to portions of our patent portfolio to a collateral agent, on behalf of the holders of Secured Promissory Notes, and we have granted preferences upon liquidation to holders of our Series A Preferred Stock. These types of rights and preferences provide a more secure investment position to the holders of these securities than our common stock investors enjoy. In addition, our existing financing arrangements contain anti-dilution protection provisions which may require us to issue additional securities if certain conditions are met. Any future financings will reduce amounts that may be available for distribution to our common stockholders upon our dissolution (assuming we receive stockholder approval of and that we consummate the Asset Sale and that we receive stockholder approval of the dissolution). Future financings may also have an adverse impact on the price of our common stock and may dilute the ownership interest of our existing investors.
     In September 2006, we received notice from AMEX that we were not in compliance with certain continued listing standards relative to maintenance of stockholders’ equity and profitability. In October 2006, we submitted to AMEX a plan of proposed actions we believed would bring us into compliance with applicable listing standards no later than March 21, 2008 and in December 2006 we received notice that AMEX had accepted our plan. AMEX may initiate delisting procedures against us if we do not make progress consistent with the plan during the plan period or we are not in compliance with applicable listing standards at the end of the plan period. Delisting of shares of our common stock would violate terms of some of our financing documents, could result in the declaration of an event of default in our Secured Convertible Notes and could cause holders to seek to recover potential damages from us. In addition, any suspension of trading or delisting of our shares could jeopardize the consummation of the Asset Sale and could make it more difficult for us to raise any additional capital we may need to continue operations until the closing of the Asset Sale. Further, suspension of trading or delisting of our shares could seriously impair the ability of our stockholders to sell shares of our stock.
     Any future equity or convertible debenture financings will dilute the ownership interest of our existing investors and may have an adverse impact on the price of our common stock. The table below includes shares that have been reserved under the various agreements and plans we have outstanding and include shares reserved for contingencies which have not yet occurred (such as future declines in the price of our common stock). As of September 30, 2007, the total shares reserved were:

		Conversion
	Common	or Exercise Price
Security	Shares	Low	High
Common stock outstanding	62,220,000	—	—
Stock reserved for 2006 Secured Convertible Notes	10,883,000	$.40	$.63
Stock reserved for 2007 Secured Convertible Notes	7,497,000	.63	.63
Stock reserved for warrant exercises	20,854,000	.63	2.70
Stock reserved for potential warrant shares	631,000	.01	.01
Stock reserved for outstanding stock options and restricted stock units	3,542,000	.39	6.69
Stock available for issuance under stock plans	4,232,000	—	—
Stock reserved for Series A Preferred Stock	1,023,000	.70	.70

Total	110,882,000

     The table above includes shares for converting the Series A Preferred Stock and for paying interest on and repaying the principal of our Secured Convertible Notes. However, as a result of the trading price range of our common stock, we do not expect to issue additional shares of our common stock to holders of our Series A Preferred Stock or of our Secured Convertible Notes.
Warrants Repurchases
     On July 27, 2007, in anticipation of entering into a strategic transaction, we entered into an Agreement and Amendment to our Secured Convertible Notes with the holders of a majority of outstanding principal value of our 2006 Secured Convertible Notes and the holders of a majority of outstanding principal value of our 2007 Secured Convertible Notes to permit us to redeem the 2003 Warrants. On July 31, 2007, we entered into Purchase and Sale Agreements with all holders of 2003 Warrants to redeem the 2003 Warrants for a purchase price of $0.04 per share and between July 31 and August 10, 2007, we paid an aggregate of approximately $31,373 to redeem all of the 2003 Warrants. If, prior to April 1, 2008, we engage in a transaction that would have triggered an anti-dilution adjustment to the exercise price of the redeemed 2003 Warrants, we may be required to make additional payments to these warrant holders.
Financings
     On August 30, 2007, we entered into a securities purchase agreement (the “Purchase Agreement”) with accredited investors pursuant to which we sold our Series C Notes for an aggregate purchase price of $3,500,000 (the “Financing”). The Series C Notes bear interest at the rate of 15% per annum for the first ninety days after issuance and thereafter bear interest at the rate of 18% per annum. The scheduled maturity date of the Series C Notes is December 13, 2007, or earlier in the event of the consummation of a change of control. At the time of repayment, regardless of whether the Series C Notes are paid at the maturity date, we must also pay a premium of 29% of the principal amount outstanding. The premium will be amortized to interest expense using the effective interest method over the life of the Series C Notes.
     Prior to the Financing, on August 10, 2007, we amended our Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock of Matritech, Inc. with the written consent of the holders of more than 75% of the outstanding Series A Preferred Stock, to increase the amount of indebtedness we may incur, assume or suffer to permit without the prior consent of the holders of at least 75% of the outstanding Series A Preferred Stock from $12,000,000 to $15,300,000. On August 9, 2007, we also entered into a Consent with the holders of a majority of outstanding principal value of our 2006 Secured Convertible Notes and the holders of a majority of outstanding principal value of our 2007 Secured Convertible Notes to allow us to incur an increased amount of indebtedness sufficient to permit us to issue additional notes in an aggregate principal amount not to exceed $3.5 million and ranking on a pari passu basis with the Secured Convertible Notes as to payment and security. The Consent also directed the collateral agent for the holders of the Secured Convertible Notes to consent to and enter into an amendment and restatement of the existing security agreement and contingent license agreement so that the holders of the additional notes would have a pari passu position with the holders of the Secured Convertible Notes.
     In connection with the Financing, we entered into a Second Amended and Restated Security Agreement with the collateral agent on behalf of itself and the holders of all of our Secured Promissory Notes, pursuant to which we granted liens against certain assets related to our NMP22® product line. The security interest covers cell lines, equipment, inventory and general intangibles related to the NMP22 product line, as well as proceeds from the sale of the product line. We also entered into a Second Amended and Restated Contingent License Agreement with the collateral agent, granting license rights in the field of bladder cancer detection to some of our patents related to the NMP22 products, sublicense rights to patents licensed to us and used in connection with the NMP22 product line, and license rights to trademarks used exclusively in connection with the NMP22 product line. In connection with the Financing, the holders of the Series C Notes directed the collateral agent, at the closing of the Asset Sale to (i) release existing collateral, terminate the Second Amended and Restated Security Agreement, terminate the Second Amended and Restated Contingent License Agreement and terminate existing UCC-1 financing statements, and (ii) enter into a pledge agreement, pursuant to which we will grant the collateral agent a security interest in shares of Inverness common stock equal in value to 150% of the outstanding amounts owed on the Series C Notes. On August 31, 2007, we and the holders of a majority of outstanding principal value of the 2006 Secured Convertible Notes and of the 2007 Secured Convertible Notes entered into a Consent that also directs the collateral agent, at the closing of the Asset Sale to (i) release existing collateral, terminate the Second Amended and Restated Security Agreement, terminate the Second Amended and Restated Contingent License Agreement and terminate existing UCC-1 financing statements, and (ii) enter into a pledge agreement, pursuant to which we will grant the collateral agent a security interest in shares of Inverness common stock equal in value to 150% of the outstanding amounts owed on the Secured Convertible Notes.
     The Series C Notes may become immediately due and payable in cash at a premium of 129% of the outstanding principal amount plus accrued interest and damages in the event we default under their terms. Potential defaults would include, among other things:

•	our failure to make payments as they become due;

•	our making an assignment for the benefit of creditors, or applying for or consenting to the appointment of a receiver or trustee for a substantial portion of our property or business or that of any subsidiary;

•	bankruptcy, insolvency or similar proceedings being filed by or against us or any subsidiary;

•	our default on our existing or future liabilities in excess of $250,000, including the Secured Convertible Notes; and

•	a breach of any material term of any other transaction document we entered into with the purchasers of the Series C Notes.
     The Series C Notes provide that the holders may not issue a default notice (as defined in the Series C Notes) for our failure to pay any of the Secured Convertible Notes which become due as a result of the closing of a change of control transaction, such as the Asset Sale, until the later of (a) ten business days after a registration statement on Form S-3 is declared effective by the Securities and Exchange Commission for the resale by us of shares of Inverness common stock we receive as proceeds of the Asset Sale or (b) the date of the closing of the Asset Sale.
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
     We received net proceeds of approximately $3.4 million after deducting the estimated expenses in connection with the Financing. We intend to use the net proceeds from the Financing for general corporate purposes.
     See also, Notes 4, 5 and 6 to the Unaudited Condensed Consolidated Financial Statements for additional information on our financing transactions.
Contractual Obligations
     Our future commitments as of September 30, 2007 are as follows:

			Payment Due by Period
		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years

Operating Lease Arrangements	$1,905,000	$631,000	$1,127,000	$147,000	$—
Capital Lease Arrangements	37,000	24,000	13,000	—	—
Convertible Note Obligations	11,706,000	11,706,000	—	—	—
Series C Note Obligations	4,670,000	4,670,000	—	—	—
Purchase Commitments	914,000	914,000	—	—	—
Service Agreement Commitments	15,000	11,000	4,000	—	—

Total	$19,247,000	$17,956,000	$1,144,000	$147,000	$—

     The $11.7 million of convertible note obligations reflected in the above table primarily consist of $4.6 million of principal payments, $398,000 of interest and $750,000 of premium on the 2006 Secured Convertible Notes as well as $4.2 million of principal payments, $548,000 of interest and $1.2 million of premium on the 2007 Secured Convertible Notes.
     The $4.7 million of promissory note obligations reflected in the above table primarily consist of $3.5 million of principal payments, $155,000 of interest and $1.0 million of premium on the Series C Notes.
     On November 3, 2006, we executed a supply agreement with Inverness that contains purchase commitments for our NMP22 BladderChek Test totaling approximately $1,684,000 over the first two years of the agreement. For the three and nine month periods ended September 30, 2007, we purchased $256,000 and $770,000, respectively, of the NMP22 BladderChek Test from Inverness.

     Service agreement commitments include primarily service and maintenance contracts related to manufacturing and research operations and equipment. The majority of the service agreement commitments does not extend past one year and no commitment exceeds $10,000 for any single vendor.
     The $1.9 million of operating lease arrangements reflected in the above table primarily consist of $1.3 million for the lease agreement for our corporate headquarters in Newton, Massachusetts which expires in December 2010 as well as $339,000 for the lease agreement for our office in Freiburg, Germany, which expires in January 2011.
     We have no material capital expenditure commitments.
Off-Balance Sheet Arrangements
     We have not created, and are not party to, any special-purpose or off-balance sheet entities for purpose of raising capital, incurring debentures or opening parts of our business that are not consolidated (to the extent of our ownership interest therein) into our financial statements. However, since inception, we have raised capital on numerous occasions through issuance of common stock, preferred stock, convertible debentures or Secured Convertible Notes. All those arrangements include issuance of warrants. Warrants are instruments that qualify as off-balance sheet arrangements. We have provided further details about those arrangements in Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.
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
     We believe that the accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2006 are critical to understanding our business, results of operations and financial condition because they involve significant judgments and estimates used in the preparation of our Consolidated Financial Statements. An accounting policy is deemed to be critical if it requires a judgment of accounting estimate to be made based on assumptions about matters that are highly uncertain, and if different estimates that could have been used, or if changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact our Consolidated Financial Statements. We reviewed our policies and determined that those policies remain our critical accounting policies for the three months ended September 30, 2007.
Recent Accounting Pronouncements
     We adopted the provisions of FIN 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109, on January 1, 2007. This interpretation prescribes new methodology by which we must measure, report, present, and disclose in our financial statements the effects of any uncertain tax return reporting positions that we have taken or expect to take. The interpretation requires financial statement reporting of the expected future tax consequences of uncertain tax return reporting positions on the presumption that all relevant tax authorities possess full knowledge of the tax reporting positions as well as all of the pertinent facts and circumstances, but it prohibits any discounting of these effects for the time value of money. In addition, the interpretation also mandates expanded financial statement disclosure about uncertainty in tax reporting positions. The adoption of FIN 48 did not have a material effect on our financial position, results of operations or cash flows.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
     Investment Portfolio. We own financial instruments that are sensitive to market and interest rate risks as part of our investment portfolio. The investment portfolio is used to preserve our capital until it is required to fund operations including our research and development activities. None of these market risk sensitive instruments is held for trading purposes. Our investment policy prohibits investing in derivatives. The interest rate on our Secured Convertible Notes is fixed. The interest rate of our Series C Notes is also fixed at fifteen percent per annum for the first ninety days after issuance, when the interest rate increases to eighteen percent per annum. Please read this paragraph in conjunction with Note 1 of Notes to Consolidated Financial Statements — “Operations and Significant Accounting Policies” of our Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on March 27, 2007 (File No. 001-12128).
     We invest our cash in securities classified as cash and cash equivalents. At September 30, 2007, these securities totaled $2.8 million and included money market accounts. Changes in interest rates affect the investment income we earn on our investments and, therefore, impact our cash flows and results of operations. A hypothetical 50 basis point decrease in interest rates would result in a decrease in annual interest income and a corresponding increase in net loss of approximately $8,000 for the period ended September 30, 2007.
     Foreign Exchange. The financial statements of Matritech GmbH are translated in accordance with SFAS No. 52, Foreign Currency Translation. The functional currency of our foreign subsidiary is the local currency (euro), and accordingly, all assets and liabilities of the foreign subsidiary are translated using the exchange rate at the balance sheet date except for intercompany receivables that are of long-term-investment nature, and capital accounts that are translated at historical rates. Revenues and expenses are translated monthly at the average rate for the month. Adjustments resulting from the translation from the financial statements of Matritech GmbH into U.S. dollars are excluded from the determination of net income and are accumulated in a separate component of stockholders’ equity. Foreign currency transaction gains and losses are reported in the accompanying interim condensed consolidated statements of operations and are immaterial to the results of operations. We had sales denominated in foreign currency of approximately $2,244,000 and $6,301,000, respectively, for the three and nine month periods ended September 30, 2007.
Item 4T. Controls and Procedures.
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
PART II. OTHER INFORMATION
Item 1A. Risk Factors.
     We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. This discussion highlights some of the risks that may affect our business, the proposed Asset Sale and dissolution and results of operations. These are the risks and uncertainties we believe are most important for you to consider. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also affect our business. If any of the following risks or uncertainties actually occurs, our business, financial conditions and operating results would likely suffer.
Risk Factors Relating to the Asset Sale
     Whether or not the Asset Sale is completed, there may be few, if any, assets available for distribution to our stockholders.
     If the Asset Sale is not completed and we are unable on a timely basis to identify an alternative source of working capital or enter into an alternative business combination transaction, we believe that it is likely that we will file for or be forced into bankruptcy. In this event, it is extremely unlikely that we would be able to pay, or provide for the payment of, all of our liabilities and obligations, and, therefore, there would be no assets available for distribution to our stockholders.
     If the Asset Sale is completed, even though we currently expect that the proceeds received at the closing will be sufficient to pay, or provide for the payment of, all of our known liabilities and obligations, it is possible that, in the course of the dissolution process, unknown liabilities will arise that will cause us to have insufficient proceeds to make distributions to our stockholders.
     Failure to complete the Asset Sale would likely result in us discontinuing our business and operations, negatively affect our stock price and/or reduce the assets available for distribution to our stockholders.
     If the Asset Sale is not completed for any reason, we would likely be subject to a number of material risks, including the following:
•	We may be unable to dispose of our assets for values equaling or exceeding our liabilities and obligations, particularly the assets that are the subject of the Asset Sale, which may be substantially diminished in value;

•	We may be unable to secure additional capital or to enter into an alternative business combination transaction, which would likely force us to resort to bankruptcy protection since we would be unable to pay our liabilities and obligations when due, including our liabilities under our outstanding Secured Promissory Notes;

•	We would still be required to pay expenses incurred in connection with the consummation of the Asset Sale, including legal and accounting fees;

•	Our employees may, faced with uncertain futures in light of the proposed Asset Sale, seek alternative employment, which may have a negative impact on our ability to continue our operations;

•	We may be required to pay Inverness a termination fee of $1.08 million; and

•	Our customers may, in response to the announcement and pendency of the Asset Sale, delay or defer purchasing decisions, which would have a negative impact on our ongoing business.
     The occurrence of any of the above would likely impair our ability to conduct our operations and business, and force us to discontinue our operations altogether. Any such discontinuation would likely cause the price of our common stock to decline. In addition, the price of our common stock may decline further if the current market price of our common stock reflects an assumption that the Asset Sale will be completed. Additionally, if the Asset Sale is not completed and we are forced to declare bankruptcy, there may be fewer assets available to distribute to our stockholders than would be available if the Asset Sale were completed and the plan of dissolution proposal were approved.
     Even if our stockholders approve the Asset Sale, the Asset Sale may not be completed.
     The completion of the Asset Sale is subject to numerous closing conditions, some of which are out of our control, and there can be no guarantee that we will be able to satisfy all of the closing conditions set forth in the Asset Purchase Agreement. Conditions to closing under the Asset Purchase Agreement include, for example, Inverness’ obtaining the consent of its lender with respect to the Asset Sale, if required, and no material adverse change having occurred with respect to us during the period prior to the closing of the Asset Sale. As a result, even if the Asset Sale is approved by the required vote of our stockholders at the special meeting, we cannot guarantee that the Asset Sale will be completed. If the Asset Sale is not completed, we would not have sufficient capital to repay our outstanding indebtedness when due, and this would likely force us to resort to bankruptcy protection.
     The Asset Purchase Agreement limits our ability to pursue alternatives to the Asset Sale.
     The Asset Purchase Agreement contains provisions that make it more difficult for us to sell our business to a party other than Inverness. These provisions include the general prohibition on our solicitation of any acquisition proposal or offer for a competing transaction, the requirement that we pay a termination fee of $1.08 million if the Asset Purchase Agreement is terminated in specified circumstances and the requirement that we submit the principal terms of the Asset Sale to a vote of our stockholders, even if our board of directors changes its recommendation.
     These provisions could discourage a third party that might have an interest in acquiring us or a significant part of our assets from considering or proposing that acquisition, even if that party were prepared to pay consideration with a higher value than the consideration to be paid by Inverness. Furthermore, the termination fee may result in a potential competing acquiror offering to pay a lower per share price to acquire us than it might otherwise have offered to pay. The payment of the termination fee could also have an adverse effect on our financial condition.

     Inverness’ right to be advised of and to submit a new offer not less favorable to us than any unsolicited third-party acquisition offer, as set forth in the Asset Purchase Agreement, continues until the termination of the Asset Purchase Agreement, which could make it more difficult for us to complete an alternative business combination transaction.
     All of our outstanding Secured Promissory Notes mature no later than December 13, 2007, and if the Asset Sale does not close by this date, we may default on these notes.
     All of our outstanding Secured Promissory Notes, in the aggregate principal amount of $12.3 million, mature on December 13, 2007, or earlier if the Asset Sale closes prior to that date. If the Asset Sale does not close prior to December 13, 2007, and if the holders of these outstanding Secured Promissory Notes do not agree to grant us an extension of this maturity date, we may be required to obtain additional, alternate financing to enable us to repay these outstanding Secured Promissory Notes. There can be no guaranty, however, that we will be successful in obtaining this alternate financing on acceptable terms or at all. As a result, it is possible that if the Asset Sale has not closed prior to December 13, 2007, we may not have funds available to satisfy our obligations under our outstanding Secured Promissory Notes and may, as a result, default on these notes. Further, since these notes are secured by our assets, if we defaulted on our obligations under these notes, it is possible that the holders of these Secured Promissory Notes could take action to enforce their security interest in our assets. Were this to occur, we would not likely be able to consummate the Asset Sale to Inverness or any other business combination transaction. If the closing of the Asset Sale does not occur prior to December 13, 2007, we would seek extension agreements from the holders of our outstanding Secured Promissory Notes. We may incur higher interest costs or other costs in connection with any extension we may negotiate with these note holders.
     A portion of the consideration that may become payable to us is contingent upon the revenue associated with the assets to be acquired by Inverness being in excess of targets specified in the Asset Purchase Agreement.
     In addition to the consideration to be paid to us at closing, Inverness has agreed to pay additional consideration of up to $2 million, payable in cash and/or shares of Inverness common stock, in the event revenue associated with the assets acquired from us is in excess of the targets specified in the Asset Purchase Agreement during the twelve month period following the closing of the Asset Sale. The amount of revenue that may be associated with these assets during such twelve-month period are subject to numerous factors outside of our control, including:
•	Inverness’ ability to leverage our existing customer and distributor relationships;

•	Inverness’ ability to operate our business successfully despite the departure of our management and other key employees;

•	the resources Inverness allocates to our business;

•	risks relating to foreign exchange rates; and

•	risks affecting our industry in general and our business in particular.
     If the revenues associated with the assets to be purchased by Inverness in the Asset Sale are not sufficient during such twelve-month period to trigger the payment of some or all of the additional consideration described above, the amount that will ultimately be distributable to our stockholders will not be increased.
     The market price of Inverness common stock has been historically volatile and is subject to fluctuations in price and liquidity based on business risks, market conditions and other factors. As a result, the cash proceeds we will realize from the sale of the Inverness common stock received in the Asset Sale are uncertain.
     If the Asset Sale is completed, Inverness will issue shares of Inverness common stock to us based on a weighted average closing price per share of Inverness common stock for the ten trading day period ending on the second trading day immediately prior to the date of the closing of the Asset Sale. Inverness has committed in the Asset Purchase Agreement to register these shares under the Securities Act for resale by us, and we expect to be able to resell all of these shares within a short period following the closing of the Asset Sale. However, it is possible that as a result of market conditions, securities laws restrictions, restrictions contained in the Asset Purchase Agreement, or other factors, that we may face unexpected delays in reselling the shares we receive from Inverness.
     We and our stockholders will bear the risks associated with Inverness’ business, market risks and any decline in the trading price of Inverness common stock during the period between the date on which the stock consideration for the Asset Sale is finally valued pursuant to the Asset Purchase Agreement and the date on which we are ultimately able to resell such shares of Inverness common stock. The market price of Inverness common stock has been historically volatile. During the twelve-month period ending on November 6, 2007, the closing price of Inverness common stock varied from a low of $37.25 to a high of $64.65, and ended that period at $63.33.
     We and our stockholders will be exposed to a number of tax-related risks in connection with the Asset Sale and upon our subsequent dissolution.
     The Asset Sale will be treated as a taxable sale of assets and we will report a taxable gain. The proceeds of the Asset Sale for this purpose will include both the fair market value of the shares of Inverness common stock delivered to us as consideration for the Asset Sale and our liabilities to be assumed by Inverness. We will also recognize a gain or loss on our subsequent liquidation and dissolution, including gain or loss resulting from appreciation or depreciation (after the closing date) in the value of the Inverness common stock sold by us. If the gains recognized by us as a result of the Asset Sale and our subsequent liquidation and dissolution (including sales by us of Inverness common stock) exceed the loss carryforwards currently available for purposes of either the regular income tax or the alternative minimum tax, we may be exposed to a tax obligation exceeding the cash available to us to pay such obligation.
     Though the Asset Sale will not be taxable directly to our stockholders, our subsequent dissolution will be taxable to our stockholders. A stockholder will be subject to tax if the fair market value of the liquidating distributions received (or deemed received, since a distribution could in the first instance be made to a liquidating trust) exceed the stockholder’s basis in our stock. A stockholder will recognize a loss for tax purposes if the fair market value of the liquidating distributions received (or deemed received, since a distribution could be made in the first instance to a liquidating trust) are less than the stockholder’s basis in our stock. Though our stockholders may recognize taxable income on gains in their shares of our stock at the time that the initial or any interim distributions are made, our stockholders will not generally be able to recognize any tax loss until we make our final distribution to our stockholders, which may not occur until 2012.
     Our stockholders would also be taxed on gains and losses realized by a liquidating trust, if any. Because there can be no assurance that distributions from such a trust would be available for this purpose, our stockholders may have to satisfy any resulting tax obligations from other resources.
     We may have undergone an “ownership change” for purposes of Section 382 of the Internal Revenue Code, which could affect our ability to offset gains.
     We do not believe that we have undergone an “ownership change” within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), as a result of the number of financing transactions involving equity instruments we have completed during the past five years. This belief, however, is subject to uncertainty because the calculations are complex and because the ultimate determination of these matters may be made by the Internal Revenue Service and not by us. Generally, if we have experienced a change of control at any time since our formation, utilization of our NOL or R&D credit carryforwards would be subject to an annual limitation under Section 382. If we have undergone one or more of these changes, our net operating losses existing as of the date of each ownership change may be unavailable in whole or in large part to offset gains from the sale of our assets to Inverness.
     If we are unable to offset fully for tax purposes gains recognized in respect of the Asset Sale with our tax loss carryforwards, we may incur a federal income tax liability that could materially and adversely affect the amount otherwise available for distribution to our stockholders.
     Certain of our directors and executive officers have interests in the Asset Sale that may be different from, or in addition to, the interests of our stockholders.
     When considering our board of directors’ recommendation that our stockholders vote in favor of the Asset Sale, our stockholders should be aware that some of our directors and executive officers have interests in the Asset Sale that may be different from, or in addition to, the interests of our stockholders. These interests include agreements that provide for various payments following a change of control such as the Asset Sale, the acceleration of the vesting of restricted stock, restricted stock units and stock options, and the right to continued indemnification and insurance coverage for acts or omissions occurring prior to the Asset Sale. In addition, one of our directors holds, and is also affiliated with various investment funds that also hold, outstanding Secured Promissory Notes and Series A Preferred Stock issued by us that will be repaid in full (including applicable prepayment premiums) with respect to the notes or paid in a liquidating premium with respect to the Series A Preferred Stock following the Asset Sale. As a result of these interests, these directors and executive officers could be more likely to recommend a vote in favor of the Asset Sale than if they did not hold these interests, and may have reasons for doing so that are not the same as the interests of our other stockholders. Our board of directors discussed these interests prior to voting to approve the Asset Sale and those directors who could be deemed to be “interested” in the Asset Sale recused themselves from the actual vote approving the Asset Sale.

     If our stockholders do not approve the name change, we will be in breach of the Asset Purchase Agreement.
     Under the Asset Purchase Agreement, we are selling all of our intellectual property, including our trademarks, which includes the name “Matritech.” Under the Delaware General Corporation Law, we must seek stockholder approval in order to change our name in our certificate of incorporation. If the Asset Sale is approved by our stockholders, but the name change is not approved by our stockholders, we will be in breach of the Asset Purchase Agreement.
Risk Factors Relating to Our Dissolution
     Our stockholders could approve the Asset Sale but vote against the plan of dissolution.
     If we obtain stockholder approval of the Asset Sale and complete the Asset Sale, but do not obtain stockholder approval of the plan of dissolution, we would have to continue our business operations from a very difficult position in light of the sale of substantially all of our assets and our announced intent to liquidate and dissolve. Assuming the completion of the Asset Sale, we will have no assets with which to generate operating revenue and likely will have retained only those employees required to wind up our corporate existence. Further, we do not intend to invest in another operating business following the closing of the Asset Sale. If the plan of dissolution is not approved, we would be forced to use any remaining cash and the cash received from the sale of the Inverness common stock received as consideration in the Asset Sale to pay ongoing operating expenses instead of making a distribution to our stockholders pursuant to the plan of dissolution.
     We cannot determine at this time the amount or timing of any distributions to our stockholders because there are many factors, some of which are outside of our control, that could affect our ability to make such distributions.
     We cannot determine at this time when, or potentially whether, we will be able to make any distributions to our stockholders or the amount of any such distributions. Those determinations depend on a variety of factors, including, but not limited to, whether the Asset Sale closes; the timing of the closing of the Asset Sale; the amount we will be required to repay under our outstanding Secured Promissory Notes issued in January 2006, January 2007 and August 2007; the amount we will be required to pay pursuant to change of control agreements; restrictions set forth in the Asset Purchase Agreement on our ability to make distributions; the amount of brokerage fees or costs of hedging transactions that we incur to minimize the market risk we face in order to sell the shares of Inverness common stock we will receive upon the closing of the Asset Sale; our operating costs through the date of our final dissolution; the amount of our liabilities to be paid in the future; the amount that we will realize upon our sale of the Inverness common stock to be received as consideration in the Asset Sale; potential limitations on the use of net operating loss carryforwards to offset taxable gain; the resolution of currently known contingent liabilities; the amount of unknown or contingent liabilities of which we become aware through the dissolution process; general business and economic conditions; and other matters.
     We will continue to incur claims, liabilities and expenses from operations (such as operating costs, salaries, directors’ and officers’ insurance, payroll and local taxes, legal and accounting fees and miscellaneous office expenses) as we seeks to close the Asset Sale and effect the dissolution. Our estimates regarding our expense levels may be inaccurate. Any unforecasted or unexpected claims, liabilities or expenses that arise before liquidation and final dissolution or any claims, liabilities or expenses that exceed our estimates would likely reduce the amount of cash available for ultimate distribution to our stockholders. Further, if available cash and amounts received on the sale of the Inverness common stock to be received in the Asset Sale are not adequate to provide for all of our obligations, liabilities, expenses and claims, we will not be able to distribute any amount at all to our stockholders.
     The amount of cash proceeds we will ultimately distribute to our stockholders is subject to significant uncertainties, many of which are beyond our control. Examples of uncertainties that could reduce the value of or eliminate distributions to our stockholders include the following:
•	the amount of our liabilities and obligations or the estimated costs and expenses of the Asset Sale and our operations until the date we are authorized to make a distribution to our stockholders under the applicable provisions of the Delaware General Corporation Law and the plan of dissolution, which date is not expected to be less than 210 days from the date of our filing of a certificate of dissolution with the Secretary of State of the State of Delaware, could increase;

•	presently unknown or contingent liabilities for which we may be responsible could later arise or become fixed in amount and we would be required to satisfy or reserve for these liabilities as part of the dissolution;

•	delays in completing the Asset Sale or delays in the timing of our dissolution could result in additional fees and expenses and result in reduced distributions to our stockholders;

•	the value of Inverness common stock could decline from its value as calculated under the Asset Purchase Agreement to the cash amount we actually receive when we are able to resell the shares of Inverness common stock we will receive at the closing of the Asset Sale; and

•	Inverness could make claims under the indemnity provisions of the Asset Purchase Agreement.
     For the foregoing reasons, there can be no assurance as to the timing and amount of distributions to our stockholders, even if the Asset Sale is completed.
     We are required to make priority distributions to holders of our Series A Preferred Stock as a result of the Asset Sale before making liquidating distributions to holders of our common stock.
     Under our certificate of incorporation, the holders of Series A Preferred Stock are entitled to receive a fixed, priority distribution in the amount of $8.80 per share upon the closing of the Asset Sale. The aggregate priority distribution we will be required to pay in respect of all currently outstanding shares of our Series A Preferred Stock is $716,311. We currently expect to make the required priority payment on our Series A Preferred Stock shortly after the closing of the Asset Sale and our sale of the shares of Inverness common stock received in consideration of the Asset Sale, following the repayment of all of our secured indebtedness and creation of a reserve for our other obligations and liabilities.
     Distribution of cash proceeds, if any, to our stockholders could be delayed and our stockholders could, in some circumstances, be held liable for amounts they received from us in dissolution.
     Although our board of directors has not established a firm timetable for distributions to our stockholders, the board of directors intends, subject to contingencies inherent in the winding up of our business and the payment of our obligations and liabilities, to distribute all of the cash that we receive upon the sale of the shares of Inverness common stock we will receive as consideration in the Asset Sale. We do not anticipate making any distributions to our stockholders until we have repaid all of our obligations and liabilities and complied with the requirements of the Delaware General Corporation Law for companies in dissolution, including requirements for the creation and maintenance of adequate contingency reserves. Thereafter, we anticipate making distributions to our stockholders as promptly as practicable in accordance with the plan of dissolution and the dissolution process selected by our board of directors in its sole discretion.
     We are, however, currently unable to provide the exact timing of any distribution to our stockholders as part of this wind up and dissolution process, though we anticipate that it is unlikely that we will make any distribution to our stockholders for a minimum of 210 days from the date on which we file our certificate of dissolution with the Secretary of State of the State of Delaware, all in accordance with applicable provisions of the Delaware General Corporation Law.
     Under the Delaware General Corporation Law, we will continue to exist for three years after the dissolution of the corporation becomes effective or for such longer period as the Delaware Court of Chancery shall direct, for the purpose of prosecuting and defending suits against us and enabling us to wind up our business, to dispose of our property, to discharge our liabilities and to distribute to our stockholders any remaining assets. Under the Delaware General Corporation Law, in the event we fail to create an adequate contingency reserve for payment of our expenses and liabilities during this three-year period, each of our stockholders could be held liable for payment to our creditors of such stockholder’s pro rata share of amounts owed to creditors in excess of the contingency reserve, up to the amount actually distributed to such stockholder.
     Accordingly, each of our stockholders could be required to return all distributions previously made to it, and as a result, it could receive nothing from us under the plan of dissolution. Moreover, in the event one of our stockholders has paid taxes on amounts previously received from us, a repayment of all or a portion of such amount could result in that stockholder incurring a net tax cost if the stockholder’s repayment of an amount previously distributed does not cause a commensurate reduction in taxes payable. There can be no assurance that the contingency reserve we will establish will be adequate to cover all of our remaining expenses and liabilities.
     It is also possible that one of our creditors could seek an injunction against the making of distributions to our stockholders on the basis that the amounts to be distributed are needed to provide for the payment of our liabilities and expenses. Any action of this type could delay or substantially diminish the amount available for distribution to our stockholders.
     We will continue to incur claims, liabilities and expenses that will reduce the amount available for distribution to our stockholders.
     We will continue to incur claims, liabilities and expenses from operations (including operating costs such as salaries, directors’ fees, directors’ and officers’ insurance, payroll and local taxes, legal and accounting fees and miscellaneous office expenses) as we seek to consummate the Asset Sale and wind up our operations. For example, we anticipate that the amount of severance payments, change of control payments and retention bonuses we will have to pay to our employees will be approximately $3.9 million and will be paid upon or shortly after the closing of the Asset Sale. Though not currently expected to be the case, if the proceeds that we receive upon our sale of the Inverness common stock to be received in consideration of the Asset Sale is not adequate to provide for the full repayment of our obligations, liabilities, expenses and claims, we will not be able to distribute any assets to our stockholders.
     Our stock transfer books will close on the date we file the certificate of dissolution with the Delaware Secretary of State, after which it will not be possible for stockholders to trade our stock.
     We will close our stock transfer books and discontinue recording transfers of our common stock at the close of business on the date we file the certificate of dissolution with the Secretary of State of the State of Delaware. Thereafter, certificates representing shares of our common stock shall not be assignable or transferable on our books. The proportionate interests of all of our stockholders shall be fixed on the basis of their respective stock holdings at the close of business on that date, and, thereafter any distributions made by us shall be made solely to the stockholders of record at the close of business on that date.
     We will continue to incur the expenses of complying with public company reporting requirements.
     Following the Asset Sale and through the subsequent dissolution, we have an obligation to continue to comply with the applicable reporting requirements of the Securities Exchange Act of 1934, as amended, even though compliance with these reporting requirements is economically burdensome. In order to curtail expenses, we intend, after filing our certificate of dissolution, to seek relief from the SEC from the reporting requirements under the Exchange Act. We anticipate that, if such relief is granted, we would continue to file current reports on Form 8-K to disclose material events relating to our liquidation and dissolution, along with any other reports that the SEC might require, but would discontinue filing annual and quarterly reports on Forms 10-K and 10-Q. However, the SEC may not grant any such relief. To the extent that we delay filing the certificate of dissolution, we would be obligated to continue complying with the applicable reporting requirements of the Exchange Act. The expenses we incur in complying with the applicable reporting requirements will reduce the assets available for ultimate distribution to our stockholders.
     If we fail to retain the services of appropriate personnel, the plan of dissolution may not succeed.
     The success of the plan of dissolution depends in large part upon our ability to retain the services of qualified personnel who will be charged with operating the Company following the closing of the Asset Sale. The retention of qualified personnel may be particularly difficult under our current circumstances. There can be no assurance that we will be successful in retaining the services of such qualified personnel or that we will be able to retain the services of such qualified personnel for the amounts we are willing to pay for such services.
Risk Factors Relating to Matritech
     We may need to obtain additional capital in order to continue our operations.
     At September 30, 2007, we had cash and cash equivalents of $2.8 million, negative working capital of $10.8 million and a net loss of $4.8 million in the fiscal quarter ended September 30, 2007, which raises substantial doubt about our ability to continue as a going concern. Although we completed a financing in August 2007, it realized net proceeds of only approximately $3.4 million. We expect to use the proceeds from this financing to fund our operations through the closing of the Asset Sale. However, it is possible that we will need to secure additional capital if the closing of the Asset Sale is delayed beyond December 13, 2007 or if we incur either large unanticipated expenses or a significant decrease in revenue. In such circumstances, if we were not able to receive an adequate amount of additional financing on a timely basis, we would be required to cease operations.
     If we do not consummate the Asset Sale before December 13, 2007, we will need to renegotiate our outstanding debt or face defaulting on our obligations, which could jeopardize our ability to consummate the Asset Sale.
     Currently, we have entered into agreements with the holders of more than 96% of the outstanding principal balance of our Secured Convertible Notes issued in January 2006 and January 2007 to defer any further payments on the Secured Convertible Notes until the earlier to occur of the December 13, 2007 maturity date or the closing of a change of control transaction such as the Asset Sale. Prior to the maturity date of the Secured Convertible Notes, we are still required to make monthly payments to the holders of the Secured Convertible Notes who have not agreed to defer the payments. If we are required to use our limited cash resources to make payments to non-deferring holders, we will need additional financing earlier than otherwise projected.
     If the Asset Sale has not yet occurred, all of our Secured Promissory Notes will become due and payable in full on December 13, 2007, unless the secured creditors agree to a further postponement of the due date. If all ongoing payments on the Secured Promissory Notes were postponed until and become due on December 13, 2007, the amount we would then be required to pay for accrued interest and principal would be approximately $13.4 million. Additional amounts, up to approximately $3.0 million, would also be due as a payment premium on the Secured Promissory Notes. We expect to have to pay all amounts due on our Secured Promissory Notes in cash, and if the Asset Sale has not been completed by December 13, 2007, we would likely not have the cash available to make these payments on our Secured Promissory Notes.
     Our failure to make timely payments on our Secured Promissory Notes would constitute an event of default under our Secured Promissory Notes and would likely result in our inability to continue operations, as further described in “Risk Factors — We may be unable to comply with provisions of our Secured Promissory Notes and could suffer significant consequences in the event of non-compliance.” In addition, any default under our Secured Promissory Notes could seriously jeopardize our ability to close the Asset Sale.
     If we are unable to close the Asset Sale, we expect that we will need to continue to obtain additional capital in the future until we become profitable and, if we are unable to obtain such capital on a timely basis, we likely will not be able to continue our operations.
     We have never been profitable and do not expect to be profitable in the near future. In the fiscal year ended December 31, 2006, we had an operating loss of $8.0 million and a net loss of $11.9 million. For the nine-month period ended September 30, 2007, we had an operating loss of $6.3 million and a net loss of $13.6 million. From March 2003 through August 2007, we raised capital on seven occasions through the sale of various debt and equity securities. We will, as we deem necessary or prudent and subject to the terms and conditions of the Asset Purchase Agreement with Inverness and our various outstanding debt and equity agreements, continue to seek to raise additional capital through various financing alternatives, including equity or debt financings, issuances of securities convertible into equity and corporate partnering arrangements. However, we have had great difficulty obtaining additional financing over the past year and may be unable to raise further capital.
     The terms of our Series A Preferred Stock and Secured Promissory Notes greatly restrict our ability to raise additional capital. Under the terms of the Series A Preferred Stock, we are prohibited from issuing senior equity securities or having indebtedness in excess of $15.3 million except in limited forms. Under the terms of our Secured Promissory Notes, we are prohibited from issuing any debt securities or incurring any indebtedness except in limited forms and in limited amounts. In addition, under the Asset Purchase Agreement, we are not permitted to incur additional indebtedness without Inverness’ prior written consent. These provisions place severe limits on our ability to raise additional financing.
     If we do not consummate the Asset Sale and do not receive an adequate amount of additional financing in the future on a timely basis, we will likely be unable to fund future cash operating deficits or to meet our cash payment obligations required by our Secured Promissory Notes. As a result, we would likely be required to shut down our operations.
     We may be unable to comply with provisions of our Secured Promissory Notes and could suffer significant consequences in the event of non-compliance.
     Our Secured Promissory Notes impose substantial penalties in the event we fail to comply with their terms. Potential events of default under the Secured Convertible Notes issued in January of 2006 and 2007 include:
•	failure to make payments as they become due;

•	failure to remain listed on any of the Nasdaq Stock Market, the New York Stock Exchange or AMEX;

•	failure to have an effective registration statement available for resale of the shares (except in the case of the January 2007 Secured Convertible Notes only if registration has been demanded);

•	failure to timely remove restrictive legends from any stock certificates delivered upon conversion;

•	written notice or public announcement of our intention not to issue shares upon conversion;

•	making an assignment for the benefit of creditors, or applying for or consenting to the appointment of a receiver or trustee for a substantial portion of our property or business or that of any subsidiary;

•	bankruptcy, insolvency or similar proceedings being filed by or against us or any subsidiary;

•	the acquisition of our business, whether by merger, a sale or disposition of substantially all of our assets, or otherwise;

•	a default on our existing or future liabilities in excess of $250,000; and

•	a breach of any material term of any other transaction document we entered into with the purchasers of these Secured Convertible Notes.
In addition, potential events of default under the August 2007 Series C Notes include:
•	failure to make payments as they become due;

•	making an assignment for the benefit of creditors, or applying for or consenting to the appointment of a receiver or trustee for a substantial portion of its property or business or that of any subsidiary;

•	bankruptcy, insolvency or similar proceedings being filed by or against us or any subsidiary;

•	a default on our existing or future liabilities in excess of $250,000; and

•	a breach by us of any material term of any other transaction document entered into with the purchasers of these Series C Notes.
     If we default on our obligations under the Secured Convertible Notes issued in January 2006 and 2007, we could be required to pay interest and liquidated damages, and the Secured Convertible Notes could become immediately due and payable in cash at a premium of up to 125% of the outstanding principal amount plus accrued interest. In addition, if we default on our obligations under the Series C Notes issued in August 2007, we could be required to pay interest and the Series C Notes could become immediately due and payable in cash at a premium of up to 129% of the outstanding principal amount. The holders of our Secured Promissory Notes, through the collateral agent to whom we granted a security interest in collateral relating to its NMP22 product line, could assume control of and sell the collateral, which consists of certain cell lines, equipment, inventory and general intangibles related to our NMP22 product line, as well as proceeds from any sales of the product line. Any of these events would jeopardize our financial position and viability as a going concern, as well as our ability to consummate the Asset Sale.
     We have incurred substantial indebtedness and may be unable to service our debt.
     As a result of sales of the Secured Promissory Notes, we substantially increased our indebtedness from approximately $0.8 million at the end of 2005 to approximately $12.4 million as of September 30, 2007. The Secured Convertible Notes issued in January 2006 and January 2007 bear interest at the rate of 15% per annum, and the Series C Notes issued in August 2007 bear interest at 15% per annum for the first 90 days they are outstanding and, thereafter, at 18% per annum. This level of indebtedness could, among other things:
•	make it difficult for us to make payments on this debt and other obligations;

•	make it difficult for us to obtain future financing;

•	require us to redirect significant amounts of cash flow from operations to service our indebtedness;

•	require us to take measures such as the reduction in scale of our operations that might hurt our future performance in order to satisfy our debt obligations; and

•	make us more vulnerable to bankruptcy.
     We have granted a security interest in our NMP22 product line that restricts our operation of, and could result in the loss of all assets related to, this product line if we default on our obligations.
     We granted to SDS Capital Group SPC, Ltd., as collateral agent for the holders of the Secured Promissory Notes, a security interest in collateral including some cell lines, equipment, inventory and general intangibles related to the NMP22 product line, as well as proceeds from any sale of that product line pursuant to a Second Amended and Restated Security Agreement. The collateral excludes receivables for product sales. The security interest covers assets related to both our NMP22 Test Kit and NMP22 BladderChek Test, the two products that represented approximately 92% of our product sales in 2006 and 92% for the nine months ended September 30, 2007. We also entered into a Second Amended and Restated Contingent License Agreement with the collateral agent granting license rights in the field of bladder cancer detection to some of our patents related to the NMP22 products, sublicense rights to patents licensed to us and used in connection with the NMP22 product line, and license rights to trademarks used exclusively in connection with the NMP22 product line. The Security Agreement and License Agreement impose restrictions on our sale or abandonment of the collateral and the patent rights. Further, these agreements afford the collateral agent the right to assume control of and sell the collateral and to use the license rights exclusively within the field of bladder cancer detection in the event of our default in our obligations under the Secured Promissory Notes. If we default on these obligations, and the collateral is sold, we will lose our primary source of revenue, which would have a material adverse effect on our business and would severely jeopardize our ability to continue operations and to complete the Asset Sale.
     We have a history of operating losses, are continuing to lose money and may never be profitable.
     We have incurred losses since we began operations in 1987. These losses have resulted principally from costs incurred in research and development and from selling, general and administrative costs associated with our market development and selling efforts. Our accumulated deficit from inception through September 30, 2007 is $123 million. Our product sales and net loss for each of the past three fiscal years and the nine months ended September 30, 2007 have been:

				Through
				September 30,
	2004	2005	2006	2007

Product Sales, net of all allowances	$7,275,000	$10,290,000	$12,085,000	$10,011,000
Net Loss	$11,123,000	$7,865,000	$11,935,000	$13,553,000
     We expect to continue to incur additional operating losses in the future.
     We may fail to meet the standards for continued listing of shares of our common stock on the American Stock Exchange or for listing of such shares on another national exchange.
     National stock trading exchanges, including the American Stock Exchange, or AMEX, where our common stock is currently listed, maintain standards and requirements for initial and continued listing of securities. In September 2006, we received notice from AMEX that we were not in compliance with certain continued listing standards relative to maintenance of stockholders’ equity and profitability. On October 23, 2006, we submitted to AMEX a plan of proposed actions we believed would bring us into compliance with applicable listing standards no later than March 21, 2008. On December 8, 2006, we received notice that AMEX had accepted our plan. AMEX may initiate delisting procedures against us if we do not make progress consistent with our submitted plan during the plan period or if we are not in compliance with applicable listing standards at the end of the plan period. Delisting of shares of our common stock would violate terms of our various financing documents, could result in the declaration of an event of default on our Secured Convertible Notes and could cause the note holders to seek to recover potential damages from us. Further, under the Asset Purchase Agreement, we have agreed that we will use commercially reasonable efforts to continue the listing of shares of our common stock on AMEX through the closing of the Asset Sale. Any suspension of trading or delisting of our shares could make it more difficult for us to raise needed additional capital on terms acceptable to us or at all and could seriously impair the ability of our stockholders to sell shares of our common stock.
     Market volatility and fluctuations in the price of our common stock, and trading volume may cause sudden decreases in the value of an investment in our common stock.
     The market price of our common stock has historically been, and is likely to continue to be, volatile. The price of our common stock has ranged between $0.10 and $0.85 in the fifty-two week period ended September 30, 2007. The stock market has from time to time experienced extreme price and volume fluctuations, particularly in the biotechnology sector, which have often been unrelated to the operating performance of particular companies. Factors such as announcements of technological innovations or new products by our competitors or disappointing results by third parties, as well as market conditions in our industry, may significantly influence the market price of our common stock. For example, in the past, the market price of our common stock has been affected by announcements of clinical trial results and technical breakthroughs at other biotechnology companies as well as our own public announcements regarding such things as quarterly sales and earnings, regulatory agency actions and corporate partnerships. Consequently, events both within and beyond our control may cause shares of our stock to lose their value rapidly.
     In addition, sales of a substantial number of shares of our common stock by stockholders could adversely affect its market price. In the third quarter of 2007, our common stock only had an average daily trading volume of approximately 269,000 shares. We may be required to file a resale registration statement if we receive a valid demand for registration of shares that may be issued upon conversion of the Secured Convertible Notes issued in January 2007 or exercise of the accompanying warrants. In connection with our January 2006 private placement of Secured Convertible Notes and warrants, we filed two resale registration statements covering an aggregate of up to 25,797,839 shares of our common stock for the benefit of the selling security holders. In connection with our March 2005 private placement of Series A Preferred Stock and warrants, we filed a resale registration statement covering up to 18,922,917 shares of our common stock for the benefit of those investors. In connection with our March 2004 private placement of our common stock and accompanying warrants, we filed a resale registration statement covering up to 7,121,031 shares of our common stock for the benefit of those investors. We have also filed numerous resale registration statements in connection with previous sales of our equity securities. The actual or anticipated resale by such investors under these registration statements may depress the market price of our common stock. Bulk sales of shares of our common stock in a short period of time could also cause the market price of our common stock to decline.

     Future equity or convertible debenture financings will result in additional dilution of the ownership interest of our existing investors and may have an adverse impact on the price of our common stock.
     If the Asset Sale is not completed, we expect that we will need to raise additional capital in the future to continue our operations. In order to fund our operations, we had raised additional capital from 2003 through August 2007 through the sale of debt and equity securities, and if the Asset Sale is not completed, we expect that we will continue to require additional capital to fund our operations and may seek to raise this capital through the sale of equity-related instruments. Any future equity-related financings will dilute the ownership interest of our existing investors and may have an adverse impact on the price of our common stock.
     In addition, the terms of the Series A Preferred Stock and the Secured Convertible Notes provide for anti-dilution adjustments to their conversion prices and to the exercise prices of the accompanying warrants. We are also contractually obligated to make “top-off” payments upon demand of the former holders of the warrants issued in March 2003 in the event we engage in a transaction that would have been a dilutive issuance under the March 2003 warrants.
     The Series A Preferred Stock and the accompanying warrants issued in connection with our March 2005 private placement also include anti-dilution protection provisions that were triggered by the sale of the Secured Convertible Notes issued in January 2006. As a result, the conversion price of the Series A Preferred Stock was reduced from $0.88 per share to $0.70 per share and the exercise price of the March 2005 warrants was reduced from $1.47 per share to $1.34 per share. Both the Series A Preferred Stock and the March 2005 warrants have reached their contractual floor prices and further dilutive issuances will not result in any further reduction in conversion or exercise price for these securities.
     The sale of 2007 Secured Convertible Notes in January 2007 triggered the anti-dilution protection provisions of the 2006 Secured Convertible Notes and accompanying warrants issued in January 2006. As a result, both the conversion price of the 2006 Secured Convertible Notes and the exercise price of the warrants issued in January 2006 were reduced from $0.65 and $0.67, respectively, to $0.63 per share. Future dilutive issuances could result in further reduction of the conversion price and exercise price of the 2006 Secured Convertible Notes and accompanying warrants issued in January 2006.
     The 2007 Secured Convertible Notes and accompanying warrants issued in January 2007 also contain anti-dilution protection provisions. Currently, these 2007 Secured Convertible Notes are convertible to our common stock at a price of $0.63 per share and the accompanying warrants are exercisable at an exercise price of $0.63 per share. If we complete a future financing at a price of less than $0.63 per share the conversion price of the 2007 Secured Convertible Notes would be reduced to the new financing price per share and the exercise price of the warrants issued in January 2007 would be reduced to the new financing price per share.
     We will not be able to significantly increase revenue or achieve profitability unless we increase the number of urologists using our NMP22 BladderChek Test, increase the per-urologist usage of our tests and/or successfully penetrate markets other than urologists.
     Currently, the primary market for our NMP22 BladderChek Test consists of urologists who utilize our NMP22 BladderChek Test as an adjunct to their cystoscopic examination of patients for detecting initial cases of bladder cancer and monitoring diagnosed cases for recurrence. We have focused our sales and marketing on developing urologist users for either or both of these applications. In order to achieve increased revenue and profitability, we must increase sales to urologists, increase the usage per urologist and/or expand the market for our product to other physicians, such as gynecologists and primary care doctors. While we have had success in developing new urologist customers, we are still in the early stages of convincing a large number of them to use the test more widely than their current practice. In addition, we have had limited experience in implementing our strategy of expanding users to include gynecologists and other physicians in Germany. In the United States, we have not yet implemented a program to sell our NMP22 BladderChek Tests to physicians other than urologists and we may not be successful in penetrating these physician markets. We may not be able to significantly expand the categories of physicians who use our NMP22 BladderChek Test. Failure to achieve one or more of these objectives may significantly limit our long term revenue potential and may require substantially more investment to achieve profitability.
     If we are unable to manufacture or otherwise obtain the product volumes we need, we may be unable to meet commitments to our customers and our results of operations would suffer.
     We currently manufacture our NMP22 Test Kits and package our NMP22 BladderChek Tests in our Newton, Massachusetts facility but rely on third party vendors for certain components and processes for each of these products. Neither we nor our vendors have experience in manufacturing and assembling the NMP22 Test Kits and BladderChek Tests in large volumes. As a result of the execution in November 2006 of a supply agreement with Inverness, we have arranged for Inverness to become an additional supplier for this product and to have multiple manufacturing locations for the NMP22 BladderChek Test. However, the ability of a new manufacturer to make this product satisfactorily is largely untested, as is the ability of a new manufacturer to produce large volumes of the product satisfactorily and on a timely basis. Further, the United States Food and Drug Administration, or the FDA, must approve and qualify any new manufacturing locations of the NMP22 BladderChek Test before tests manufactured at the new location can be sold in the United States. We expect the sales volume of our NMP22 BladderChek Test will generally continue to grow, although we expect that quarter-over-quarter sales may not always increase and the rate of increase will likely not remain constant. We and/or the suppliers of the NMP22 BladderChek Test may encounter difficulties in scaling up production of products, including problems involving:
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
     We do not currently have alternative suppliers manufacturing our NMP22 BladderChek Tests or providing processes for our NMP22 Test Kits. Unless and until we secure additional suppliers for our NMP22 BladderChek Test and for processes for our NMP22 Test Kit, and we demonstrate to the FDA that additional suppliers are equivalent to our current sources, we will be at risk of disruption of our product supply and may be unable to meet our sales commitments to customers. Although we have executed a supply agreement with Inverness for our NMP22 BladderChek Test, and Inverness plans on having multiple manufacturing locations qualified and available for the manufacture of this product, to date the product is being manufactured at only one location and only one location has been qualified. We have not yet obtained approval from the FDA to use a different manufacturing location. We may face delays in securing FDA approval for use of an additional manufacturing location for our NMP22 BladderChek Test, and we may not be able to secure the necessary approval at all. In that event, we would expect that our product would continue to be manufactured at the same location it has been for several years. While we attempt to maintain an adequate level of inventory to provide for contingencies such as key product components becoming unavailable or available in insufficient quantities, or an assembler failing to meet our requirements, our inventory levels may not be adequate to meet our commitments for an extended period of time. We may be forced to modify our products to enable another supplier or another manufacturing location to meet our requirements, or we may be required to cease production and sale of our products altogether if our existing supply sources do not continue to provide sufficient quantities of product to us for whatever reason. Any product modification or cessation of production and sale of our products would likely cause us to fail to satisfy our sales commitments to our customers. Our failure or delay in meeting our sales commitments would likely cause sales to decrease, could result in significant expense to obtain alternative sources of supply or assembly with the necessary facilities and know-how, and would negatively affect our results of operations.
     We may need to stop selling our NMP22 BladderChek Tests if we cannot obtain necessary licenses or waivers to use lateral flow technology, and we may need to stop selling other products if third parties assert infringement claims against us.
     Our NMP22 BladderChek Test uses lateral flow technology consisting of an absorbent material that soaks up urine from a small reservoir at one end of the container housing the test strip and exposes the urine to chemicals and antibodies arranged on the surface of or imbedded in the test strip. After a reaction with our proprietary antibodies, a test result appears in a window located on the container housing the test strip. The manufacture, use, sale, or import of point-of-care products that include lateral flow technology requires us to obtain patent licenses in some jurisdictions. In August 2004, we entered into a license agreement, effective as of April 1, 2004, with Abbott Laboratories, which holds patent rights in the lateral flow area. In November 2006, we entered into a supply agreement with Inverness, which holds substantial patent rights in the lateral flow area covering the professional field, including licensed health care providers and diagnostic laboratories. As part of this agreement, we have secured protection from claims by Inverness of infringement of Inverness’ lateral flow patent rights for products we purchase from Inverness and resell in the professional field. Inverness has also agreed not to sue us, our resellers, distributors and end-customers for infringement of these lateral flow patent rights for products sold prior to November 3, 2006. If we are unable to obtain any additional patent licenses that we need or similar protection from infringement claims in order to permit us to make, use, sell, or import our NMP22 BladderChek Test products in the United States or in other jurisdictions, we will have to stop selling our NMP22 BladderChek Tests in these jurisdictions until the expiration of the relevant patents or until we are able to develop an alternative non-infringing design solution that uses a different technology. We may not, however, be able to do this on a timely basis. In addition, we may also be subject to litigation that seeks a percentage of the revenues we have received from the sale of our NMP22 BladderChek Tests. We accrue estimated royalties on sales of our NMP22 BladderChek Test based on estimates of our obligations under existing licensing agreements and, when probable and estimable, based upon our appraisal of intellectual property claims to which we may be subject. If we are required to obtain additional licenses, the additional royalties due for those licenses may substantially reduce our gross profits and make it difficult or impossible for us to achieve profitability without new products or sources of revenue.
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
     We expect that our current and future products will compete with existing FDA-approved tests, such UroVysion, which has been approved for both monitoring and diagnosing bladder cancer, and BTA Stat, which is a point-of-care test that has been approved for use in monitoring bladder cancer patients; a test known as CEA, which is used primarily for monitoring colorectal and breast cancers; a test known as CA19.9, which is used primarily for monitoring colorectal and gastric cancers; a test known as PSA, which is used primarily for monitoring and screening prostate cancer; tests known as TRUQUANT® BR RIA, CA15.3 and CA27.29, which are used for monitoring breast cancer; and cervical specimen collection and analysis systems known as Imaging-Directed CytologyTM (Cytyc) and FocalPointTM slide profiler (TriPath Imaging). We are also aware of a number of companies that are developing cancer diagnostic products based upon gene technology such as OncoType Dx. Our diagnostic products will also compete with more invasive or expensive procedures such as minimally invasive surgery, bone scans, magnetic resonance imaging and other in vivo imaging techniques. In addition, other companies may introduce competing diagnostic products based on alternative technologies that may adversely affect our competitive position. As a result, our products may become less competitive, obsolete or non-competitive.
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
     In most countries, third party reimbursement is the most important factor in achieving adequate per-unit pricing. Typically, a necessary—but not sufficient—condition for obtaining third party reimbursement is an approval from the relevant jurisdiction’s healthcare product regulatory authorities (such as the FDA in the United States). However, approvals by these authorities typically do not compel reimbursement by medical insurers, do not establish a reimbursement price and do not set forth the specific medical circumstances required to be satisfied in order to qualify for reimbursement. These are typically the province of the health care plans, whether private or public. Further, initial approval by a health care plan does not ensure continued reimbursement or stable prices. At a later date some insurers may decide not to continue reimbursement at all, not to continue reimbursement for some medical applications and/or to decrease the reimbursement amount. Low reimbursement, no reimbursement or reimbursement that requires a patient to pay a significant portion of the cost could have a material adverse impact on our potential revenues.
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
     To date, in Germany, where the national reimbursement bodies have not approved reimbursement for our products, much of our sales revenue to physicians results from patients paying for our products themselves. This lack of reimbursement may have limited the number of potential patients for our products. On the other hand, our product sales may have benefited because there are no restrictions on the amounts that physicians are able to charge and physicians are not restricted to order the test only in those medical circumstances contained in a reimbursement policy. If the national reimbursement bodies were to designate our products as reimbursable, and did so at a low rate or for very limited clinical indications, it might decrease the prices we could charge, lower the volume of tests that may be ordered and, in general, decrease the interest of physicians in using our products. Reimbursement designation, however, could enable a far greater number of patients to be tested with our products, which would partially offset such per-unit revenue decline. Reimbursement decisions can also be affected by national policies designed to control healthcare costs. These policies can limit prices paid for tests or limit the circumstances in which public and private insurers will reimburse the cost of tests. For example, Medicare has frozen reimbursement for clinical laboratory tests at 2003 levels and future changes could impose limitations on the prices our physician and laboratory customers can charge for the services based on our products. The future announcement or adoption of such proposals could reduce the profitability of our business.
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
     We and our distributors are subject to extensive government regulation that adds to the cost and complexity of our business, may result in unexpected delays and difficulties, may impose severe penalties for violations and may prevent the ultimate sale or distribution of our products in certain countries.
     The FDA and many foreign governments stringently regulate the medical devices that we manufacture and that we and our distributors market to physicians or other customers. The FDA regulates the clinical testing, manufacture, labeling, distribution and promotion of medical devices in the United States and agencies in the European Union, Japan and other countries where we sell our products have their own regulations. If our products do not receive appropriate approvals from medical device regulatory authorities in any country, we cannot sell our products in that country, either on our own or through distributors.
     Any products that we or our suppliers manufacture or distribute in accordance with FDA approvals are subject to stringent regulation by the FDA, including:
•	keeping records and reporting adverse experiences with the use of those devices;

•	registering our establishments and listing our devices with the FDA and submitting these manufacturing establishments to periodic inspections by the FDA and certain state agencies; and

•	requiring our products to be manufactured in accordance with complex regulations known as Quality System Regulations, which include procedural and documentation requirements for manufacturing and quality assurance activities.
     If we fail to comply with any FDA requirement, we may face a number of costly and/or time consuming enforcement actions, including:

•	fines;

•	injunctions;

•	civil penalties;

•	recall or seizure of products;

•	total or partial suspension of production;

•	delay or refusal of the agency to grant premarket clearance or premarket approval for other devices in our development pipeline;

•	withdrawal of marketing approvals; and

•	criminal prosecution.
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
     Labeling and promotional activities are subject to scrutiny in the United States by the FDA and, in certain instances, by the Federal Trade Commission, and by regulatory bodies in most countries outside the United States where we sell products. For example, our NMP22 Test Kit has received FDA approval and may be promoted by us only as an aid in the management of patients with bladder cancer or as a diagnostic aid for use for previously undiagnosed individuals who have symptoms of or are at risk for bladder cancer. The FDA actively enforces regulations prohibiting the promotion of devices for unapproved uses and the promotion of devices for which premarket approval or clearance has not been obtained. In order to permit Inverness, our distributor, to sell our NMP22 BladderChek Test in the non-prescription, over-the-counter market in the U.S., we will have to conduct clinical trials, make an additional submission to the FDA and secure FDA approval. There is no guarantee that clinical trials we conduct will support a non-prescription, over-the-counter use of the NMP22 BladderChek Test, that we will be able to secure FDA approval for sale in that market or that Inverness will ever commence sale of our NMP22 BladderChek Test in that market.
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
     Our inability to develop and commercialize additional products may limit the future prospects for our business, sales and profits.
     We believe that our ability to achieve profitability and to increase profits will be affected by our progress in producing additional revenue-generating products and technologies. Other than our NMP22 products and the allergy and other diagnostic products distributed by our German subsidiary, none of our technologies has been commercialized or is close enough to commercialization to be expected to generate revenue in the foreseeable future, if at all. In September 2007, we and Sysmex Corporation terminated the Exclusive License and Exclusive Supply Agreement under which Sysmex had licensed our NMP179® technology for cervical cancer detection. We currently have no further plans to license or commercialize our NMP179 technology. In October 2007, we announced that we have terminated most of our research and development staff and are no longer pursuing further development or submission on any of our research and development programs. If we are unable to successfully develop and commercialize other products or technologies, the prospects for our business, sales and profits will be materially limited. In addition, if we are unable to develop and commercialize additional products to diversify our revenue streams, great reliance will be placed on the success of our few existing products.
     We may encounter insurmountable obstacles or incur substantially greater costs and delays than anticipated in the development process.
     From time to time, we have experienced setbacks and delays in our research and development efforts and may encounter further obstacles in the course of the development of additional technologies, products and services. We may not be able to overcome these obstacles or may have to expend significant additional funds and time. For example, in 1997, we elected to terminate development of a blood-based test for PC1, a candidate marker for prostate cancer, due to unexpected difficulties. Despite encouraging initial results from an earlier low throughput research testing method, we were unable to develop a kit for use in testing prostate cancer patients even when we employed 1997 state-of-the-art detection methods. We have subsequently announced that a different set of proteins (NMP48), discovered using a different discovery method, are the primary candidates in our prostate cancer program. More recently, we and others have observed that the testing results of a low throughput research mass spectrometry instrument are not readily reproducible or transferable to high throughput mass spectrometry instruments. As a result, the preliminary positive results our scientists have achieved using monoclonal antibody based immunoassays and reverse transcriptase polymerase chain reaction have caused us to direct our product development resources to these methods for the past two years. If we fail to develop clinical tests based upon any of these methods, we may be forced to curtail or abandon these programs and others that share the same characteristics or approach. In 2006, we reported that the sensitivity and specificity of the breast cancer tests we had in development were not sufficient to begin clinical trials for submission to the FDA and that we were proceeding with testing of additional antibody pairs, including some focused on different targets. Technical obstacles and challenges we encounter in our research and development process may result in delays in or abandonment of product commercialization, may substantially increase the costs of development, and may negatively affect our results of operations.
     We often face challenges in replicating the research results we obtain in our laboratories in clinical trials and, as a result, we may have difficulty commercializing our products.
     Investors should not expect products that we commercialize to perform as well in large-scale clinical trials as preliminary discovery research results in the small numbers of samples reported by us may suggest. In large-scale clinical trials, such as those required by the FDA, we expect to encounter greater variability and risks including but not limited to:
•	obtaining acceptable specimens from patients and healthy individuals;

•	testing a much larger population of individuals than we tested in early discovery, which will be likely to include more biologic variability;

•	preparation methods for the specimens using lower cost, high-throughput procedures, which might result in performance different from those used in early discovery; and

•	inability to develop economic and reproducible test methods for the substance to be measured.
     We believe that testing our final products in a clinical setting may yield less accurate product performance than the performance reported during the discovery phase. Unfavorable, or less favorable, results in clinical trials may make commercializing our products more difficult.
     Successful technical development of our products does not guarantee successful commercialization.
     We may successfully complete technical development for one or all of our product development programs, but still fail to develop a commercially successful product for a number of reasons, including the following:
•	failure to obtain the required regulatory approvals for their use;

•	prohibitive production costs;

•	clinical trial results might differ from discovery-phase data; and

•	variation of perceived clinical value of products from physician to physician.
     Our success in the market for the diagnostic products we develop will also depend greatly on our ability to educate physicians, patients, insurers and distributors on the medical benefits of our new products. Even if we successfully educate the market, competing products may prevent us from gaining wide market acceptance of our products.
     If we do not adequately protect our intellectual property, we could lose our ability to compete in the marketplace.
     Protection of our intellectual property is necessary for the success of our products and business. Patent protection can be limited and not all intellectual property is or can be protected by patent. We rely on a combination of patent, trade secret and trademark laws, nondisclosure and other contractual provisions and technical measures to protect our proprietary rights in our current and planned products. We have little protection when we must rely on trade secrets and nondisclosure agreements. Our competitors may independently develop technologies and products that are substantially equivalent or superior to our technology and products. If our competitors develop superior or competing technology and are able to produce products similar to or better than ours, our revenues could decrease.
     While we have obtained patents where advisable, patent law relating to the scope of certain claims in the biotechnology field is still evolving. In some instances, we have taken an aggressive position in seeking patent protection for our inventions and, in those cases, the degree of future protection for our proprietary rights is uncertain. In addition, the laws of certain countries in which our products are, or may be, licensed or sold do not protect our products and intellectual property rights to the same extent as the laws of the United States.
     If we are unable to recruit and retain key management, scientific and sales personnel, our business would be negatively affected.
     For our business to be successful, we need to attract and retain highly qualified scientific, sales and management personnel. As of September 30, 2007, we employed fewer than 70 employees. The loss of key members of our scientific staff or a number of our sales staff within a short period of time, and the failure to recruit the necessary additional or replacement personnel when needed with specific qualifications and on acceptable terms, might impede our research and development efforts and/or our direct-to-the-doctor marketing strategy. In the fall of 2007 we implemented cost reduction measures, as a result of which we have selectively curtailed expenditures and decreased staff in regulatory affairs, marketing and administration. We have also terminated most of our research and development staff. Our success is also greatly dependent on the efforts and abilities of our management team. The simultaneous loss of multiple members of senior management may delay achievement of our business objectives due to the time that would be needed for replacements to be recruited and become familiar with our business. We face intense competition for qualified personnel from other companies, research and academic institutions, government entities and other organizations.
     We may be unable to establish distributor relationships with high revenue potential in jurisdictions where we do not have a direct sales force.
     We rely primarily on distributors to market our NMP22 BladderChek Tests in territories other than the United States and Germany. To date, our distribution arrangements in those other territories have not produced sales levels or sales growth consistent with the progress achieved by our own direct-to-the-doctor sales forces operating in the United States and Germany. We have limited experience in selecting and managing distributors and do not know whether our existing distributors or others we may engage in the future will achieve substantial sales levels of our products in the near term or at all. Failure to establish successful product distribution could severely limit the growth potential for our products, and our revenue and results of operation could be negatively affected.
     If we are sued on the basis of product-related claims, the cost of defending those claims could be prohibitive.
     The testing, marketing and sale of human healthcare products entail an inherent exposure to product liability claims. Third parties may successfully assert product liability claims against us. Although we currently have insurance covering product liability claims, we may not be able to maintain this insurance at acceptable cost in the future, if at all. In addition, our insurance may not be sufficient to cover particularly large claims. Significant product liability claims could result in large and unexpected expenses as well as a costly distraction of management resources, potential negative publicity and reduced demand for our products.
     If the products we distribute that are made by other companies become unavailable or do not meet quality standards, we may lose revenues and may face liability claims.
     If the products we distribute, but do not manufacture, become unavailable for any reason or fail to meet our quality standards, we would need to seek alternative sources of supply. If we are unable to find alternative sources of an equivalent product, we may be required to cease distribution of those products affected by this supply issue, which could cause revenues to decrease or to be lost permanently. Furthermore, if products that we distribute, but do not manufacture, should be found defective, we could be sued on the basis of product liability or other claims.
     Our activities involve the use of hazardous materials, and we may be held liable for any accidental injury from these hazardous materials.
     Our research and development and assembly activities involve the use of hazardous materials, including carcinogenic compounds. Although we believe that our safety procedures for handling and disposing of these hazardous materials comply with the standards prescribed by federal, state and local laws and regulations, we cannot completely eliminate the risk of accidental contamination or injury from these materials. In the event of an accident or exposure, we could be held liable for resulting damages, and significant and unexpected costs, as well as costs related to increased insurance premiums or even the inability to obtain adequate insurance at a reasonable price, could result. We might also face costs associated with loss of operations during any required clean-up. Any costs or liabilities resulting from our use of hazardous materials may negatively impact our financial condition and results of operations.
Item 6. Exhibits.

Exhibit No:	Description

3.1	Amended and Restated By-Laws of the Company (filed as Exhibit 3.1 to our Current Report on Form 8-K on October 12, 2007 and incorporated herein by reference)

4.1	Agreement and Amendment to 15% Secured Convertible Promissory Notes dated January 13, 2006 and Series B 15% Secured Convertible Promissory Notes dated January 22, 2007 (filed as Exhibit 4.1 to our Current Report on Form 8-K on August 2, 2007 and incorporated herein by reference)

4.2	Form of Purchase and Sale Agreement dated July 31, 2007 by and between Matritech, Inc. and holders of warrants originally issued March 31, 2003 (filed as Exhibit 4.2 to our Current Report on Form 8-K on August 2, 2007 and incorporated herein by reference)

4.3	Consent of Majority Holders of 15% Secured Convertible Promissory Notes dated January 13, 2006 and January 22, 2007 (filed as Exhibit 4.1 to our Current Report on Form 8-K on August 10, 2007 and incorporated herein by reference)

4.4	Amendment to Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock of Matritech, Inc. (filed as Exhibit 4.2 to our Current Report on Form 8-K on August 10, 2007 and incorporated herein by reference)

4.5	Consent of Holders of a Majority of Outstanding Principal Value of 15% Secured Convertible Promissory Notes dated January 13, 2006 and dated January 22, 2007 to Defer Payments (filed as Exhibit 4.3 to our Current Report on Form 8-K on August 10, 2007 and incorporated herein by reference)

4.6	Form of Consent of Holder of 15% Secured Convertible Promissory Notes dated January 13, 2006 and/or dated January 22, 2007 to Defer Payments (filed as Exhibit 4.2 to our Current Report on Form 8-K on August 30, 2007 and incorporated herein by reference)

4.7	Securities Purchase Agreement dated August 30, 2007, between Matritech, Inc. and various purchasers (filed as Exhibit 4.1 to our Current Report on Form 8-K on September 4, 2007 and incorporated herein by reference)

4.8	Form of Note dated August 30, 2007, and issued to various purchasers of Series C Notes (filed as Exhibit 4.2 to our Current Report on Form 8-K on September 4, 2007 and incorporated herein by reference)

4.9	Second Amended and Restated Security Agreement dated August 30, 2007, by and between Matritech, Inc. and SDS Capital Group SPC, Ltd. as Collateral Agent (filed as Exhibit 4.3 to our Current Report on Form 8-K on September 4, 2007 and incorporated herein by reference)

4.10	Second Amended and Restated Contingent License Agreement dated August 30, 2007, by and between Matritech, Inc. and SDS Capital Group SPC, Ltd. as Collateral Agent (filed as Exhibit 4.4 to our Current Report on Form 8-K on September 4, 2007 and incorporated herein by reference)

4.11	Consent of Majority Holders of 15% Secured Convertible Promissory Notes dated January 13, 2006 and January 22, 2007 (filed as Exhibit 4.5 to our Current Report on Form 8-K on September 4, 2007 and incorporated herein by reference)

4.12	Agreement and Amendment of Certain Secured Convertible Promissory Notes dated January 13, 2006 and January 22, 2007 (filed as Exhibit 4.6 to our Current Report on Form 8-K on September 4, 2007 and incorporated herein by reference)

10.1	Asset Purchase Agreement, dated August 27, 2007, by and among Matritech, Inc., Inverness Medical Innovations, Inc. and Milano Acquisition Corp. (filed as Exhibit 10.1 to our Current Report on Form 8-K on August 28, 2007 and incorporated herein by reference)

10.2	Termination Agreement by and between Sysmex Corporation and Matritech, Inc. dated September 28, 2007 (filed as Exhibit 10.1 to our Current Report on Form 8-K on October 2, 2007 and incorporated herein by reference)

10.3 #	Amended and Restated Change of Control Agreement, by and between the Company and Stephen D. Chubb, dated October 5, 2007 (filed as Exhibit 10.1 to our Current Report on Form 8-K on October 12, 2007 and incorporated herein by reference)

10.4 #	Amended Non-Disclosure and Inventions Agreement, by and between the Company and Stephen D. Chubb, dated October 5, 2007 (filed as Exhibit 10.2 to our Current Report on Form 8-K on October 12, 2007 and incorporated herein by reference)

Exhibit No:	Description

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#	Indicates management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-Q pursuant to Item 6 of this report.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MATRITECH, INC.
Date: November 9, 2007	By:	/s/ Stephen D. Chubb
Stephen D. Chubb
Director, Chairman and Chief Executive Officer (principal executive officer)

Date: November 9, 2007	By:	/s/ Richard A. Sandberg
Richard A. Sandberg
Director, Vice President, Chief Financial Officer and Treasurer (principal accounting and financial officer)

EXHIBIT INDEX

Exhibit No:	Description

3.1	Amended and Restated By-Laws of the Company (filed as Exhibit 3.1 to our Current Report on Form 8-K on October 12, 2007 and incorporated herein by reference)

4.1	Agreement and Amendment to 15% Secured Convertible Promissory Notes dated January 13, 2006 and Series B 15% Secured Convertible Promissory Notes dated January 22, 2007 (filed as Exhibit 4.1 to our Current Report on Form 8-K on August 2, 2007 and incorporated herein by reference)

4.2	Form of Purchase and Sale Agreement dated July 31, 2007 by and between Matritech, Inc. and holders of warrants originally issued March 31, 2003 (filed as Exhibit 4.2 to our Current Report on Form 8-K on August 2, 2007 and incorporated herein by reference)

4.3	Consent of Majority Holders of 15% Secured Convertible Promissory Notes dated January 13, 2006 and January 22, 2007 (filed as Exhibit 4.1 to our Current Report on Form 8-K on August 10, 2007 and incorporated herein by reference)

4.4	Amendment to Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock of Matritech, Inc. (filed as Exhibit 4.2 to our Current Report on Form 8-K on August 10, 2007 and incorporated herein by reference)

4.5	Consent of Holders of a Majority of Outstanding Principal Value of 15% Secured Convertible Promissory Notes dated January 13, 2006 and dated January 22, 2007 to Defer Payments (filed as Exhibit 4.3 to our Current Report on Form 8-K on August 10, 2007 and incorporated herein by reference)

4.6	Form of Consent of Holder of 15% Secured Convertible Promissory Notes dated January 13, 2006 and/or dated January 22, 2007 to Defer Payments (filed as Exhibit 4.2 to our Current Report on Form 8-K on August 30, 2007 and incorporated herein by reference)

4.7	Securities Purchase Agreement dated August 30, 2007, between Matritech, Inc. and various purchasers (filed as Exhibit 4.1 to our Current Report on Form 8-K on September 4, 2007 and incorporated herein by reference)

4.8	Form of Note dated August 30, 2007, and issued to various purchasers of Series C Notes (filed as Exhibit 4.2 to our Current Report on Form 8-K on September 4, 2007 and incorporated herein by reference)

4.9	Second Amended and Restated Security Agreement dated August 30, 2007, by and between Matritech, Inc. and SDS Capital Group SPC, Ltd. as Collateral Agent (filed as Exhibit 4.3 to our Current Report on Form 8-K on September 4, 2007 and incorporated herein by reference)

4.10	Second Amended and Restated Contingent License Agreement dated August 30, 2007, by and between Matritech, Inc. and SDS Capital Group SPC, Ltd. as Collateral Agent (filed as Exhibit 4.4 to our Current Report on Form 8-K on September 4, 2007 and incorporated herein by reference)

4.11	Consent of Majority Holders of 15% Secured Convertible Promissory Notes dated January 13, 2006 and January 22, 2007 (filed as Exhibit 4.5 to our Current Report on Form 8-K on September 4, 2007 and incorporated herein by reference)

4.12	Agreement and Amendment of Certain Secured Convertible Promissory Notes dated January 13, 2006 and January 22, 2007 (filed as Exhibit 4.6 to our Current Report on Form 8-K on September 4, 2007 and incorporated herein by reference)

10.1	Asset Purchase Agreement, dated August 27, 2007, by and among Matritech, Inc., Inverness Medical Innovations, Inc. and Milano Acquisition Corp. (filed as Exhibit 10.1 to our Current Report on Form 8-K on August 28, 2007 and incorporated herein by reference)

10.2	Termination Agreement by and between Sysmex Corporation and Matritech, Inc. dated September 28, 2007 (filed as Exhibit 10.1 to our Current Report on Form 8-K on October 2, 2007 and incorporated herein by reference)

10.3 #	Amended and Restated Change of Control Agreement, by and between the Company and Stephen D. Chubb, dated October 5, 2007 (filed as Exhibit 10.1 to our Current Report on Form 8-K on October 12, 2007 and incorporated herein by reference)

10.4 #	Amended Non-Disclosure and Inventions Agreement, by and between the Company and Stephen D. Chubb, dated October 5, 2007 (filed as Exhibit 10.2 to our Current Report on Form 8-K on October 12, 2007 and incorporated herein by reference)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

Exhibit No:	Description

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#	Indicates management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-Q pursuant to Item 6 of this report.